Form 10-Q
period 1996-03-31
CLUB CORP INTERNATIONAL
filed 1996-05-10
CIK 929455

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        ------------------------------


                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1996


                Commission file numbers 33-89818 and 33-96568


                        CLUB CORPORATION INTERNATIONAL
            (Exact name of registrant as specified in its charter)


                    NEVADA                                 75-1311242
          (State or other jurisdiction of               (I.R.S. employer
          incorporation or organization)               identification no.)


          3030 LBJ FREEWAY, SUITE 700                  DALLAS, TEXAS 75234
     (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (214) 243-6191

             Former name, former address and former fiscal year,
                     if changed since last report:  NONE



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X   No.

The number of shares of the Registrant's Common Stock outstanding as of March 31, 1996 was 85,667,032.

                        CLUB CORPORATION INTERNATIONAL

                                    Index


               PART I. FINANCIAL INFORMATION

               Item 1. Financial Statements
                         Independent Auditors' Review Report
                         Consolidated Balance Sheet
                         Consolidated Statement of Operations
                         Consolidated Statement of Stockholders' Equity Consolidated Statement of Cash Flows
                         Condensed Notes to Consolidated Financial Statements

               Item 2.
                         Management's Discussion and Analysis of
                            Financial Condition and Results of Operations

               PART II. OTHER INFORMATION

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REVIEW REPORT









The Board of Directors
Club Corporation International:

We have reviewed the consolidated balance sheet of Club Corporation International and subsidiaries (ClubCorp) as of March 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ClubCorp as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated February 23, 1996 on the consolidated financial statements of ClubCorp as of and for the year ended December 31, 1995 refers to a change in its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.


                                        /s/ KPMG Peat Marwick LLP


Dallas, Texas
May 6, 1996



CLUB CORPORATION INTERNATIONAL
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share amounts)
(Unaudited)


                                                             MARCH 31,    December 31,    March 31,
                  Assets                                       1996           1995          1995
                  ------                                    -----------  --------------  -----------

 Current assets:
       Cash and cash equivalents                            $   66,509   $      55,910   $   61,120
       Membership and other receivables, net                    55,719          66,402       51,748
       Inventories                                              13,895          12,926       13,201
       Other assets                                             14,851          16,557       15,454
                                                            -----------  --------------  -----------
               Total current assets                            150,974         151,795      141,523

 Property and equipment, net                                   658,440         652,441      631,218
 Notes receivable - related parties                              3,984          11,506       11,984
 Other assets                                                  111,659         110,763      101,096
 Financial services assets                                     900,189         917,056    1,161,666
                                                            -----------  --------------  -----------
                                                            $1,825,246   $   1,843,561   $2,047,487
                                                            ===========  ==============  ===========

      Liabilities and Stockholders' Equity
      ------------------------------------

 Current liabilities:
       Accounts payable and accrued liabilities             $   42,271   $      53,779   $   41,567
       Long-term debt - current portion                        102,177          79,652      107,269
       Other liabilities                                        50,383          43,772       46,524
                                                            -----------  --------------  -----------
               Total current liabilities                       194,831         177,203      195,360

 Long-term debt                                                218,799         233,809      184,411
 Other liabilities                                              49,786          50,669       56,359
 Membership deposits                                           361,862         362,330      324,290
 Financial services liabilities                                865,698         877,345    1,110,769

 Redemption value of common stock held by benefit plan          36,051          35,414       37,149

 Stockholders' equity:
 Common stock, $.01 par value, 100,000,000 shares
     authorized, 90,219,408 issued, 85,667,032 outstanding
     at March 31, 1996 and December 31, 1995 and
     86,123,548 outstanding at March 31, 1995                      902             902          902
 Additional paid-in capital                                     10,075          10,075        9,385
 Foreign currency translation adjustment                           (42)            (51)          (7)
 Unrealized gains or losses on investments in debt and
     equity securities                                         (17,177)        (11,812)      (1,222)
 Retained earnings                                             174,255         176,834      195,911
 Treasury stock                                                (33,743)        (33,743)     (28,671)
 Redemption value of common stock held by benefit plan         (36,051)        (35,414)     (37,149)
                                                            -----------  --------------  -----------
               Total stockholders' equity                       98,219         106,791      139,149
                                                            -----------  --------------  -----------
                                                            $1,825,246   $   1,843,561   $2,047,487
                                                            ===========  ==============  ===========

See accompanying condensed notes to consolidated financial statements.



CLUB CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

                                                               THREE MONTHS ENDED
                                                            ------------------------
                                                             MARCH 31,    March 31,
                                                               1996         1995
                                                            -----------  -----------

 Operating revenues                                         $  146,843   $  142,827
 Operating costs and expenses                                  135,511      132,355
 Selling, general and administrative expenses                   13,973       13,910
                                                            -----------  -----------

 Loss from operations                                           (2,641)      (3,438)

 Gain on divestitures                                            4,510          880
 Interest and investment income                                  2,076        1,716
 Interest expense                                               (6,836)      (6,435)
                                                            -----------  -----------

 Loss from continuing operations before
   income tax provision                                         (2,891)      (7,277)

 Income tax provision                                             (286)        (297)
                                                            -----------  -----------

 Loss from continuing operations                                (3,177)      (7,574)

 Income from discontinued operations of financial services
   segment, net of income taxes                                    533          383
                                                            -----------  -----------

 Loss before extraordinary item                                 (2,644)      (7,191)

 Extraordinary item - gain on extinguishment of debt,
   net of income taxes                                              65            -
                                                            -----------  -----------

 Net loss                                                   $   (2,579)  $   (7,191)
                                                            ===========  ===========


 Earnings per share:
     Loss from continuing operations                        $     (.04)  $     (.09)
     Discontinued operations                                       .01          .01
     Extraordinary item - gain on extinguishment of debt             -            -
                                                            -----------  -----------
     Net loss                                               $     (.03)  $     (.08)
                                                            ===========  ===========

See accompanying condensed notes to consolidated financial statements.



CLUB CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 1996 and 1995
(Dollars in thousands, except share amounts)
(Unaudited)

                                                          Common stock (100,000,000 shares
                                                       authorized, par value $0.01 per share)
                                              ------------------------------------------------------
                                                                                                          Foreign
                                                          Treasury                        Additional     Currency
                                               Shares      Stock       Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding  Value     Capital     Adjustment
                                             ----------  ----------  -----------  ------  -----------  -------------

Balances at December 31, 1994                90,219,408  4,096,353    86,123,055  $  902  $     9,383  $        172
Net loss                                              -          -             -       -            -             -
Stock issued in connection with bonus plans           -       (493)          493       -            2             -
Foreign currency translation adjustment               -          -             -       -            -          (179)
Market adjustment                                     -          -             -       -            -             -
Change in redemption value                            -          -             -       -            -             -
                                             ----------  ----------  -----------  ------  -----------  -------------
Balances at March 31, 1995                   90,219,408  4,095,860    86,123,548  $  902  $     9,385  $         (7)
                                             ==========  ==========  ===========  ======  ===========  =============

Balances at December 31, 1995                90,219,408  4,552,376    85,667,032  $  902  $    10,075  $        (51)
NET LOSS                                              -          -             -       -            -             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -       -            -             9
MARKET ADJUSTMENT                                     -          -             -       -            -             -
CHANGE IN REDEMPTION VALUE                            -          -             -       -            -             -
                                             ----------  ----------  -----------  ------  -----------  -------------
BALANCES AT MARCH 31, 1996                   90,219,408  4,552,376    85,667,032  $  902  $    10,075  $        (42)
                                             ==========  ==========  ===========  ======  ===========  =============



                                                  Unrealized                                 Redemption
                                                   Gains or                                   Value of
                                                  Losses on                                    Common
                                                Investments in                                 Stock            Total
                                                   Debt and         Retained    Treasury      Held by       Stockholders'
                                               Equity Securities    Earnings     Stock      Benefit Plan       Equity
                                             --------------------  ----------  ----------  --------------  ---------------

Balances at December 31, 1994                $            (2,766)  $ 203,102   $ (28,675)  $     (37,112)  $      145,006
Net loss                                                       -      (7,191)          -               -           (7,191)
Stock issued in connection with bonus plans                    -           -           4               -                6
Foreign currency translation adjustment                        -           -           -               -             (179)
Market adjustment                                          1,544           -           -               -            1,544
Change in redemption value                                     -           -           -             (37)             (37)
                                             --------------------  ----------  ----------  --------------  ---------------
Balances at March 31, 1995                   $            (1,222)  $ 195,911   $ (28,671)  $     (37,149)  $      139,149
                                             ====================  ==========  ==========  ==============  ===============

Balances at December 31, 1995                $           (11,812)  $ 176,834   $ (33,743)  $     (35,414)  $      106,791
NET LOSS                                                       -      (2,579)          -               -           (2,579)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                        -           -           -               -                9
MARKET ADJUSTMENT                                         (5,365)          -           -               -           (5,365)
CHANGE IN REDEMPTION VALUE                                     -           -           -            (637)            (637)
                                             --------------------  ----------  ----------  --------------  ---------------
BALANCES AT MARCH 31, 1996                   $           (17,177)  $ 174,255   $ (33,743)  $     (36,051)  $       98,219
                                             ====================  ==========  ==========  ==============  ===============


See accompanying condensed notes to consolidated financial statements.



CLUB CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                          THREE MONTHS ENDED
                                                                       ------------------------
                                                                        MARCH 31,    March 31,
                                                                          1996         1995
                                                                       -----------  -----------

 Cash flows from operations:
     Net loss                                                          $   (2,579)  $   (7,191)
     Adjustments to reconcile net loss to cash flows
       provided from operations:
           Depreciation and amortization                                   11,219        9,513
           Gain on divestitures                                            (4,510)        (880)
           Extraordinary item - gain on extinguishment of debt                (81)           -
           Equity in (earnings) losses and write-downs of investments
               in partnerships and joint ventures                              10       (1,153)
           Decrease in land held for sale                                   1,383          309
           Decrease in membership and other receivables, net               11,725       14,122
           Decrease in accounts payable and accrued liabilities           (10,772)     (10,189)
           Increase in deferred membership dues                             2,834          379
           Other                                                            4,418        3,489
           Net change in operating assets of discontinued operations       10,340        5,743
                                                                       -----------  -----------
                 Cash flows provided from operations                       23,987       14,142

 Cash flows from investing activities:
     Additions to property and equipment                                  (11,677)     (13,775)
     Acquisition of facilities                                             (3,948)           -
     Other                                                                    790         (231)
     Investing activities of discontinued operations                       22,776       30,772
                                                                       -----------  -----------
                 Cash flows provided from investing activities              7,941       16,766

 Cash flows from financing activities:
     Borrowings of long-term debt                                          11,428       10,646
     Repayments of long-term debt                                          (4,636)      (5,534)
     Increase in membership deposits                                        5,528        4,831
     Financing activities of discontinued operations                      (11,023)      (5,214)
                                                                       -----------  -----------
                 Cash flows provided from financing activities              1,297        4,729
                                                                       -----------  -----------

 Total net cash flows                                                      33,225       35,637
 Net cash flows from discontinued operations                               22,626       31,684
                                                                       -----------  -----------
 Net cash flows from continuing operations                             $   10,599   $    3,953
                                                                       ===========  ===========

See accompanying condensed notes to consolidated financial statements.

CLUB CORPORATION INTERNATIONAL
Condensed Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CONSOLIDATION
The consolidated financial statements include the accounts of Club Corporation International (Parent) and its subsidiaries (collectively ClubCorp) except for certain subsidiaries of Franklin Federal Bancorp, a Federal Savings Bank (Franklin). In the first quarter of 1996, Franklin's Board of Directors passed a resolution to solicit offers to sell Franklin. This resolution was subsequently approved by the Board of Directors of First Federal Financial Corporation, the parent company of Franklin and a subsidiary of Parent. Thus, Franklin is classified as a discontinued operation (Note 2) and Franklin's assets, liabilities, income from operations and cash flow activity are segregated in the accompanying financial statements. The prior year financial information has also been restated to reflect the discontinued operation.

INTERIM PRESENTATION
The accompanying consolidated financial statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted from the accompanying statements. ClubCorp's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements and notes thereto of ClubCorp for the year ended December 31, 1995 which were a part of ClubCorp's Form 10-K.

In the opinion of ClubCorp management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of ClubCorp as of March 31, 1996 and March 31, 1995 and the consolidated results of operations and cash flows for the three months then ended. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

FISCAL PERIODS
ClubCorp operates on a calendar year ended December 31; however, the subsidiaries comprising the hospitality segment are primarily on a 52/53 week fiscal year and the accounts of those subsidiaries are included for the 12 weeks ended March 20, 1996 and March 22, 1995, respectively. Acquisitions, divestitures and other material transactions of the hospitality segment during the period from March 20, 1996 to March 31, 1996 and March 22, 1995 to March 31, 1995 have been recorded in these statements.

EARNINGS PER SHARE
Earnings per share is computed using the weighted average number of shares outstanding of 85,761,114 and 86,334,705 for the first quarter of 1996 and 1995, respectively.

RECLASSIFICATIONS
Certain amounts previously reported have been reclassified to conform with the current period presentation.


NOTE 2. DISCONTINUED OPERATIONS
The financial services assets, financial services liabilities and income from discontinued operations are segregated in the accompanying financial statements, net of minority interest. The financial impact from any resulting sale cannot presently be determined. However, ClubCorp does not believe the sale of Franklin will result in a loss. Accordingly, the accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty. The condensed balance sheet and statement of operations of the discontinued segment are as follows (dollars in thousands):


                     Balance Sheet

                        MARCH 31,   December 31,   March 31,
                           1996         1995          1995
                        ----------  -------------  ----------

      Assets
      ------
 Cash and cash
   equivalents          $   74,110  $      51,484  $   67,965
 Mortgage-backed
   securities              359,595        379,527     573,582
 Loans receivable, net     397,415        406,883     420,786
 Other assets               69,069         79,162      99,333
                        ----------  -------------  ----------
                        $  900,189  $     917,056  $1,161,666
                        ==========  =============  ==========

 Liabilities and
Stockholders' Equity
- - --------------------
 Deposits               $  554,392  $     566,083  $  677,288
 Federal Home Loan
    Bank advances          280,400        280,400     398,560
 Other liabilities          22,283         20,934      28,446
 Stockholders' equity       43,114         49,639      57,372
                        ----------  -------------  ----------
                        $  900,189  $     917,056  $1,161,666
                        ==========  =============  ==========




          Statement of Operations

                         THREE MONTHS ENDED
                      ------------------------
                       MARCH 31,    March 31,
                         1996         1995
                      -----------  -----------

Net interest income   $    4,590   $    4,939
Other income               1,006          966
Other expenses             4,778        5,168
Income tax provision        (152)        (258)
                      -----------  -----------
     Net income              666          479
                      -----------  -----------
Minority interest            133           96
                      -----------  -----------
ClubCorp's interest         $533   $      383
                      ===========  ===========

CLUB CORPORATION INTERNATIONAL

(Note 2  continued)

ClubCorp's stockholders' equity includes unrealized losses on Franklin's investment portfolio of $17,961,000, $12,206,000 and $1,222,000 at March 31,
1996, December 31, 1995 and March 31, 1995, respectively. This amount represents ClubCorp's interest in the unrealized losses of Franklin's investments in investment securities classified as available for sale.


NOTE 3. ACQUISITIONS
ClubCorp's acquisitions in 1996 and 1995 were accounted for using the purchase method and, accordingly, the acquired assets and liabilities were recorded based on their estimated fair values at the dates of acquisition.

The following unaudited proforma financial information assumes the acquisitions occurred at the beginning of their acquisition year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):


                            Three Months Ended
                                 March 31,
                                   1995
                                -----------

Operating revenues              $  148,260
                                ===========

Loss before extraordinary item  $   (7,650)
                                ===========

Net loss                        $   (7,650)
                                ===========

Net loss per share              $     (.09)
                                ===========


ClubCorp's 1996 acquisitions occurred within the first week of the year; therefore, no proforma information is shown for the current year.


NOTE 4. LONG-TERM DEBT
At March 31, 1996 and subsequently, certain subsidiaries were not in compliance with debt covenants principally relating to financial ratios for long-term debt totalling $18,910,000. This amount is included in the current portion of long-term debt in the accompanying balance sheet.


NOTE 5. COMMITMENTS AND CONTINGENCIES
ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes ClubCorp has meritorious defenses to these matters and that any potential liability from these matters would not materially affect ClubCorp's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company has operated in two distinct business segments, hospitality and financial services. Hospitality operations include owning, operating and managing country clubs, city clubs, city/athletic clubs, athletic clubs, resorts, golf clubs, public golf courses and related real estate. Golf clubs combine services and access to private club members and the public. Country clubs and public golf courses cater exclusively to private club members and public fee play, respectively. The Company has committed to a formal plan to dispose of its financial services segment; therefore, this segment is presented as a discontinued operation. The following discussion for the hospitality segment excludes the Company's holding company activities which include corporate general and administrative expenses, certain investment income (loss) items, consolidated provision for income taxes and stockholders' equity transactions.

RESULTS OF OPERATIONS

The following table sets forth operating revenues by product line and by type and certain operating expenses and certain other income and expense items (excluding holding company income and expense items) for the periods indicated with percentage change based on comparisons between periods (dollars in millions):


                                                                                  Percentage change from
                                                                                  comparable prior period
                                                                                       12 weeks ended
                                                            March 20,    March 22,   March 20, 1996 vs.
                                                              1996         1995        March 22, 1995
                                                           -----------  -----------  -------------------

 Operating revenues by product line:
   Private clubs                                           $    110.1   $    109.3                  0.7   %
   Golf clubs                                                     3.5          3.0                 16.7
   Public golf                                                    4.1          4.0                  2.5
   Resorts                                                       23.9         24.4                 (2.0)
   Realty                                                         3.8          0.5                660.0
   Corporate services and eliminations                            1.4          1.6                (12.5)
                                                           -----------  -----------  -------------------
       Total operating revenues                            $    146.8   $    142.8                  2.8   %
                                                           ===========  ===========  ===================

 Operating revenues by type:
   Membership dues and fees                                $     58.3   $     56.8                  2.6   %
   Food and beverage                                             44.9         47.1                 (4.7)
   Golf and other recreation                                     27.3         24.1                 13.3
   Lodging                                                        6.1          6.2                 (1.6)
   Other (1)                                                     10.2          8.6                 18.6
                                                           -----------  -----------  -------------------
       Total operating revenues                            $    146.8   $    142.8                  2.8   %
                                                           ===========  ===========  ===================

 Costs and expenses and general administrative expenses:
   Direct operating costs                                  $     98.5   $     97.3                  1.2   %
   Facility rentals, operation and maintenance                   25.8         25.5                  1.2
   Selling, general and administrative                           13.5         13.4                  0.7
   Depreciation and amortization                                 11.2          9.5                 17.9
                                                           -----------  -----------  -------------------
       Total costs and expenses                                 149.0        145.7                  2.3

 Loss from continuing operations                                 (2.2)        (2.9)                24.1

 Interest expense, net                                           (5.2)        (4.6)               (13.0)
 Other                                                              -         (0.1)                   *
 Gain on divestitures                                             4.5          0.9                    *
                                                           -----------  -----------  -------------------

Loss from continuing operations before
   income tax provision                                    $     (2.9)  $     (6.7)                56.7   %
                                                           ===========  ===========  ===================

- - -------------------------------



(1)  Includes primarily management fees, corporate services revenues to third parties, resort telephone, transportation and audio-visual revenues, club special events income, equity in earnings of primarily real estate joint ventures, real estate sales and rental income.
 *   Percentages not meaningful.

12 WEEKS ENDED MARCH 20, 1996 COMPARED TO 12 WEEKS ENDED MARCH 22, 1995

Operating revenues increased 2.8% to $146.8 million for the twelve weeks ended March 20, 1996 from $142.8 million for the twelve weeks ended March 22, 1995, primarily due to 1996 and 1995 acquisitions and developing properties. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) were $126.6 million for both the twelve weeks ended March 22, 1995 and March 20, 1996.

Operating revenues from mature private club properties remained static at $100.6 million in 1996 from $101.0 million due to adverse membership trends in 1995 and 1994 resulting principally from limitations on the deductibility of dues and business meals and entertainment expenses included in 1993 tax legislation. Mature private club membership dues remained constant at $51.0 million for the twelve weeks ended March 20, 1996 compared to $50.8 million in 1995. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) remained static at $48.7 million in 1996 compared to $49.0 million in 1995. Golf and other recreation revenues increased due to 1995 and 1996 acquisitions and developing properties while food and beverage revenues decreased because of 1995 and 1996 divestitures of city and city/athletic mature private clubs and due to reduced non-member catering and banquets.

Operating revenues from golf clubs grew 16.7% from $3.0 million to $3.5 million resulting primarily from acquisitions in 1996 and 1995. Mature golf clubs operating revenues increased to $3.2 million from $3.0 million for the twelve weeks ended March 22, 1995 or 6.7%, reflecting an increase of 8.4% in rounds played slightly offset by a decrease of 0.5% in revenue per round.

Resort operating revenues decreased 2.0% from $24.4 million to $23.9 million in 1996. Operating revenues from mature owned resorts decreased from $19.1 million in 1995 to $18.9 million in 1996, a decrease of only 1.0%, reflecting an increase of 6.0% in the average daily revenue per available room combined with a decrease of 3.4% in the average daily room rate per occupied room.

Other operating revenues increased 18.6% from $8.6 million for the twelve weeks ended March 22, 1995 to $10.2 million in 1996, due to a $1.8 million increase in sales of land held for resale in Aspen, Colorado for the twelve weeks ended March 20, 1996.

Depreciation and amortization expense increased 17.9%, to $11.2 million for the twelve weeks ended March 20, 1996 from $9.5 million for the twelve weeks ended March 22, 1995. The increase relates mainly to acquisitions in 1996 and 1995 and developing properties. Depreciation and amortization at mature facilities increased from $8.3 million in 1995 to $9.1 million for the twelve weeks ended March 20, 1996, a 9.6% increase.

Interest expense, net increased 13.0% to $5.2 million in 1996 from $4.6 million in 1995, reflecting higher leveraged acquisition activity. Interest expense related to properties added in 1996 and 1995, net of properties divested, was $0.5 million. Mature properties' interest expense increased from $4.2 million to $4.5 million, a 7.1% increase.

Gain on divestitures for the twelve weeks ended March 20, 1996 and March 22, 1995 primarily represents gains of $4.5 and $0.9 million, respectively, from the divestiture of two city clubs and one city/athletic club in 1996 and one athletic club in 1995, which management determined were unable to provide a positive contribution to profitability. Gain on divestitures fluctuates from period to period depending on the nature of assets and liabilities on the separate subsidiary's balance sheet prior to divestiture.

SEASONALITY

The Consolidated Financial Statements of the Company are presented on a calendar year basis. The subsidiaries of the hospitality group operate primarily on a 52/53 week fiscal year. The first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks. The timing of fiscal quarter ends, seasonal weather conditions and other short-term variations cause financial performance to vary by quarter. The Company has historically generated the majority of its operating revenue in the second, third and fourth quarters of each year. Acquisitions, divestitures and other material transactions of the hospitality segment occurring between fiscal quarter end and calendar quarter end are included in the Company's Consolidated Financial Statements. The timing of new operating properties purchases, joint venture arrangements, or leases and investment gains and losses also cause the Company's results of operations to vary significantly from quarter to quarter.

INFLATION

The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent the value of services rendered to members is not adversely impacted, recovers increased costs by increasing prices.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and capital expenditures primarily through cash flows from operations, membership deposits and long-term debt. Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 4.4% to 6.1% of operating revenues during the last three years. The Company distinguishes capital expenditures made to refurbish and replace existing property and equipment (i.e., capital replacements) from other discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities.

Long-term debt is generally incurred on a property specific basis and is non-recourse to any corporations other than the subsidiary incurring the debt. Membership deposits represent non-interest-bearing advance initiation deposits paid by members when they join a club and are generally due and payable 30 years from the date of acceptance. Management does not consider maturities of membership deposits over the next five years to be material. Due to the utilization of long-term operating leases and membership deposits, the hospitality segment's leverage ratio (i.e., long-term debt to total capital) has been maintained at manageable levels which allow for adequate capability to finance future growth with long-term debt.

The Company relies on its low leverage position and maintenance of positive relationships with existing and potential lenders to arrange financing as needed for general corporate purposes or for specific projects. Consequently, the Company maintained no committed lines of credit at March 31, 1996. At March 31, 1996, certain hospitality subsidiaries of the Company were not in compliance with outstanding loan agreements relating to long-term debt totaling $18.9 million. Such noncompliance relates primarily to financial ratio covenants and not to payments due under the terms of such agreements.

The provisions of certain subsidiary lending and other agreements limit the amount of dividends that may be paid to the parent. At March 31, 1996, cash balances of $11.0 million were not available for dividends by subsidiaries due to those restrictions.

At March 31, 1996, the Company's subsidiaries maintained $17.4 million of unused letters of credit primarily to guarantee payment of potential insurance claims paid under workers' compensation and general liability programs and to guarantee the payment of development costs of residential lots for resale in Aspen, Colorado. Commitments to fund future capital expenditures were not material as of March 31, 1996.

All of the assets of the ClubCorp Stock Investment Plan (Plan) are invested in shares of ClubCorp's common stock, $.01 par value per share (Common Stock), except for temporary investments of cash pending investment in Common Stock. All distributions from the Plan are made in cash. As a means of providing liquidity to the trustees of the Plan to meet their fiduciary obligations to distribute cash to participants requesting withdrawals, ClubCorp has provided the trustees the right (Redemption Right) to cause the Company to redeem Common Stock, held in trust on behalf of the Plan, at the most recent appraised price as necessary to meet certain requirements. Withdrawals by participants and terminations by and/or resignations from the Company of participants in excess of anticipated levels could give rise to the exercise of withdrawal rights in substantial amounts and place significant demands on the liquidity of the Company. In such an event, the resources available to meet business expansion or other working capital needs could be adversely affected. As of March 31, 1996, the value of the Redemption Right was $36.1 million. The most recent appraised price of the Common Stock is $10.19 for the first quarter of 1996. The aggregate market value of the Common Stock at March 31, 1996 is $872.9 million. The Company does not believe that the Redemption Right will be exercised to any material extent by the Plan to meet any of its fiduciary obligations.

FACTORS THAT  MAY AFFECT FUTURE OPERATING RESULTS

Several legislative proposals have been introduced in Congress that could, if approved and enacted into law, increase the Company's direct operating costs. The first proposal introduced in Congress would increase the minimum wage above the current level of $4.50 per hour. A second legislative proposal in Congress could impact the eligibility waiting period and/or pre-existing
condition  requirements  for  health  insurance  coverage.   The likelihood of
passage into federal law or the financial impact of these proposals, if passed, is uncertain.

Over the last three years, attrition rates among members of the Company's mature clubs have ranged from approximately 17.9% to 22.4%. In certain areas, the Company has experienced decreased levels of usage of its private clubs, golf clubs, and public golf facilities. Membership enrollment at mature clubs for the twelve weeks ended March 20, 1996 was 18.0%, which is higher than attrition rates of 17.9% during the same period. During 1993, President Clinton signed into law certain amendments to the Internal Revenue Code that have had an adverse effect on the Company's hospitality business. During the last three years the net enrollment rate for mature clubs has decreased from 1.4% to (3.7%). In response to these adverse trends in 1994 and 1995, the Company continues to focus its efforts on membership and quality service as its top priority for 1996. For the twelve weeks ended March 20, 1996, the net enrollment rate increased to 0.1%. While management believes that many of its members maintain membership at the Company's clubs for their recreational and entertainment enjoyment, many other club members use the Company's clubs for business purposes and have deducted membership dues and certain club expenses for income tax purposes. For these members, the tax code changes had the effect of increasing the cost of club related expenditures. For the last several years, the Company has focused on efforts to retain existing members, attract new members and increase club usage through various programs and membership activities, including increasing member participation by implementing member survey suggestions and increasing the involvement of member boards of governors in planning day-to-day activities. It is uncertain how trends in membership and club usage will develop in the future, or whether any of the Company's efforts in this area will be successful.

As of May 9, 1996, the Company was negotiating the acquisition of, or had reached preliminary agreements to acquire, three properties and to build five properties. The Company is considering several ownership structures for the properties to be built including lease arrangements, sole ownership, and partial ownership (including joint venture interests). The consummation of the acquisition and construction of these properties is expected to require approximately $39.0 to $42.0 million in capital expenditures, to be funded primarily with external bridge financing of Club Corporation of America (CCA). The bridge financing arrangement is a "guidance line", styled as a promissory note, with a bank and is due on a short-term basis up to a maximum of $75.0 million. Borrowings are generally renewed as they become due; therefore, CCA does not expect to be required to repay the outstanding borrowings within the next twelve months. As of March 31, 1996 and May 1, 1996, $57.6 million was outstanding under this financing arrangement. Due to its short-term nature, the amount outstanding, excluding letters of credit and loan guarantees, at March 31, 1996 is considered current for financial reporting purposes.
Additional credit arrangements could be made if considered necessary. The eventual outcome of the acquisition negotiations cannot be accurately predicted at this time.

The Company has acquired 52 properties since January 1, 1991 through purchase, lease agreement or joint venture arrangements. Actual returns from these properties have been significantly less than projected returns. The success of each property depends on different factors; however, some of the more common factors include a high dependency on real estate sales for new membership growth, slower progress than anticipated in repositioning properties, slower than anticipated turnarounds of prior operating deficits, and extended periods of time to reach economies of scale. Additional purchase consideration was paid for premier properties, strategically positioned properties, and properties in markets with significant barriers to entry reflecting both the tangible and intangible value of the property. The Company has also experienced greater than expected development costs at three properties built and opened since January 1, 1991. Under-performing and cash flow deficit properties recently acquired are being carefully analyzed by executive management to determine an optimum business plan allowing for the highest possible return to the Company. The Company continually seeks to improve financial performance of existing facilities and divest properties when management determines that properties will be unable to provide a positive contribution to profitability. The Company is currently evaluating several of its properties for ownership and/or financial restructure or divestiture which could, depending on the outcome of restructure or divestiture negotiations, limit its short-term ability to grow revenues and cash flows at historical levels. Executive management believes that its focus on, and investment in, training and development at the property manager level could improve performance in the future. Recently, executive management began developing a risk and reward-based screening model to evaluate specific risk and reward factors against projected yields for all proposed acquisitions and certain other significant capital investments of the Company. In addition, the Company has implemented a "team approach" to acquisitions including all facets of operations, development, and regional support teams to allow for a smooth transition of ownership.

DISCONTINUED OPERATIONS--GENERAL

During the period from December 31, 1995 to March 31, 1996, the fair value of Franklin's financial instruments decreased by $8.5 million. The primary reasons for this decrease were a rise in interest rates during the first quarter of 1996 and a decrease in the speed of prepayment assumptions on mortgage related securities.

RESULTS OF DISCONTINUED OPERATIONS

THREE  MONTHS  ENDED  MARCH  31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
1995

INTEREST INCOME

Total interest income amounted to $16.1 million for the three months ended March 31, 1996, a $3.5 million or 17.9% decline from the comparable period in 1995. While the yield on all earning assets increased from 7.1% for the three months ended March 31, 1995 to 7.4% for the same period in 1996, the average outstanding balances of earnings assets decreased $236.9 million or 21.3% from $1,110.5 million for the first three months of 1995 to $873.6 million for the comparable period in 1996. The decline in average balance is primarily attributable to the $214.0 million decrease in mortgage-backed securities as a result of principal maturities and sales and a $60.0 million decrease in covered assets as a result of termination of the Assistance Agreement in the fourth quarter of 1995. The increase in yield for the period was due generally to higher interest rates on adjustable rate assets, and to the sale of lower-yielding fixed rate mortgage-backed securities in the fourth quarter of 1995 and the disposition of lower-yielding covered assets in the third and fourth quarters of 1995.

INTEREST EXPENSE

Total interest expense amounted to $11.5 million for the three months ended March 31, 1996, a $2.8 million or 19.6% decline from the comparable period in 1995. While the cost of all interest-bearing liabilities increased from 5.6% for the three months ended March 31, 1995 to 5.8% for the same period in 1996, the average outstanding balances of interest-bearing liabilities decreased $231.9 million or 22.5% from $1,029.0 million for the first three months of 1995 to $797.1 million for the comparable period in 1996. The decline in average balance is primarily attributable to the sale of three branches with $120.2 million in deposits in the second quarter of 1995 and the early retirement of $98.0 million in Federal Home Loan Bank (FHLB) advances in the fourth quarter of 1995. The 20 basis point increase in the cost of interest-bearing liabilities is attributable largely to the replacement of $75.0 million of short-term Federal Home Loan Bank borrowings with a 10-year prepayable Federal Home Loan Bank advance as a hedge against interest rate risk.

PROVISION FOR LOAN LOSSES

There were no provisions for loan losses made in the first three months ended March 31, 1996, while $0.4 million was provided for in the comparable period in 1995. The improvement is attributable to lower levels of adversely graded loans.

NON-INTEREST INCOME

Non-interest income amounted to $1.0 million for the three months ended March 31, 1996, an increase of $41,000 or 3.9% from the comparable period in 1995. This increase is primarily attributable to slightly higher loan fee income, deposit fee income and loan sale gains.

NON-INTEREST EXPENSE

Non-interest expense amounted to $4.8 million for the three months ended March 31, 1996, a decrease of $0.4 million or 7.7% from the comparable period in
1995. This decrease is primarily attributable to a reduction of personnel (compensation and benefits) and Savings Association Insurance Fund (SAIF) insurance expense.

CAPITAL RESOURCES AND LIQUIDITY

On September 29, 1995, Franklin was advised by the Office of Thrift Supervision (OTS) that it had been deemed "well capitalized" under existing regulations and its capital plan was terminated.

Franklin's assets have declined from $917.1 million at December 31, 1995 to $900.2 million at March 31, 1996. The recent decline in assets is the result of maturity proceeds received on loans and mortgage-backed securities and the disposition of receivables from the Federal Savings and Loan Insurance Corporation Resolution Fund (FSLIC/RF). Franklin's regulatory capital at March 31, 1996 exceeded all three regulatory capital requirements. Tangible and core capital ratios were 6.8% and 6.8% respectively, compared to respective requirements of 1.5% and 4.0% and its total regulatory capital to risk-adjusted assets ratio was 14.5% compared to the requirement of 8.0%. Although Franklin meets all regulatory capital requirements at March 31, 1996, such compliance was achieved primarily through asset reduction rather than through the retention of earnings. The possibility of future increases in the general level of interest rates will likely further reduce capital levels which would require additional asset shrinkage and possible capital funding.

Franklin is required by the OTS to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5.0% and 1.0% respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayment of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. Franklin generally maintains a liquidity ratio of between 5.0% and 6.0%. Franklin's average monthly liquidity ratio for the month ended March 31, 1996 was 11.0%.

Franklin's primary sources of funds consist of savings deposits bearing market rates of interest, FHLB advances, and principal payments on mortgage-backed securities. Franklin uses its funding sources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay FHLB advances, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. At March 31, 1996, Franklin had binding commitments to originate or purchase loans totaling $27.0 million and had $15.0 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the twelve months following March 31, 1996 total $182.1 million. Management believes that Franklin has adequate resources to fund all its commitments.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Franklin entered into a supervisory agreement with the OTS on July 5, 1995 requiring the reduction of interest rate risk to acceptable levels by December 31, 1997 and the implicit maintenance of higher levels of capital. Club Corporation International's executive management also provided the OTS with a Board of Directors resolution reflecting their intention to keep Franklin properly capitalized. The OTS rescinded the supervisory agreement with Franklin on April 5, 1996.

Although steps were taken during the second quarter of 1995 to reduce Franklin's levels of interest rate risk, the possibility remains that actual or threatened increases in rates will necessitate additional steps to reduce interest rate risk. Such measures will entail costs which could erode earnings and/or capital.

The SAIF, the federal deposit insurance fund which insures Franklin's deposits, needs to achieve an improved level of capitalization. The Federal Deposit Insurance Corporation (FDIC) has proposed a one-time assessment on all SAIF-insured deposits of approximately 85 cents per $100 of domestic deposits, held as of March 31, 1995. This one-time assessment is intended to recapitalize the SAIF to the required level of 1.25% of insured deposits, and could be payable in mid-1996. If the assessment is made at the proposed rate, the effect on Franklin would be a pre-tax charge of approximately $5.8 million. Although it is likely that some action to recapitalize the SAIF will be taken and that it will adversely impact Franklin's capital/earnings, it is not possible to estimate the timing, extent, or manner of implementation of such action.

In  the  first  quarter  of  1996,  Franklin's  Board  of  Directors  passed a resolution to solicit offers to sell the financial services segment. First Federal Financial Corporation's Board of Directors subsequently approved this resolution. Management believes Franklin will be sold within the year. The financial impact from any resulting sale cannot presently be determined; however, management does not believe the sale of Franklin will result in a loss.

Franklin is party to financial instruments with off-balance sheet risk and risk of credit loss in the normal course of business primarily in the form of commitments to extend additional credit of approximately $102.0 million. These credit risks are controlled through credit approvals, limits, collateral requirements and various monitoring procedures.

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
     Refer to Note 5 to Condensed Notes to Consolidated Financial Statements.

Item 2.  Changes in Securities
     Not applicable

Item 3.  Defaults upon Senior Securities
     Refer to Note 4 to Condensed Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders
     Not applicable

Item 5.  Other Information
     Not applicable

Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits
          3.1 - Amendment to Bylaws of Club Corporation International
         15.1 - Letter from KPMG Peat Marwick LLP regarding unaudited interim financial statements.
     (b) Reports on Form 8-K
         The Company did not file any reports on Form 8-K during the quarterly period ended March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            CLUB CORPORATION INTERNATIONAL


Date :  May 10, 1996   By:                 /s/ John H. Gray
                            -------------------------------
                            John H. Gray
                            Executive Vice President and
                            Chief Administrative Officer
                            (chief accounting officer)
