Form 10-Q
period 1996-06-30
CLUB CORP INTERNATIONAL
filed 1996-08-14
CIK 929455

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

                              __________________

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996


           Commission file numbers 33-89818, 33-96568 and 333-08041


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

The number of shares of the Registrant's Common Stock outstanding as of June 30, 1996 was 85,594,866.

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

We have reviewed the consolidated balance sheet of Club Corporation International and subsidiaries (ClubCorp) as of June 30, 1996 and 1995 and the related consolidated statements of operations for the three months and six months ended June 30, 1996 and 1995 and stockholders' equity and cash flows for the six months ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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


                                        KPMG  Peat  Marwick  LLP


Dallas,  Texas
August  7,  1996



CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  BALANCE  SHEET
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)


                                                             JUNE 30,     December 31,    June 30,
               Assets                                          1996           1995          1995
- ----------------------------------------------------------  -----------  --------------  -----------

Current assets:
     Cash and cash equivalents                              $   68,202   $      55,910   $   64,466
     Membership and other receivables, net                      69,461          66,402       67,096
     Inventories                                                14,273          12,926       13,711
     Other assets                                               17,449          16,557       19,504
                                                            -----------  --------------  -----------
             Total current assets                              169,385         151,795      164,777

Property and equipment, net                                    669,788         652,441      668,640
Notes receivable - related parties                               3,707          11,506       12,601
Other assets                                                   102,473         110,763      108,578
Financial services assets                                      725,082         917,056    1,114,987
                                                            -----------  --------------  -----------
                                                            $1,670,435   $   1,843,561   $2,069,583
                                                            ===========  ==============  ===========

               Liabilities and Stockholders' Equity
- ----------------------------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities               $   45,541   $      53,779   $   45,714
     Long-term debt - current portion                           90,982          79,652       87,885
     Other liabilities                                          54,282          43,772       60,127
                                                            -----------  --------------  -----------
             Total current liabilities                         190,805         177,203      193,726

Long-term debt                                                 229,897         233,809      226,865
Other liabilities                                               50,539          50,669       57,488
Membership deposits                                            367,293         362,330      345,733
Financial services liabilities                                 685,271         877,345    1,061,448

Redemption value of common stock held by benefit plan           37,560          35,414       37,102

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 90,219,408 issued, 85,594,866,
   85,667,032 and 85,926,248 outstanding at June 30, 1996,
   December 31, 1995 and June 30, 1995, respectively               902             902          902
Additional paid-in capital                                      10,379          10,075        9,989
Foreign currency translation adjustment                             (6)            (51)         (49)
Unrealized gains or losses on investments in debt and
   equity securities                                              (250)        (11,812)        (575)
Retained earnings                                              170,455         176,834      205,224
Treasury stock                                                 (34,850)        (33,743)     (31,168)
Redemption value of common stock held by benefit plan          (37,560)        (35,414)     (37,102)
                                                            -----------  --------------  -----------
             Total stockholders' equity                        109,070         106,791      147,221
                                                            -----------  --------------  -----------
                                                            $1,670,435   $   1,843,561   $2,069,583
                                                            ===========  ==============  ===========

See  accompanying  condensed  notes  to  consolidated  financial  statements.



CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(Dollars  in  thousands,  except  per  share  amounts)
(Unaudited)

                                                              THREE  MONTHS  ENDED     SIX  MONTHS  ENDED
                                                             ----------------------  ----------------------
                                                              JUNE 30,    June 30,    JUNE 30,    June 30,
                                                                1996        1995        1996        1995
                                                             ----------  ----------  ----------  ----------

Operating revenues                                           $ 186,173   $ 186,719   $ 333,016   $ 329,546
Operating costs and expenses                                   157,185     160,549     292,696     292,904
Selling, general and administrative expenses                    15,300      14,405      29,273      28,315
                                                             ----------  ----------  ----------  ----------

Income from operations                                          13,688      11,765      11,047       8,327

Gain (loss) on divestitures                                     (1,234)       (172)      3,276         708
Interest and investment income                                   2,837       2,285       4,913       4,001
Interest expense                                                (6,348)     (5,605)    (13,184)    (12,040)
                                                             ----------  ----------  ----------  ----------

Income from continuing operations before
 income taxes and minority interest                              8,943       8,273       6,052         996

Income tax (provision) benefit                                    (450)        199        (736)        (98)

Minority interest                                                   98      (1,154)         98      (1,154)
                                                             ----------  ----------  ----------  ----------

Income (loss) from continuing operations                         8,591       7,318       5,414        (256)

Discontinued operations:
 Income from operations of discontinued financial services
   segment, net of income tax provision of $137 and $1,326
   for the three months ended, and $15 and $1,584 for the
   six months ended June 30, 1996 and 1995                       1,011       1,995       1,544       2,378
 Loss on disposal of financial services segment, net of
   income tax benefit of $8,631 for the three and six
   months ended June 30, 1996                                  (13,402)          -     (13,402)          -
                                                             ----------  ----------  ----------  ----------
                                                               (12,391)      1,995     (11,858)      2,378

Income (loss) before extraordinary item                         (3,800)      9,313      (6,444)      2,122

Extraordinary item - gain on extinguishment of debt,
 net of income taxes                                                 -           -          65           -
                                                             ----------  ----------  ----------  ----------

Net income (loss)                                            $  (3,800)  $   9,313   $  (6,379)  $   2,122
                                                             ==========  ==========  ==========  ==========

Earnings per share:
   Income from continuing operations                         $     .10   $     .09   $     .06   $       -
   Discontinued operations                                        (.14)        .02        (.13)        .03
   Extraordinary item - gain on extinguishment of debt               -           -           -           -
                                                             ----------  ----------  ----------  ----------
   Net income (loss)                                         $    (.04)  $     .11   $    (.07)  $     .03
                                                             ==========  ==========  ==========  ==========

See  accompanying  condensed  notes  to  consolidated  financial  statements.



CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
Six  Months  Ended  June  30,  1996  and  1995
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)

                                                 Common  stock  (100,000,000  shares
                                             authorized,  par  value  $0.01  per  share)
                                             -------------------------------------------
                                                                                                           Foreign
                                                          Treasury                         Additional     Currency
                                               Shares      Stock        Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding   Value     Capital     Adjustment
                                             ----------  ----------  ------------  ------  -----------  -------------

Balances at December 31, 1994                90,219,408  4,096,353    86,123,055   $  902  $     9,383  $        172
Net income                                            -          -             -        -            -             -
Purchase of treasury stock                            -    364,248      (364,248)       -            -             -
Stock issued in connection with bonus plans           -   (167,441)      167,441        -          606             -
Foreign currency translation adjustment               -          -             -        -            -          (221)
Market adjustment                                     -          -             -        -            -             -
Change in redemption value                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at June 30, 1995                    90,219,408  4,293,160    85,926,248   $  902  $     9,989  $        (49)
                                             ==========  ==========  ============  ======  ===========  =============

Balances at December 31, 1995                90,219,408  4,552,376    85,667,032   $  902  $    10,075  $        (51)
NET LOSS                                              -          -             -        -            -             -
PURCHASE OF TREASURY STOCK                            -    206,392      (206,392)       -            -             -
REISSUANCE OF TREASURY STOCK                          -    (24,258)       24,258        -           71             -
STOCK ISSUED IN CONNECTION WITH BONUS PLANS           -   (109,968)      109,968        -          233             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -        -            -            45
MARKET ADJUSTMENT                                     -          -             -        -            -             -
CHANGE IN REDEMPTION VALUE                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
BALANCES AT JUNE 30, 1996                    90,219,408  4,624,542    85,594,866   $  902  $    10,379  $         (6)
                                             ==========  ==========  ============  ======  ===========  =============



                                                 Unrealized                                 Redemption
                                                  Gains or                                   Value of
                                                  Losses on                                   Common
                                               Investments in                                 Stock            Total
                                                  Debt and         Retained    Treasury      Held by       Stockholders'
                                              Equity Securities    Earnings     Stock      Benefit Plan       Equity
                                             -------------------  ----------  ----------  --------------  ---------------

Balances at December 31, 1994                $           (2,766)  $ 203,102   $ (28,675)  $     (37,112)  $      145,006
Net income                                                    -       2,122           -               -            2,122
Purchase of treasury stock                                    -           -      (3,691)              -           (3,691)
Stock issued in connection with bonus plans                   -           -       1,198               -            1,804
Foreign currency translation adjustment                       -           -           -               -             (221)
Market adjustment                                         2,191           -           -               -            2,191
Change in redemption value                                    -           -           -              10               10
                                             -------------------  ----------  ----------  --------------  ---------------
Balances at June 30, 1995                    $             (575)  $ 205,224   $ (31,168)  $     (37,102)  $      147,221
                                             ===================  ==========  ==========  ==============  ===============

Balances at December 31, 1995                $          (11,812)  $ 176,834   $ (33,743)  $     (35,414)  $      106,791
NET LOSS                                                      -      (6,379)          -               -           (6,379)
PURCHASE OF TREASURY STOCK                                    -           -      (2,103)              -           (2,103)
REISSUANCE OF TREASURY STOCK                                  -           -         183               -              254
STOCK ISSUED IN CONNECTION WITH BONUS PLANS                   -           -         813               -            1,046
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       -           -           -               -               45
MARKET ADJUSTMENT                                        11,562           -           -               -           11,562
CHANGE IN REDEMPTION VALUE                                    -           -           -          (2,146)          (2,146)
                                             -------------------  ----------  ----------  --------------  ---------------
BALANCES AT JUNE 30, 1996                    $             (250)  $ 170,455   $ (34,850)  $     (37,560)  $      109,070
                                             ===================  ==========  ==========  ==============  ===============


See  accompanying  condensed  notes  to  consolidated  financial  statements.



CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(Dollars  in  thousands)
(Unaudited)

                                                                        SIX  MONTHS  ENDED
                                                                      ----------------------
                                                                       JUNE 30,    June 30,
                                                                         1996        1995
                                                                      ----------  ----------

Cash flows from operations:
   Net income (loss)                                                  $  (6,379)  $   2,122
   Adjustments to reconcile net income (loss)
     to cash flows provided from operations:
         Depreciation and amortization                                   22,721      20,018
         Gain on divestitures                                            (3,276)       (708)
         Extraordinary item - gain on extinguishment of debt                (81)          -
         Minority interest in net earnings (losses) of subsidiary           (98)      1,154
         Equity in (earnings) losses and write-downs of investments
           in partnerships and joint ventures                             364      (1,013)
         Decrease in land held for sale                                   5,219       8,138
         Increase in membership and other receivables, net               (2,146)       (483)
         Decrease in accounts payable and accrued liabilities            (5,962)     (4,372)
         Increase in deferred membership dues                             4,565       1,177
         Other                                                            1,800         393
         Net change in operating assets of discontinued operations       11,869       4,608
                                                                      ----------  ----------
               Cash flows provided from operations                       28,596      31,034

Cash flows from investing activities:
   Additions to property and equipment                                  (18,914)    (34,904)
   Development of real estate ventures                                   (8,448)     (2,483)
   Acquisition of facilities                                             (5,512)    (20,529)
   Sales of investment securities                                         2,648       6,279
   Proceeds from divestitures, net                                            -       1,300
   Investment in joint ventures                                            (697)     (1,000)
   Other                                                                  1,331         802
   Investing activities of discontinued operations                      169,412      56,460
                                                                      ----------  ----------
               Cash flows provided from investing activities            139,820       5,925

Cash flows from financing activities:
   Borrowings of long-term debt                                          11,515      51,913
   Repayments of long-term debt                                          (7,372)    (25,861)
   Increase in membership deposits                                       11,005      11,425
   Treasury stock transactions, net                                      (1,849)     (3,691)
   Financing activities of discontinued operations                     (193,251)    (51,355)
                                                                      ----------  ----------
               Cash flows used by financing activities                 (179,952)    (17,569)
                                                                      ----------  ----------

Total net cash flows                                                    (11,536)     19,390
Net cash flows from discontinued operations                             (23,828)     12,091
                                                                      ----------  ----------
Net cash flows from continuing operations                             $  12,292   $   7,299
                                                                      ==========  ==========

See  accompanying  condensed  notes  to  consolidated  financial  statements.

CLUB  CORPORATION  INTERNATIONAL
Condensed  Notes  to  Consolidated  Financial  Statements


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
Consolidation
- -------------
The consolidated financial statements include the accounts of Club Corporation International (Parent) and its subsidiaries (collectively ClubCorp) except for certain subsidiaries of Franklin Federal Bancorp, a Federal Savings Bank (Franklin). In the first quarter of 1996, Franklin's Board of Directors passed a resolution to solicit offers to sell Franklin. This resolution was subsequently approved by the Board of Directors of First Federal Financial Corporation, the parent company of Franklin and a subsidiary of Parent. Thus, Franklin is classified as a discontinued operation (Note 2 and Note 6) and Franklin's assets, liabilities, income (loss) from operations and cash flow activity are segregated in the accompanying financial statements. The prior year financial information has also been restated to reflect the discontinued operation.

Interim  presentation
- ---------------------
The accompanying consolidated financial statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted from the accompanying statements. ClubCorp's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements and notes thereto of ClubCorp for the year ended December 31, 1995 which were a part of ClubCorp's Form 10-K.

In the opinion of ClubCorp management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of ClubCorp as of June 30, 1996 and 1995 and the consolidated results of operations and cash flows for the interim periods then ended. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

Fiscal  periods
- ---------------
ClubCorp operates on a calendar year ended December 31; however, the subsidiaries comprising the hospitality segment are primarily on a 52/53 week fiscal year and the accounts of those subsidiaries are included for the 12 weeks and 24 weeks ended June 12, 1996 and June 14, 1995, respectively. Acquisitions, divestitures and other material transactions of the hospitality segment during the period from June 12, 1996 to June 30, 1996 and June 14, 1995 to June 30, 1995 have been recorded in these statements.

Earnings  per  share
- --------------------
Earnings per share is computed using the weighted average number of shares outstanding of 85,639,419 and 86,243,303 for the three months ended, and 85,708,131 and 86,312,422 for the six months ended June 30, 1996 and 1995, respectively.

Reclassifications
- -----------------
Certain amounts previously reported have been reclassified to conform with the current period presentation.


NOTE  2.  DISCONTINUED  OPERATIONS
The  financial  services  assets,  financial  services  liabilities and income
(loss) from discontinued operations are segregated in the accompanying financial statements, net of minority interest. The condensed balance sheet and statement of operations of the discontinued segment are as follows (dollars in thousands):



                                Balance Sheet

                       JUNE 30,   December 31,    June 30,
                         1996         1995          1995
                       ---------  -------------  ----------

Assets
- ---------------------
Cash and cash
 equivalents           $  27,655  $      51,484  $   48,372
Mortgage-backed
 securities              199,819        379,527     529,840
Loans receivable, net    421,140        406,883     417,931
Other assets              76,468         79,162     118,844
                       ---------  -------------  ----------
                       $ 725,082  $     917,056  $1,114,987
                       =========  =============  ==========

Liabilities and
Stockholders' Equity
- ---------------------
Deposits               $ 544,408  $     566,083  $  553,517
Federal Home Loan
   Bank advances         105,465        280,400     468,100
Other liabilities         25,445         20,934      32,696
Stockholders' equity      49,764         49,639      60,674
                       ---------  -------------  ----------
                       $ 725,082  $     917,056  $1,114,987
                       =========  =============  ==========



                           Statement of Operations

                           THREE MONTHS ENDED       SIX MONTHS ENDED
                         ----------------------  ----------------------
                          JUNE 30,    June 30,    JUNE 30,    June 30,
                            1996        1995        1996        1995
                         ----------  ----------  ----------  ----------

Net interest income      $   4,913   $   4,111   $   9,503   $   9,050
Other income (loss)        (20,743)      5,002     (19,737)      5,968
Other expenses               8,426       5,294      13,204      10,462
Income tax (provision)
  benefit                    8,768      (1,326)      8,616      (1,584)
                         ----------  ----------  ----------  ----------
      Net income (loss)    (15,488)      2,493     (14,822)      2,972
                         ----------  ----------  ----------  ----------
Minority interest           (3,097)        498      (2,964)        594
                         ----------  ----------  ----------  ----------
ClubCorp's interest      $ (12,391)  $   1,995   $ (11,858)  $   2,378
                         ==========  ==========  ==========  ==========


During the second quarter of 1996, Franklin's Board of Directors made a decision to sell the fixed-rate mortgage-backed securities and use the funds to prepay the Federal Home Loan Bank (FHLB) advances. This decision was based on the Board's commitment to improve interest rate risk and the fact that the pending sale of Franklin (Note 6) will exclude the fixed-rate mortgage-backed securities and FHLB advances. As of June 30, 1996, $148,200,000 in fixed-rate mortgage-backed securities had been sold and an additional $117,500,000 had been committed for sale. A write down valuation on the remaining portfolio was made due to the decision to sell the fixed-rate mortgage-backed securities and the decline in their value deemed other than temporary. Losses recognized as of June 30, 1996 on the sale of fixed-rate mortgage-backed securities and write down valuations on the remaining securities to be sold totaled $22,000,000. The proceeds on the sale of these investments allowed Franklin to prepay a significant portion of the FHLB advances as of June 30, 1996.


NOTE  3.  ACQUISITIONS
ClubCorp's acquisitions in 1996 and 1995 were accounted for using the purchase method and, accordingly, the acquired assets and liabilities were recorded based on their estimated fair values at the dates of acquisition.

During the first six months of 1996, ClubCorp purchased substantially all the assets of two country clubs and two golf clubs.

The following unaudited proforma financial information assumes the acquisitions occurred at the beginning of their acquisition year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):



                                           SIX  MONTHS  ENDED
                                          ---------------------
                                           JUNE 30,   June 30,
                                             1996       1995
                                          ----------  ---------

Operating revenues                        $ 334,573   $ 343,131
                                          ==========  =========

Income (loss) before extraordinary item   $  (6,110)  $   1,699
                                          ==========  =========

Net income (loss)                         $  (6,045)  $   1,699
                                          ==========  =========

Net income (loss) per share               $    (.07)  $     .02
                                          ==========  =========

NOTE  4.  LONG-TERM  DEBT
At June 30, 1996 and subsequently, certain subsidiaries were not in compliance with debt covenants principally relating to financial ratios for long-term debt totaling $7,034,000. This amount is included in the current portion of long-term debt in the accompanying balance sheet.


NOTE  5.  COMMITMENTS  AND  CONTINGENCIES
ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes ClubCorp has meritorious defenses to these matters and that any potential liability from these matters would not materially affect ClubCorp's consolidated financial statements.

NOTE  6.  SUBSEQUENT  EVENT
On August 7, 1996, Franklin entered into an agreement in which Norwest Corporation will purchase certain assets and assume certain liabilities of Franklin. The sale is pending regulatory approval and, although no assurances can be given, management anticipates that the required approvals will be received within six months. The sales price is defined as $45,500,000 plus the net assets of Franklin to be acquired, which Franklin guarantees to be no less than $40,000,000, as of the approval date. Proceeds of $4,000,000 will be escrowed which equals the maximum contractual obligation of Franklin under any claims which could be asserted by Norwest Corporation against Franklin based on the representations, warranties, and covenants provided in the agreement. Due to the contingencies involved, management cannot determine the ultimate amount of the gain to be recognized; however, ClubCorp's estimated net gain on this transaction, net of taxes and minority interest, is expected to be within a range of $15,000,000 to $23,000,000.

After consideration of the loss on the liquidation of the fixed-rate mortgage-backed securities (Note 2) and the transaction above, the estimated net gain on the disposal of the financial services segment, net of taxes and minority interest, is expected to be within a range of $2,000,000 to $10,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          The Company has operated in two distinct business segments, hospitality and financial services. Hospitality operations include owning, operating and managing country clubs, city clubs, city/athletic clubs, athletic clubs, resorts, golf clubs, public golf courses and related real estate. The Company has committed to dispose of its financial services segment; therefore, this segment is presented as discontinued operations. The following discussion for the hospitality segment excludes the Company's holding company activities which include corporate general and administrative expense, certain investment income (loss) items, consolidated provision for income taxes and stockholders' equity transactions. This discussion of the Company's financial condition and results of operations for the three and six months ended June 30, 1996 and 1995 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS

          The following table sets forth operating revenues by product line and by type and certain operating expenses and certain other income and expense items (excluding holding company income and expense items) for the periods indicated with percentage change based on comparisons between periods (dollars in millions):



                                                                                             Percentage  change  from
                                            12  weeks  ended         24  weeks  ended        comparable  prior  period
                                          ---------------------    --------------------   --------------------------------

                                                                                             12 weeks           24 weeks
                                                                                              ended              ended
                                                                                          June 12, 1996      June 12, 1996
                                           June 12,    June 14,    June 12,    June 14,        vs.                vs.
                                             1996        1995        1996        1995     June 14, 1995      June 14, 1995
                                          ----------  ----------  ----------  ----------  --------------     --------------

Operating revenues by product line:
 Private clubs                            $   123.8   $   120.9   $   232.1   $   228.1             2.4   %            1.8   %
     Golf clubs                                 5.8         5.0        11.1        10.1            16.0                9.9
 Public golf                                    8.6         8.6        12.7        12.6               -                0.8
 Resorts                                       39.0        36.3        62.9        60.7             7.4                3.6
     Realty                                     6.4        13.7        10.2        14.2           (53.3)             (28.2)
 Corporate services and eliminations            2.6         2.2         4.0         3.8            18.2                5.3
                                          ----------  ----------  ----------  ----------  --------------     --------------
     Total operating revenues             $   186.2   $   186.7   $   333.0   $   329.5            (0.3)  %            1.1   %
                                          ==========  ==========  ==========  ==========  ==============     =============

Operating revenues by type:
 Membership dues and fees                 $    58.9   $    57.3   $   117.2   $   114.1             2.8   %            2.7   %
 Food and beverage                             57.0        56.7       101.9       103.8             0.5               (1.8)
 Golf and other recreation                     44.3        38.6        71.6        62.7            14.8               14.2
 Lodging                                       12.0        11.0        18.1        17.2             9.1                5.2
 Other (1)                                     14.0        23.1        24.2        31.7           (39.4)             (23.7)
                                          ----------  ----------  ----------  ----------  --------------     --------------
     Total operating revenues             $   186.2   $   186.7   $   333.0   $   329.5            (0.3)  %            1.1   %
                                          ==========  ==========  ==========  ==========  ==============     ==============

Costs and expenses and general
  administrative expenses:
 Direct operating costs                   $   118.6   $   122.0   $   217.1   $   219.3            (2.8)  %           (1.0)  %
 Facility rentals, operation                   27.1        28.1        52.9        53.6            (3.6)              (1.3)
   and maintenance
 Selling, general and administrative           14.6        13.9        28.1        27.3             5.0                2.9
 Depreciation and amortization                 11.5        10.5        22.7        20.0             9.5               13.5
                                          ----------  ----------  ----------  ----------  --------------     --------------
     Total costs and expenses             $   171.8   $   174.5   $   320.8   $   320.2            (1.5)  %            0.2   %

Income from continuing operations         $    14.4   $    12.2   $    12.2   $     9.3            18.0   %           31.2   %

Interest expense, net                          (4.7)       (3.9)       (9.9)       (8.5)           20.5               16.5
Other                                          (0.4)        0.3        (0.4)        0.2               *                  *
Gain (loss) on divestitures                    (1.2)       (0.2)        3.3         0.7               *                  *
                                          ----------  ----------  ----------  ----------  --------------     --------------

Income from continuing operations
  before income tax provision, minority
  interest, and extraordinary item        $     8.1   $     8.4   $     5.2   $     1.7            (3.6)  %          205.9   %
                                          ==========  ==========  ==========  ==========  ==============     ==============
____________________




(1)  Includes primarily management fees, corporate services revenues to third parties, resort telephone, transportation and audio-visual revenues, club special events income, equity in earnings of primarily real estate joint ventures, real estate sales and rental income.
 *   Percentages not meaningful.


12  WEEKS  ENDED  JUNE  12,  1996  COMPARED  TO  12  WEEKS ENDED JUNE 14, 1995

     Operating revenues decreased 0.3% to $186.2 million for the 12 weeks ended June 12, 1996 from $186.7 million for the 12 weeks ended June 14, 1995. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $160.0 million to $164.9 million, an increase of 3.1%. Revenues from properties added, net of revenues lost from properties divested, in 1996 and 1995 represent an increase of $1.1 million. Sales of land held for resale in Colorado decreased $9.3 million for the 12 weeks ended June 12, 1996 while sales of real estate in South Carolina increased $1.7 million.

     Operating revenues from mature private club properties increased 1.5% to $113.8 million in 1996 from $112.1 million due to improving membership trends and usage revenues offset by real estate sales in California of $1.1 million. Mature private clubs membership dues increased 2.6% to $51.7 million from $50.4 million in 1995 due to improving membership trends in 1996. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) increased 2.7% to $61.3 million in 1996 from $59.7 million in 1995, also due to improving membership trends in 1996.

     Operating revenues from golf clubs grew 16.0% from $5.0 million to $5.8 million resulting primarily from acquisitions in 1995. Mature golf clubs operating revenues increased to $5.5 million for the 12 weeks ended June 12, 1996 from $5.0 million for the 12 weeks ended June 14, 1995 or 10.0%, reflecting an increase of 36.4% in rounds played partially offset by a decrease of 27.0% in revenue per round.

     Resort operating revenues increased 7.4% from $36.3 million to $39.0 million in 1996. Operating revenues from mature owned resorts increased from $35.1 million in 1995 to $38.1 million in 1996, an increase of 8.5%, due primarily to the opening of a new course and related income at one resort.

     Realty revenues decreased from $13.7 million to $6.4 million, or 53.3%, due to decreased real estate sales of land held for resale in Colorado of $9.3 million partially offset by an increase in real estate sales in South Carolina.

     Golf and other recreation income increased 14.8% to $44.3 million for the 12 weeks ended June 12, 1996 from $38.6 million in 1995 primarily due to acquisitions and developing properties in 1996 and 1995 and the opening of new courses at mature properties.

     Other operating revenues decreased 39.4% from $23.1 million for the 12 weeks ended June 14, 1995 to $14.0 million in 1996, due to decreased real estate sales of land held for resale in Colorado of $9.3 million.

     Depreciation and amortization expense increased 9.5% to $11.5 million from $10.5 million. The increase relates mainly to acquisitions in 1996 and 1995 and developing properties. Depreciation and amortization at mature facilities remained constant at $8.9 million for the 12 weeks ended June 12, 1996 and June 14, 1995.

     Interest expense, net increased 20.5% to $4.7 million in 1996 from $3.9 million in 1995, reflecting higher leveraged acquisition activity. Interest expense related to properties added in 1996 and 1995 and developing properties was $0.5 million. Mature properties' interest expense increased from $4.0 million to $4.2 million, a 5.0% increase.

24  WEEKS  ENDED  JUNE  12,  1996  COMPARED  TO  24  WEEKS ENDED JUNE 14, 1995

     Operating revenues increased 1.1% to $333.0 million for the 24 weeks ended June 12, 1996 from $329.5 million for the 24 weeks ended June 14, 1995. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $286.6 million to $291.5 million, an increase of 1.7%. Revenues from properties added, net of revenues lost from properties divested, in 1996 and 1995 represent an increase of $3.3 million. Sales of land held for resale in Colorado decreased $7.5 million for the 24 weeks ended June 12, 1996.

     Operating revenues from mature private club properties remained static at $212.6 million in 1996 from $211.1 million for the 24 weeks ended June 14, 1995, due to adverse membership trends in 1995 and 1994 resulting principally from limitations on the deductibility of dues and business meals and entertainment expenses included in 1993 tax legislation which affected usage revenues. Mature private clubs membership dues increased 1.7% to $102.2 million in 1996 from $100.5 million in 1995, due to a shrinking membership base in 1995. Membership enrollment at mature clubs for the 24 weeks ended June 12, 1996 was 18.0%, which is higher than attrition rates of 17.5% during the same period. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) increased only 1.1% to $108.7 million in 1996 from $107.5 million in 1995, also due to a shrinking membership base in 1995.

     Operating revenues from golf clubs grew 9.9% from $10.1 million in 1995 to $11.1 million in 1996 resulting primarily from acquisitions in 1995. Mature golf clubs operating revenues increased 4.0% to $10.5 million from $10.1 million in 1995, reflecting an increase of 34.6% in rounds played offset by a decrease of 22.4% in revenue per round.

     Resort operating revenues increased 3.6% from $60.7 million to $62.9 million. Operating revenues from mature owned resorts increased from $54.2 million in 1995 to $57.0 million in 1996, an increase of 5.2%, reflecting an increase of 3.6% in the average daily revenue per available room and an increase of 12.5% in the average daily room rate per occupied room offset by a decrease of 3.4% in occupancy rates.

     Realty revenues decreased from $14.2 million to $10.2 million, or 28.2%, due to decreased real estate sales of land held for resale in Colorado partially offset by an increase in real estate sales in South Carolina and Ohio.

     Golf and other recreation income increased 14.2% to $71.6 million from $62.7 million primarily due to acquisitions and developing properties in 1996 and 1995 and the opening of new golf courses at certain mature properties.

     Other operating revenues decreased 23.7% from $31.7 million for the 24 weeks ended June 14, 1995 to $24.2 million in 1996, due to decreased real estate sales of land held for resale in Colorado of $7.5 million.

     Depreciation and amortization expense increased 13.5% to $22.7 million from $20.0 million for the 24 weeks ended June 14, 1995. The increase relates mainly to acquisitions in 1996 and 1995 and developing properties. Depreciation and amortization at mature facilities increased from $17.3 million for the 24 weeks ended June 14, 1995 to $18.0 million for the 24 weeks ended June 12, 1996, a 4.0% increase.

     Interest expense, net increased 16.5% to $9.9 million in 1996 from $8.5 million for the 24 weeks ended June 14, 1995, reflecting higher leveraged acquisition activity. Interest expense related to properties added in 1996 and 1995 was $0.7 million. Mature properties' interest expense increased from $8.2 million to $8.7 million, a 6.1% increase.

SEASONALITY

     The Consolidated Financial Statements of the Company are presented on a calendar year basis. The subsidiaries of the hospitality group operate primarily on a 52/53 week fiscal year. The first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks. The timing of fiscal quarter ends, seasonal weather conditions and other short-term variations cause financial performance to vary by quarter. The Company has historically generated a disproportionate amount of its operating revenue in the second, third and fourth quarters of each year. Acquisitions, divestitures and other material transactions of the hospitality segment occurring between fiscal quarter end and calendar quarter end are included in the Company's
Consolidated Financial Statements. The timing of new operating properties purchases or leases and investment gains and losses also cause the Company's results of operations to vary significantly from quarter to quarter.

INFLATION

     The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent the value of services rendered to members is not adversely impacted, recovers increased costs by increasing price.

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

     The  Company  relies  on  its  low  leverage  position and maintenance of positive relationships with existing and potential lenders to arrange financing as needed for general corporate purposes or for specific projects. Consequently, the Company maintained no committed lines of credit at June 30, 1996. At June 30, 1996, certain hospitality subsidiaries of the Company were not in compliance with outstanding loan agreements relating to long-term debt totaling $7.0 million. Such noncompliance relates primarily to financial ratio covenants and not to payments due under the terms of such agreements.

     The provisions of certain subsidiary lending and other agreements limit the amount of dividends that may be paid to the parent. At June 30, 1996, cash balances of $9.2 million were not available for dividends by subsidiaries due to those restrictions.

     At June 30, 1996, the Company's subsidiaries maintained $15.7 million of unused letters of credit primarily to guarantee payment of potential insurance claims paid under workers' compensation and general liability programs and to guarantee the payment of development costs of residential lots for resale in Aspen, Colorado. In addition, a subsidiary of the Company has guaranteed the payment of loans with an outstanding balance of $10.9 million as of June 30, 1996. Commitments to fund future capital expenditures were not material as of June 30, 1996.

     All of the assets of the ClubCorp Stock Investment Plan (the "Plan") are invested in shares of ClubCorp's common stock, $.01 par value per share (the "Common Stock"), except for temporary investments of cash pending investment in Common Stock. All distributions from the Plan are made in cash. As a means of providing liquidity to the trustees of the Plan to meet their fiduciary obligations to distribute cash to participants requesting withdrawals, ClubCorp has provided the trustees the right (the "Redemption Right") to cause the Company to redeem Common Stock, held in trust on behalf of the Plan, at the most recent appraised price as necessary to meet certain requirements. Withdrawals by participants and terminations by and/or resignations from the Company of participants in excess of anticipated levels could give rise to the exercise of withdrawal rights in substantial amounts and place significant demands on the liquidity of the Company. In such an event, the resources available to meet business expansion or other working capital needs could be adversely affected. As of June 30, 1996, the value of the Redemption Right was $37.6 million. The most recent appraised price of the Common Stock is $10.46 as of June 30, 1996. The aggregate market value of the Common Stock at June 30, 1996 is $895.3 million. The Redemption Right has never been exercised by the Plan, although the Company from time to time has repurchased Common Stock into treasury from certain stockholders. The Company does not believe that the Redemption Right will be exercised to any material extent by the Plan to meet any of its fiduciary obligations.

FACTORS  THAT    MAY  AFFECT  FUTURE  OPERATING  RESULTS

     Several legislative proposals have been approved by Congress that could, if enacted into law, significantly increase the Company's direct operating costs. The first proposal would increase the minimum wage to $4.75 per hour on October 1, 1996 with a second increase in the minimum wage to $5.15 per hour occurring on September 1, 1997. A second legislative proposal would impact the eligibility waiting period and/or pre-existing condition requirements for health insurance coverage. It is likely that these proposals will become law. Management has not yet evaluated the financial impact of these proposals.

     Over the last three years, attrition rates among members of the Company's mature clubs have ranged from approximately 17.5% to 22.4%. In certain areas, the Company has experienced decreased levels of usage of its private clubs and public golf facilities. Membership enrollment at mature clubs for the 24 weeks ended June 12, 1996 was 18.0%, which is higher than attrition rates of 17.5% during the same period. During 1993, President Clinton signed into law certain amendments to the Internal Revenue Code that had an adverse effect on the Company's hospitality business from 1993 to 1995. During the last three years the net enrollment rate for mature clubs has decreased from 1.4% to (3.7%). In response to these adverse trends, the Company continues to focus its efforts on membership and quality service as its top priority for 1996.
For the 24 weeks ended June 12, 1996, the net enrollment rate increased to 0.5%. While management believes that many of its members maintain membership at the Company's clubs for their recreational and entertainment enjoyment, many other club members use the Company's clubs for business purposes and have deducted membership dues and certain club expenses for income tax purposes. For these members, the tax code changes had the effect of increasing the cost of club related expenditures. For the last several years, the Company has focused on efforts to retain existing members, attract new members and increase club usage through various programs and membership activities, including increasing member participation by implementing member survey suggestions and increasing the involvement of member boards of governors in planning day-to-day activities. It is uncertain how trends in membership and club usage will develop in the future, or whether any of the Company's efforts in this area will be successful.

     As of August 13, 1996, the Company was negotiating the acquisition of, or had reached preliminary agreements to acquire, one property and to build four properties. Subsequent to June 30, 1996 the Company reached final agreements to acquire one additional property and to build three additional properties. The Company is considering several ownership structures for the properties to be built including lease arrangements, sole ownership, and partial ownership (including joint venture interests). The consummation of the acquisition and construction of these properties is expected to require approximately $54.0 to $58.0 million in capital expenditures, to be funded primarily with external bridge financing of Club Corporation of America ("CCA"), property specific external financing, and developer financing. The bridge financing arrangement is a "guidance line", styled as a promissory note, with a bank and is due on a short-term basis up to a maximum of $75.0 million. Borrowings are generally renewed as they become due; therefore, CCA does not expect to be required to repay the outstanding borrowings within the next 12 months. As of June 30, 1996 and August 13, 1996, $60.9 million was outstanding under this financing arrangement. Due to its short-term nature, the amount outstanding, excluding letters of credit and loan guarantees, at June 30, 1996 is considered current for financial reporting purposes. Additional credit arrangements could be made if considered necessary. The eventual outcome of the acquisition negotiations cannot be accurately predicted at this time.

     The Company has acquired 54 properties since January 1, 1991 through purchase, lease agreement or joint venture arrangements. Actual returns from these properties have been significantly less than projected returns. The success of each property depends on different factors; however, some of the more common risk factors include a high dependency on real estate sales for new membership growth, slower progress than anticipated in repositioning properties and slower than anticipated turnarounds of prior operating deficits. Additional purchase consideration was paid for premier properties, strategically positioned properties, and properties in markets with significant barriers to entry reflecting both the tangible and intangible value of the property. The Company has also experienced greater than expected development costs at three properties built and opened since January 1, 1991. Under-performing and cash flow deficit properties recently acquired are being carefully analyzed by executive management to determine an optimum business plan allowing for the highest possible return to the Company. The Company continually seeks to improve financial performance of existing facilities and divest properties when management determines that properties will be unable to provide a positive contribution to profitability. The Company is currently evaluating several of its properties for ownership and/or financial restructure or divestiture which could, depending on the outcome of restructure or divestiture negotiations, limit its short-term ability to grow revenues and cash flows at historical levels. Executive management believes that its focus on, and investment in, training and development at the property manager level could improve performance in the future. Recently, executive management began developing a risk and reward-based screening model to evaluate specific risk and reward factors against projected yields for all proposed acquisitions and certain other significant capital investments of the Company. In addition, the Company has implemented a "team approach" to acquisitions including all facets of operations, development, and regional support teams to improve the transition of ownership.

DISCONTINUED  OPERATIONS

     In the first quarter of 1996, the Board of Directors of Franklin Federal Bancorp, a Federal Savings Bank ("Franklin") passed a resolution to solicit offers to sell the financial services segment. On August 7, 1996, Franklin entered into an agreement in which Norwest Corporation will purchase certain assets and assume certain liabilities of Franklin. The sale is pending regulatory approval and, although no assurances can be given, management anticipates that the required approvals will be received within six months. As the Company has committed to dispose of its financial services segment, the segment is presented as discontinued operations.

     Franklin's assets decreased from $917.1 million at December 31, 1995 to $725.1 million at June 30, 1996. The decline in assets and corresponding net loss during the six months ended June 30, 1996 was primarily the result of sales of mortgage-backed securities classified as available for sale. These securities were sold in connection with the sale of the financial services segment.

THREE  MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     INTEREST INCOME. Total interest income amounted to $15.3 for the three months ended June 30, 1996, a $4.2 million or 21.5% decline from the comparable period in 1995. While the yield on all earning assets increased from 7.2% for the three months ended June 30, 1995 to 7.5% for the same period in 1996, the average outstanding balances of earning assets decreased 23.9% from $1,082.5 million for the first three months of 1995 to $824.0 million for the comparable period in 1996. The decline in average balance is primarily attributable to a $240.6 million decrease in mortgage-backed securities and a decrease in covered assets of $56.4 million. The decrease in mortgage-backed securities resulted from repayments of principal and the sale of a significant portion of the bond portfolio. The decrease in covered assets resulted from the termination of an assistance agreement between Franklin, First Federal Financial Corporation ("FFFC"), Club Corporation International, and The Federal Savings and Loan Insurance Corporation ("Assistance Agreement"), in the fourth quarter of 1995. The increase in yield for the period was due to generally higher interest rates on adjustable rate assets and to the sale of lower yielding fixed-rate mortgage-backed securities in the fourth quarter of 1995 and the second quarter of 1996 combined with the disposition of lower yielding covered assets in the third and fourth quarters of 1995.

     INTEREST EXPENSE. Total interest expense amounted to $10.6 million for the three months ended June 30, 1996, a $4.4 million or 29.3% decline from the comparable period in 1995. Most interest-bearing liabilities increased by an average of nine basis points for the three months ended June 30, 1996 over the same period in 1995, however, the average outstanding balances of interest-bearing liabilities decreased 23.1% from $1,045.0 million for the second quarter of 1995 to $803.3 million for the comparable period in 1996. The decline in average balance is primarily attributable to the early retirement of $98.0 million in FHLB advances in the fourth quarter of 1995 and $175.0 million in the second quarter of 1996. In addition, average deposits for the second quarter of 1995 decreased $52.1 million from $605.3 million to $553.2 million for the comparable period in 1996. The total cost of funds for interest-bearing liabilities actually decreased 47 basis points from 5.8% in June 1995 to 5.3% in June 1996. The decrease in the cost of interest-bearing liabilities is attributable largely to the decrease in FHLB borrowings which changed the mix of interest-bearing liabilities.

     PROVISION FOR LOAN LOSSES. The provision for loan losses of $0.2 million for the three months ended June 30, 1996 decreased $0.6 million from the comparable period in 1995. The credit to the provision reflected in 1996 was primarily attributable to the regrading of all loans and a decrease in classified or scheduled assets.

     NON-INTEREST INCOME. Non-interest income (expense) amounted to ($20.7) million for the three months ended June 30. 1996, compared to $5.0 million for the comparable period in 1995. This decrease is primarily due to losses recognized of $22.0 million on the sale of fixed-rate mortgage-backed securities and the decline in their value deemed other than temporary on the remaining fixed-rate mortgage-backed securities. Additionally, a gain of $3.9 million was recognized in the same quarter of 1995 on the sale of Franklin's Mission, McAllen and Lockhart branches. Subsequent to June 30, 1996, Franklin sold mortgage-backed securities with a carrying value of $117.5 million at estimated gains of $0.8 million.

     NON-INTEREST EXPENSE. Non-interest expense amounted to $8.4 million for the three months ended June 30, 1996, an increase of $3.1 million or 58.5% from the comparable period in 1995. This increase is primarily attributable to the prepayment penalties and accelerated commitment fees totaling $3.4 million associated with the prepayments of the FHLB advances.

SIX  MONTHS  ENDED  JUNE  30,  1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     INTEREST INCOME. Franklin's total interest income amounted to $31.4 million for the six months ended June 30, 1996, a $7.7 million or 19.7% decline from the comparable period in 1995. While the yield on all earning assets increased from 7.2% for the six months ended June 30, 1995 to 7.4% for the same period in 1996, the average outstanding balances of earning assets decreased 22.6% from $1,096.3 million for the first six months of 1995 to $848.8 million for the comparable period in 1996. The decline in average balance is primarily attributable to a $223.6 million decrease in mortgage-backed securities and a decrease in covered assets of $58.7 million. The decrease in mortgage-backed securities resulted from repayments of principal and the sale of a significant portion of the bond portfolio. The decrease in covered assets resulted from the termination of the Assistance Agreement in the fourth quarter of 1995. The increase in yield for the period was due to generally higher interest rates on adjustable rate assets and to the sale of lower yielding fixed-rate mortgage-backed securities in the fourth quarter of 1995 and the second quarter of 1996 combined with the disposition of lower yielding covered assets in the third and fourth quarters of 1995.

     INTEREST EXPENSE. Total interest expense amounted to $22.1 million for the six months ended June 30, 1996, a $7.2 million or 24.6% decline from the
comparable  period  in  1995.    While  the  cost  of  most  interest-bearing
liabilities  increased  by  an  average  of 15 basis points for the six months ended June 30, 1996 over the same period in 1995, the average outstanding balances of interest-bearing liabilities decreased 23.4% from $1,010.5 million for the first six months of 1995 to $774.2 million for the comparable period in 1996. The decline in average balance is primarily attributable to the early retirement of $98.0 million in FHLB advances in the fourth quarter of 1995 and $175.0 million in the second quarter of 1996. The total cost of funds for interest-bearing liabilities decreased 10 basis points from 5.9% in June 1995 to 5.8% in June 1996. The decrease in the cost of interest-bearing liabilities is attributable largely to the decrease in FHLB borrowings which changed the mix of interest-bearing liabilities.

     PROVISION FOR LOAN LOSSES. Total provision for loan losses as of June 30, 1996 was ($0.2) million, $1.0 million less than the comparable period in 1995. This is due to the annual revision of credit loss experience factors and a reduction in problem asset levels.

     NON-INTEREST INCOME. Non-interest income (expense) amounted to ($19.7) million for the six months ended June 30, 1996, compared to $6.0 million for the comparable period in 1995. This decrease is primarily due to losses recognized of $22.0 million on the sale of fixed-rate mortgage-backed securities and the decline in their value deemed other than temporary on the remaining fixed-rate mortgage-backed securities. In addition, a gain of $3.9 million was recognized in the second quarter of 1995 on the sale of Franklin's Mission, McAllen and Lockhart branches. Subsequent to June 30, 1996, Franklin sold mortgage-backed securities with a carrying value of $117.5 million at estimated gains of $0.8 million.

     NON-INTEREST EXPENSE. Non-interest expense amounted to $13.2 million for the six months ended June 30, 1996, an increase of $2.7 million or 25.7% from the comparable period in 1995. This increase is primarily attributable to prepayment penalties and accelerated commitment fees totaling $4.4 million associated with prepayments of FHLB advances.

CAPITAL  RESOURCES  AND  LIQUIDITY

     On September 29, 1995, Franklin was advised by the Office of Thrift Supervision ("OTS") that it had been deemed "well capitalized" under existing regulations and its capital plan was terminated.

     Franklin's assets have declined from $917.1 million at December 31, 1995 to $725.1 million at June 30, 1996. The recent decline in assets is the result of maturity proceeds received on mortgage-backed securities and sales of these securities. Since December 31, 1995, the investment portfolio has declined approximately $180.0 million. Franklin's regulatory capital at June 30, 1996 exceeded all three regulatory capital requirements. Tangible and core capital ratios were 6.47% and 6.47% respectively, compared to respective requirements of 1.5% and 4.0%. Total regulatory capital to risk-adjusted assets ratio was 11.7% compared to the requirement of 8.0%. Although Franklin meets all regulatory capital requirements at June 30, 1996, such compliance was achieved primarily through asset reduction rather than through the retention of earnings. In the second quarter of 1996, Franklin's Board of Directors made a decision to sell the fixed-rate mortgage-backed securities and use those funds to prepay the FHLB advances. The pending sale of Franklin impacted the decision to liquidate the fixed-rate mortgage-backed securities. Other considerations were the Board's commitment to improve interest rate risk and the possibility of rising interest rates which could adversely affect the investment portfolio's market value in the future.

     Franklin is required by the OTS to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5.0% and 1.0% respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for
withdrawals  and  repayment  of  short-term  borrowings.    The  liquidity
requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. Franklin generally maintains a liquidity ratio of between 5.0% and 6.0%. Franklin's average monthly liquidity  ratio  for  the  month  ended  June  30,  1996  was  5.5%.

     Franklin's primary sources of funds consist of savings deposits and time deposits bearing market rates of interest, FHLB advances, and principal payments on mortgage-backed securities. Franklin uses its funding sources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay FHLB advances, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. At June 30, 1996, Franklin had binding commitments to originate or purchase loans totaling $29.0 million and had $26.0 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following June 30, 1996 total $204.8 million. Management believes that Franklin has adequate resources to fund all its commitments.

FACTORS  THAT  MAY  AFFECT  FUTURE  OPERATING  RESULTS

     On August 7, 1996, Franklin entered into an agreement in which Norwest Corporation will purchase certain assets and assume certain liabilities of Franklin. The sale is pending regulatory approval and, although no assurances can be given, management anticipates that the required approvals will be received within six months. The sales price is defined as $45.5 million plus the net assets of Franklin to be acquired, which Franklin guarantees to be no less than $40.0 million, as of the approval date. Proceeds of $4.0 million will be escrowed which equals the maximum contractual obligation of Franklin under any claims which could be asserted by Norwest Corporation against Franklin based on the representations, warranties, and covenants provided in the agreement. Due to the contingencies involved, management cannot determine the ultimate amount of the gain to be recognized; however, the Company's estimated net gain on this transaction, net of taxes and minority interest, is expected to be within a range of $15.0 to $23.0 million.

     In conjunction with the pending sale, a decision was made to sell the fixed-rate mortgage-backed securities and prepay the FHLB advances. As of June 30, 1996, $148.2 million in fixed-rate mortgage-backed securities had been sold and an additional $117.5 million had been committed for sale. A write down valuation on the remaining portfolio was made due to the decision to sell the fixed-rate mortgage-backed securities and the decline in their value deemed other than temporary. The proceeds on the sale of these investments allowed Franklin to prepay a significant portion of the FHLB advances as of June 30, 1996, resulting in prepayment penalties totaling $3.2 million and accelerated commitment fees totaling $0.2 million. Based on the losses incurred in June 1996, Franklin recorded $8.6 million in FSLIC/RF tax benefits (or net operating loss carryforwards). Management believes that it will realize this benefit.

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

     Franklin is party to financial instruments with off-balance sheet risk and risk of credit loss in the normal course of business primarily in the form of commitments to extend additional credit of approximately $98.0 million at June 30, 1996. These credit risks are controlled through credit approvals, limits, collateral requirements and various monitoring procedures.

                         PART II.  OTHER INFORMATION



Item  1.  Legal  Proceedings
          Refer to Note 5 to Condensed Notes to Consolidated Financial Statements at page 7.

Item  2.  Changes  in  Securities
          Not  applicable

Item  3.  Defaults  upon  Senior  Securities
          Refer to Note 4 to Condensed Notes to Consolidated Financial Statements at page 7.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          Not  applicable

Item  5.  Other  Information
          Not  applicable

Item  6.  Exhibits  and  Reports  on  Form  8-K
          (a)  Exhibits
               10.1  -  Agreement  among  Club  Corporation
               International, First Federal Financial Corporation, Franklin Federal Bancorp, a Federal Savings
               Bank ("Franklin"), and Norwest Corporation regarding the sale of certain assets and assumption of certain liabilities of Franklin.

              15.1 - Letter from KPMG Peat Marwick LLP regarding unaudited interim financial statements.

              (b)  Reports  on  Form  8-K
                   The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              CLUB CORPORATION INTERNATIONAL





Date :  August 14, 1996  By:                 /s/ John H. Gray
                              -------------------------------
                              John H. Gray
                              Executive Vice President and
                              Chief Administrative Officer
                              (chief accounting officer)
