Form 10-Q
period 1996-09-30
CLUB CORP INTERNATIONAL
filed 1996-11-13
CIK 929455

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

                              __________________

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996


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

        Registrant's telephone number, including area code: (972) 243-6191

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

The number of shares of the Registrant's Common Stock outstanding as of September 30, 1996 was 85,476,674.

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

We have reviewed the consolidated balance sheet of Club Corporation International and subsidiaries (ClubCorp) as of September 30, 1996 and 1995 and the related consolidated statements of operations for the three months and nine months ended September 30, 1996 and 1995 and stockholders' equity and cash flows for the nine months ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ClubCorp as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated February 23, 1996 on the consolidated financial statements of ClubCorp as of and for the year ended December 31, 1995 refers to a change in its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.


                                        KPMG  Peat  Marwick  LLP


Dallas,  Texas
November  6,  1996



CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  BALANCE  SHEET
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)


                                                                  SEPTEMBER 30,    December 31,    September 30,
                      Assets                                          1996             1995            1995
                      ------                                     ---------------  --------------  ---------------

Current assets:
     Cash and cash equivalents                                   $       68,234   $      55,910   $       58,611
     Membership and other receivables, net                               66,194          66,402           65,819
     Inventories                                                         13,908          12,926           13,395
     Other assets                                                        15,931          16,557           16,660
                                                                 ---------------  --------------  ---------------
             Total current assets                                       164,267         151,795          154,485

Property and equipment, net                                             692,431         652,441          675,558
Notes receivable - related parties                                        3,520          11,506           11,540
Other assets                                                            106,317         110,763          110,185
Financial services assets                                               590,567         917,056        1,082,380
                                                                 ---------------  --------------  ---------------
                                                                 $    1,557,102   $   1,843,561   $    2,034,148
                                                                 ===============  ==============  ===============

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities                    $       45,825   $      53,779   $       51,938
     Long-term debt - current portion                                   112,200          79,652           89,544
     Other liabilities                                                   49,063          43,772           56,389
                                                                 ---------------  --------------  ---------------
             Total current liabilities                                  207,088         177,203          197,871

Long-term debt                                                          235,914         233,809          222,642
Other liabilities                                                        43,855          50,669           56,578
Membership deposits                                                     372,701         362,330          354,458
Financial services liabilities                                          552,024         877,345        1,028,574

Redemption value of common stock held by benefit plan                    39,930          35,414           36,879

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 90,219,408 issued, 85,476,674,
   85,667,032 and 85,951,647 outstanding at September 30, 1996,
   December 31, 1995 and September 30, 1995, respectively                   902             902              902
Additional paid-in capital                                               10,380          10,075           10,061
Foreign currency translation adjustment                                      (9)            (51)             (39)
Unrealized gains or losses on investments in debt and
   equity securities                                                       (143)        (11,812)           1,453
Retained earnings                                                       170,519         176,834          192,632
Treasury stock                                                          (36,129)        (33,743)         (30,984)
Redemption value of common stock held by benefit plan                   (39,930)        (35,414)         (36,879)
                                                                 ---------------  --------------  ---------------
             Total stockholders' equity                                 105,590         106,791          137,146
                                                                 ---------------  --------------  ---------------
                                                                 $    1,557,102   $   1,843,561   $    2,034,148
                                                                 ===============  ==============  ===============


See  accompanying  condensed  notes  to  consolidated  financial  statements.



CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(Dollars  in  thousands,  except  per  share  amounts)
(Unaudited)


                                                                  THREE  MONTHS  ENDED               NINE  MONTHS  ENDED
                                                             -------------------------------   --------------------------------
                                                              SEPTEMBER 30,    September 30,    SEPTEMBER 30,    September 30,
                                                                  1996             1995             1996             1995
                                                             ---------------  ---------------  ---------------  ---------------

Operating revenues                                           $      176,453   $      170,115   $      509,469   $      499,661
Operating costs and expenses                                        155,174          157,158          447,870          450,062
Selling, general and administrative expenses                         14,495           16,394           43,768           44,709
                                                             ---------------  ---------------  ---------------  ---------------

Income (loss) from operations                                         6,784           (3,437)          17,831            4,890

Gain (loss) on divestitures                                             565             (195)           3,922              513
Interest and investment income                                        3,750            1,607            9,011            5,791
Interest expense                                                     (6,874)          (6,455)         (20,058)         (18,495)
Other income (expense)                                               (2,809)             188           (3,157)               5
                                                             ---------------  ---------------  ---------------  ---------------

Income (loss) from continuing operations before
 income taxes and minority interest                                   1,416           (8,292)           7,549           (7,296)

Income tax (provision) benefit                                           23           (4,789)            (729)          (4,887)

Minority interest                                                         -              263               98             (891)
                                                             ---------------  ---------------  ---------------  ---------------

Income (loss) from continuing operations                              1,439          (12,818)           6,918          (13,074)

Discontinued operations:
 Income (loss) from operations of discontinued financial
   services segment, net of income taxes of $738 and $(168)
   for the three months ended, and $723 and $(1,752) for
   the nine months ended September 30, 1996 and 1995                 (1,681)             226             (137)           2,604
 Income (loss) on disposal of financial services segment,
   net of income taxes of $(196) for the three months
   ended and $8,435 for the nine months ended
   September 30, 1996                                                   306                -          (13,096)               -
                                                             ---------------  ---------------  ---------------  ---------------
                                                                     (1,375)             226          (13,233)           2,604
                                                             ---------------  ---------------  ---------------  ---------------

Net income (loss)                                            $           64   $      (12,592)  $       (6,315)  $      (10,470)
                                                             ===============  ===============  ===============  ===============



Earnings per share:
   Income (loss) from continuing operations                  $          .02   $         (.15)  $          .08   $         (.15)
   Discontinued operations                                             (.02)               -             (.15)             .03
                                                             ---------------  ---------------  ---------------  ---------------
   Net loss                                                  $            -   $         (.15)  $         (.07)  $         (.12)
                                                             ===============  ===============  ===============  ===============


See  accompanying  condensed  notes  to  consolidated  financial  statements.



CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
Nine  Months  Ended  September  30,  1996  and  1995
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)

                                                  Common  stock  (100,000,000  shares
                                              authorized,  par  value  $0.01  per  share)
                                             --------------------------------------------
                                                                                                           Foreign
                                                          Treasury                         Additional     Currency
                                               Shares      Stock        Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding   Value     Capital     Adjustment
                                             ----------  ----------  ------------  ------  -----------  -------------

Balances at December 31, 1994                90,219,408  4,096,353    86,123,055   $  902  $     9,383  $        172
Net loss                                              -          -             -        -            -             -
Purchase of treasury stock                            -    364,248      (364,248)       -            -             -
Reissuance of treasury stock                          -    (25,399)       25,399        -           72             -
Stock issued in connection with bonus plans           -   (167,441)      167,441        -          606             -
Foreign currency translation adjustment               -          -             -        -            -          (211)
Market adjustment                                     -          -             -        -            -             -
Change in redemption value                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at September 30, 1995               90,219,408  4,267,761    85,951,647   $  902  $    10,061  $        (39)
                                             ==========  ==========  ============  ======  ===========  =============

Balances at December 31, 1995                90,219,408  4,552,376    85,667,032   $  902  $    10,075  $        (51)

NET LOSS                                              -          -             -        -            -             -
PURCHASE OF TREASURY STOCK                            -    325,053      (325,053)       -            -             -
REISSUANCE OF TREASURY STOCK                          -    (24,258)       24,258        -           71             -
STOCK ISSUED IN CONNECTION WITH BONUS PLANS           -   (110,437)      110,437        -          234             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -        -            -            42
MARKET ADJUSTMENT                                     -          -             -        -            -             -
CHANGE IN REDEMPTION VALUE                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
BALANCES AT SEPTEMBER 30, 1996               90,219,408  4,742,734    85,476,674   $  902  $    10,380  $         (9)
                                             ==========  ==========  ============  ======  ===========  =============



                                                 Unrealized                                 Redemption
                                                  Gains or                                   Value of
                                                  Losses on                                   Common
                                               Investments in                                 Stock            Total
                                                  Debt and         Retained    Treasury      Held by       Stockholders'
                                              Equity Securities    Earnings     Stock      Benefit Plan       Equity
                                             -------------------  ----------  ----------  --------------  ---------------

Balances at December 31, 1994                $           (2,766)  $ 203,102   $ (28,675)  $     (37,112)  $      145,006
Net loss                                                      -     (10,470)          -               -          (10,470)
Purchase of treasury stock                                    -           -      (3,691)              -           (3,691)
Reissuance of treasury stock                                  -           -         184               -              256
Stock issued in connection with bonus plans                   -           -       1,198               -            1,804
Foreign currency translation adjustment                       -           -           -               -             (211)
Market adjustment                                         4,219           -           -               -            4,219
Change in redemption value                                    -           -           -             233              233
                                             -------------------  ----------  ----------  --------------  ---------------
Balances at September 30, 1995               $            1,453   $ 192,632   $ (30,984)  $     (36,879)  $      137,146
                                             ===================  ==========  ==========  ==============  ===============

Balances at December 31, 1995                $          (11,812)  $ 176,834   $ (33,743)  $     (35,414)  $      106,791

NET LOSS                                                      -      (6,315)          -               -           (6,315)
PURCHASE OF TREASURY STOCK                                    -           -      (3,385)              -           (3,385)
REISSUANCE OF TREASURY STOCK                                  -           -         183               -              254
STOCK ISSUED IN CONNECTION WITH BONUS PLANS                   -           -         816               -            1,050
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       -           -           -               -               42
MARKET ADJUSTMENT                                        11,669           -           -               -           11,669
CHANGE IN REDEMPTION VALUE                                    -           -           -          (4,516)          (4,516)
                                             -------------------  ----------  ----------  --------------  ---------------
BALANCES AT SEPTEMBER 30, 1996               $             (143)  $ 170,519   $ (36,129)  $     (39,930)  $      105,590
                                             ===================  ==========  ==========  ==============  ===============



See  accompanying  condensed  notes  to  consolidated  financial  statements.



CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(Dollars  in  thousands)
(Unaudited)

                                                                                          NINE  MONTHS  ENDED
                                                                                   --------------------------------
                                                                                    SEPTEMBER 30,    September 30,
                                                                                        1996             1995
                                                                                   ---------------  ---------------

Cash flows from operations:
   Net loss                                                                        $       (6,315)  $      (10,470)
   Adjustments to reconcile net loss
     to cash flows provided from operations:
         Depreciation and amortization                                                     33,611           32,986
         Gain on divestitures                                                              (3,922)            (513)
         Minority interest in net earnings (losses) of subsidiary                             (98)             891
         Equity in earnings from investments in partnerships and joint ventures              (581)          (2,446)
         Decrease in real estate held for sale                                              8,029           12,839
         Decrease in membership and other receivables, net                                    150              913
         Net change in accounts payable and accrued liabilities                            (1,797)           1,764
         Net change in deferred membership dues                                             1,322           (2,982)
         Other                                                                              1,740            4,646
         Net change in operating assets of discontinued operations                         13,326            4,517
                                                                                   ---------------  ---------------
               Cash flows provided from operations                                         45,465           42,145

Cash flows from investing activities:
   Additions to property and equipment                                                    (32,276)         (47,167)
   Development of new facilities                                                           (2,556)          (5,411)
   Development of real estate ventures                                                    (11,893)          (6,893)
   Acquisition of facilities                                                              (38,303)         (20,529)
   Sales of investment securities                                                           4,714            6,279
   Maturities of investment securities                                                      3,170            2,895
   Purchase of investment securities                                                       (2,825)          (2,997)
   Other                                                                                    1,561              869
   Investing activities of discontinued operations                                        298,719           82,418
                                                                                   ---------------  ---------------
               Cash flows provided from investing activities                              220,311            9,464

Cash flows from financing activities:
   Borrowings of long-term debt                                                            54,806           65,798
   Repayments of long-term debt                                                           (23,548)         (43,140)
   Increase in membership deposits                                                         17,233           20,151
   Treasury stock transactions, net                                                        (3,131)          (3,435)
   Financing activities of discontinued operations                                       (327,378)         (84,288)
                                                                                   ---------------  ---------------
               Cash flows used by financing activities                                   (282,018)         (44,914)
                                                                                   ---------------  ---------------

Total net cash flows                                                                      (16,242)           6,695
Net cash flows from discontinued operations                                               (28,566)           5,251
                                                                                   ---------------  ---------------
Net cash flows from continuing operations                                          $       12,324   $        1,444
                                                                                   ===============  ===============


See  accompanying  condensed  notes  to  consolidated  financial  statements.

CLUB  CORPORATION  INTERNATIONAL
Condensed  Notes  to  Consolidated  Financial  Statements


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
Consolidation
-------------
The consolidated financial statements include the accounts of Club Corporation International (Parent) and its subsidiaries (collectively ClubCorp) except for certain subsidiaries of Franklin Federal Bancorp, a Federal Savings Bank (Franklin). In the first quarter of 1996, Franklin's Board of Directors passed a resolution to solicit offers to sell Franklin. This resolution was subsequently approved by the Board of Directors of First Federal Financial Corporation, the parent company of Franklin and a subsidiary of Parent. On August 7, 1996, Franklin entered into an agreement to sell certain assets and transfer certain liabilities of Franklin. Thus, Franklin is classified as a discontinued operation (Note 2) and Franklin's assets, liabilities, income
(loss) from operations and cash flow activity are segregated in the accompanying financial statements. The prior year financial information has also been restated to reflect the discontinued operation.

Interim  presentation
---------------------
The accompanying consolidated financial statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted from the accompanying statements. ClubCorp's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements and notes thereto of ClubCorp for the year ended December 31, 1995 which were a part of ClubCorp's Form 10-K.

In the opinion of ClubCorp management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of ClubCorp as of September 30, 1996 and 1995 and the consolidated results of operations and cash flows for the interim periods then ended. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

Fiscal  periods
---------------
ClubCorp operates on a calendar year ended December 31; however, the subsidiaries comprising the hospitality segment are primarily on a 52/53 week fiscal year and the accounts of those subsidiaries are included for the 12 weeks and 36 weeks ended September 4, 1996 and September 6, 1995, respectively. Acquisitions, divestitures and other material transactions of the hospitality segment during the period from September 4, 1996 to September 30, 1996 and September 6, 1995 to September 30, 1995 have been recorded in these statements.

Earnings  per  share
--------------------
Earnings per share is computed using the weighted average number of shares outstanding of 85,538,585 and 86,034,719 for the three months ended, and 85,651,928 and 86,219,854 for the nine months ended September 30, 1996 and 1995, respectively.

Reclassifications
-----------------
Certain amounts previously reported have been reclassified to conform with the current period presentation.


NOTE  2.  DISCONTINUED  OPERATIONS
The  financial  services  assets,  financial  services  liabilities and income
(loss) from discontinued operations are segregated in the accompanying financial statements, net of minority interest. The condensed balance sheet and statement of operations of the discontinued segment are as follows (dollars in thousands):


                                      Balance Sheet

                       SEPTEMBER 30,   December 31,   September 30,
                            1996           1995            1995
                       --------------  -------------  --------------

Assets
------
Cash and cash
 equivalents           $       22,918  $      51,484  $       41,532
Mortgage-backed
 securities                    71,343        379,527         516,575
Loans receivable, net         428,773        406,883         398,170
Other assets                   67,533         79,162         126,103
                       --------------  -------------  --------------
                       $      590,567  $     917,056  $    1,082,380
                       ==============  =============  ==============

Liabilities and
Stockholders' Equity
--------------------
Deposits               $      513,233  $     566,083  $      557,169
Federal Home Loan
   Bank advances                    -        280,400         433,100
Other liabilities              29,156         20,934          26,162
Stockholders' equity           48,178         49,639          65,949
                       --------------  -------------  --------------
                       $      590,567  $     917,056  $    1,082,380
                       ==============  =============  ==============



                                               Statement of Operations

                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                         --------------------------------  --------------------------------
                          SEPTEMBER 30,    September 30,    SEPTEMBER 30,    September 30,
                              1996             1995             1996             1995
                         ---------------  ---------------  ---------------  ---------------

Net interest income      $        5,193   $        4,124   $       14,696   $       13,174
Other income (loss)               1,697            1,226          (18,040)           7,194
Other expenses                    9,151            4,899           22,355           15,361
Income tax (provision)
  benefit                           542             (168)           9,158           (1,752)
                         ---------------  ---------------  ---------------  ---------------
      Net income (loss)          (1,719)             283          (16,541)           3,255
                         ---------------  ---------------  ---------------  ---------------
Minority interest                  (344)              57           (3,308)             651
                         ---------------  ---------------  ---------------  ---------------
ClubCorp's interest      $       (1,375)  $          226   $      (13,233)  $        2,604
                         ===============  ===============  ===============  ===============


On September 30, 1996, President Clinton signed Omnibus Appropriations legislation providing for a one time assessment on all Saving Association Insurance Fund (SAIF) deposits to recapitalize the SAIF to the required level. Franklin recorded an estimate of $4,500,000 for the assessment in the third quarter. This amount is included in other expenses in the preceding financial statements.

On August 7, 1996, Franklin entered into an agreement in which Norwest Corporation will purchase certain assets and assume certain liabilities of Franklin. The sale is pending regulatory approval and, although no assurances can be given, management anticipates that the required approvals will be received prior to the contract termination date of March 31, 1997. The sales price is defined as $45,500,000 plus the net assets of Franklin to be acquired, which Franklin guarantees to be no less than $40,000,000, as of the approval date. Sales proceeds of $4,000,000 will be escrowed representing the maximum contractual obligation of Franklin arising from any claims which could be asserted by Norwest Corporation against Franklin based on the representations, warranties, and covenants provided in the agreement. As the contingency periods expire, within one year of the closing date, Franklin will receive the remaining balance of the escrowed funds. Due to the contingencies involved, management cannot determine the ultimate amount of the gain to be recognized; however, ClubCorp's estimated net gain on this transaction, net of taxes and minority interest, is expected to be within a range of $18,000,000 to $27,000,000.

In conjunction with the pending sale, Franklin's Board of Directors made a decision to sell the fixed-rate mortgage-backed securities and use the funds to prepay the Federal Home Loan Bank (FHLB) advances. As of September 30, 1996, $278,900,000 in fixed-rate mortgage-backed securities had been sold or called. A write down valuation of the portfolio was recorded due to the decision to sell the fixed-rate mortgage-backed securities and the decline in their value deemed other than temporary. Losses recognized as of September 30, 1996 on the sale of fixed-rate mortgage-backed securities and write down on the remaining securities to be sold totaled $21,500,000. The proceeds on the sale of these investments allowed Franklin to prepay all of the FHLB advances as of September 30, 1996.


NOTE  3.  ACQUISITIONS
ClubCorp's acquisitions in 1996 and 1995 were accounted for using the purchase method and, accordingly, the acquired assets and liabilities were recorded based on their estimated fair values at the dates of acquisition.

During the first nine months of 1996, ClubCorp purchased substantially all the assets of three golf clubs, two country clubs and a resort which ClubCorp previously leased.

The following unaudited proforma financial information assumes the acquisitions occurred at the beginning of their acquisition year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):



                           NINE  MONTHS  ENDED
                    --------------------------------
                     SEPTEMBER 30,    September 30,
                         1996             1995
                    ---------------  ---------------

Operating revenues  $      512,182   $      515,671
                    ===============  ===============

Net loss            $       (5,156)  $      (10,412)
                    ===============  ===============

Net loss per share  $         (.06)  $         (.12)
                    ===============  ===============

NOTE  4.  LONG-TERM  DEBT
At September 30, 1996 and subsequently, certain subsidiaries were not in compliance with debt covenants relating to financial ratios for long-term debt totaling $6,773,000. This amount is included in the current portion of long-term debt in the accompanying balance sheet.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          The Company has operated in two distinct business segments, hospitality and financial services. Hospitality operations include owning, operating and managing country clubs, city clubs, city/athletic clubs, athletic clubs, resorts, golf clubs, public golf courses and related real estate. The Company has entered into an agreement with Norwest Corporation to sell its financial services segment; therefore, this segment is presented as discontinued operations. The following discussion for the hospitality segment excludes the Company's holding company activities which include corporate general and administrative expenses, certain investment income (loss) items, consolidated provision for income taxes and stockholders' equity transactions. This discussion of the Company's financial condition and results of operations for the three and nine months ended September 30, 1996 and 1995 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS

          The following table sets forth operating revenues by product line and by type and certain operating expenses and certain other income and expense items (excluding holding company income and expense items) for the periods indicated with percentage change based on comparisons between periods (dollars in millions):




                                                                                                            Percentage
                                                                                                              change
                                                                                                               from
                                                                                                            comparable
                                                   12 weeks ended                  36 weeks ended          prior period
                                           ------------------------------  ------------------------------  ------------
                                                                                                             12 weeks
                                                                                                               ended
                                                                                                           September 4,
                                                                                                              1996 vs.
                                            September 4,    September 6,    September 4,    September 6,   September 6,
                                                1996            1995            1996            1995           1995
                                           --------------  --------------  --------------  --------------  -------------

Operating revenues by product line:
 Private clubs                             $       114.6   $       113.4   $       345.4   $       340.3            1.1%
 Golf clubs                                          5.5             4.8            17.9            16.1           14.6
 Public golf                                         9.0             9.1            21.7            21.7           (1.1)
 Resorts                                            39.2            34.7           102.1            95.1           13.0
 Realty                                              5.8             6.0            16.0            20.2           (3.3)
 International                                       0.5             0.5             1.5             1.0              -
 Corporate services and eliminations                 1.9             1.7             4.9             5.3           11.8
                                           --------------  --------------  --------------  --------------  -------------
     Total operating revenues              $       176.5   $       170.2   $       509.5   $       499.7            3.7%
                                           ==============  ==============  ==============  ==============  =============

Operating revenues by type:
 Membership dues and fees                  $        59.0   $        57.2   $       176.2   $       171.3            3.1%
 Food and beverage                                  49.9            49.2           151.8           153.0            1.4
 Golf and other recreation                          40.9            38.0           112.5           100.7            7.6
 Lodging                                            12.2            11.1            30.3            28.3            9.9
 Other (1)                                          14.5            14.7            38.7            46.4           (1.4)
                                           --------------  --------------  --------------  --------------  -------------
     Total operating revenues              $       176.5   $       170.2   $       509.5   $       499.7            3.7%
                                           ==============  ==============  ==============  ==============  =============

Costs and expenses and general
  administrative expenses:
 Direct operating costs                    $       115.8   $       117.9   $       332.9   $       337.2           (1.8)%
 Facility rentals, operation
   and maintenance                                  28.5            26.3            81.4            79.9            8.4
 Selling, general and administrative                13.7            15.6            41.8            42.9          (12.2)
 Depreciation and amortization                      10.9            13.0            33.6            33.0          (16.2)
                                           --------------  --------------  --------------  --------------  -------------
     Total costs and expenses                      168.9           172.8           489.7           493.0           (2.3)

Income (loss) from continuing operations             7.6            (2.6)           19.8             6.7              *

Interest expense, net                               (5.3)           (4.5)          (15.2)          (13.0)          17.8
Other                                                0.4             0.3               -             0.5              *
Gain (loss) on divestitures                          0.6            (0.2)            3.9             0.5              *
                                           --------------  --------------  --------------  --------------  -------------

Income (loss) from continuing operations
  before income taxes and minority
  interest                                 $         3.3   $        (7.0)  $         8.5   $        (5.3)             *
                                           ==============  ==============  ==============  ==============  =============


                                            Percentage
                                              change
                                               from
                                            comparable
                                           prior period
                                           -------------
                                             36 weeks
                                               ended
                                           September 4,
                                               1996
                                                vs.
                                           September 6,
                                               1995
                                           -------------

Operating revenues by product line:
 Private clubs                                      1.5%
 Golf clubs                                        11.2
 Public golf                                          -
 Resorts                                            7.4
 Realty                                           (20.8)
 International                                     50.0
 Corporate services and eliminations               (7.5)
                                           -------------
     Total operating revenues                       2.0%
                                           =============

Operating revenues by type:
 Membership dues and fees                           2.9%
 Food and beverage                                 (0.8)
 Golf and other recreation                         11.7
 Lodging                                            7.1
 Other (1)                                        (16.6)
                                           -------------
     Total operating revenues                       2.0%
                                           =============

Costs and expenses and general
  administrative expenses:
 Direct operating costs                            (1.3)%
 Facility rentals, operation
   and maintenance                                  1.9
 Selling, general and administrative               (2.6)
 Depreciation and amortization                      1.8
                                           -------------
     Total costs and expenses                      (0.7)

Income (loss) from continuing operations              *

Interest expense, net                              16.9
Other                                                 *
Gain (loss) on divestitures                           *
                                           -------------

Income (loss) from continuing operations
  before income taxes and minority
  interest                                            *
                                           =============
----------------------




(1) Includes primarily management fees, corporate services revenues to third parties, resort telephone, transportation and audio-visual revenues, club special events income, equity in earnings of primarily real estate joint ventures, real estate sales and rental income.

 *   Percentages not meaningful.


12  WEEKS ENDED SEPTEMBER 4, 1996 COMPARED TO 12 WEEKS ENDED SEPTEMBER 6, 1995

     Operating revenues increased 3.7% to $176.5 million for the 12 weeks ended September 4, 1996 from $170.2 million for the 12 weeks ended September 6, 1995. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $144.6 million to $152.1 million or 5.2%. Revenues from properties added, net of revenues lost from properties divested, in 1996 and 1995 represent a decrease of $1.1 million.

     Operating revenues from mature private club properties increased 2.7% to $101.3 million in 1996 from $98.6 million due to improving membership trends in 1996 and inflationary price increases. Mature private clubs membership dues and usage revenues (i.e., food and beverage, golf, lodging, and other recreation) increased 3.1% and 2.2%, respectively, to $49.4 and $50.9 million from $47.9 and $49.8 million, respectively, also due to improving membership trends in 1996 and inflationary price increases.

     Golf clubs' operating revenues increased from $4.8 million to $5.5 million or 14.6% resulting primarily from improved usage at golf clubs including one property which recently opened its clubhouse and 1996 acquisitions. Mature golf clubs' operating revenues increased 8.7% to $5.0 million for the 12 weeks ended September 4, 1996 from $4.6 million for the 12 weeks ended September 6, 1995, reflecting an increase of 6.3% in rounds played combined with an increase of 4.5% in revenue per round.

     Resort operating revenues grew 13.0% from $34.7 million to $39.2 million for the 12 weeks ended September 4, 1996 due to increases at mature properties. Operating revenues from mature owned resorts increased from $34.1 million in 1995 to $38.2 million in 1996, an increase of 12.0%, due primarily to a large group function at one resort and the opening of a new course and related income at one resort.

     Golf and other recreation income increased 7.6% to $40.9 million from $38.0 million primarily due to acquisitions in 1996 and 1995, the opening of new golf courses at certain mature properties, and a large group function at one resort.

     Facility rentals, operations, and maintenance expense increased from $26.3 million to $28.5 million, or 8.4%, due to increased claims related to workers' compensation and general liability insurance of $2.9 million.

     Selling, general and administrative expense, excluding corporate expenses, represent primarily the costs of executive management and various support services provided to properties from corporate and regional personnel. These costs decreased 12.2% to $13.7 million for the 12 weeks ended September 4, 1996 from $15.6 million for the 12 weeks ended September 6, 1995 due to lower levels of relocation costs and the write off of a public golf receivable in 1995.

     Depreciation and amortization expense decreased 16.2% to $10.9 million from $13.0 million. The decrease relates to $1.6 million in expense for the 12 weeks ended September 6, 1995 from the depreciation and amortization of hardware and software associated with an internally developed club management system placed in service in 1995 and written off in 1996. Depreciation and amortization at mature facilities decreased from $9.1 million for the 12 weeks ended September 6, 1995 to $8.6 million for the 12 weeks ended September 4, 1996 or 5.5%.

36  WEEKS ENDED SEPTEMBER 4, 1996 COMPARED TO 36 WEEKS ENDED SEPTEMBER 6, 1995

     Operating revenues increased 2.0% to $509.5 million for the 36 weeks ended September 4, 1996 from $499.7 million for the 36 weeks ended September 6, 1995. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $431.2 million to $443.6 million, an increase of 2.9%. Revenues from properties added, net of revenues lost from properties divested, in 1996 and 1995 represent an increase of $2.2 million. Sales of land held for resale in Colorado decreased $10.1 million for the 36 weeks ended September 4, 1996 offset by an increase in real estate sales in South Carolina and Ohio.

     Operating revenues from mature private club properties increased only 1.3% from $308.5 million in 1995 to $312.6 million for the 36 weeks ended September 4, 1996 due to adverse membership trends in 1995 and 1994 resulting principally from limitations on the deductibility of dues and business meals and entertainment expenses included in 1993 tax legislation which affected usage revenues offset by inflationary price increases. Mature private clubs membership dues increased 2.2% to $151.1 million in 1996 from $147.9 million in 1995, primarily due to inflationary price increases. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) increased 1.5% to $158.9 million in 1996 from $156.6 million for the 36 weeks ended September 6, 1995.

     Operating revenues from golf clubs grew 11.2% from $16.1 million in 1995 to $17.9 million in 1996 resulting from acquisitions in 1996 and 1995 and the opening of the clubhouse at one mature property. Mature golf clubs' operating revenues increased 5.7% to $16.7 million from $15.8 million in 1995, reflecting an increase of 4.8% in rounds played offset by a decrease of 1.4% in revenue per round.

     Resort operating revenues increased 7.4% from $95.1 million to $102.1 million. Operating revenues from mature owned resorts increased from $88.3 million in 1995 to $95.2 million in 1996, an increase of 7.8%, reflecting an increase of 7.2% in the average daily revenue per available room and an increase of 10.9% in the average daily room rate per occupied room slightly offset by a decrease of 1.9% in occupancy rates. Also, one resort hosted a large group function and one resort opened a new course and generated related income.

     Realty revenues decreased from $20.2 million to $16.0 million, or 20.8%, due to decreased real estate sales of land held for resale in Colorado partially offset by an increase in real estate sales in South Carolina and Ohio.

     Golf and other recreation income increased 11.7% to $112.5 million from $100.7 million primarily due to acquisitions in 1996 and 1995 and the opening of new golf courses at certain mature properties.

     Other operating revenues decreased 16.6% from $46.4 million for the 36 weeks ended September 6, 1995 to $38.7 million in 1996, due to decreased real estate sales of land held for resale in Colorado of $10.1 million offset by an increase in real estate sales in South Carolina and Ohio.

     Interest expense, net increased 16.9% to $15.2 million for the 36 weeks ended September 4, 1996 from $13.0 million for the 36 weeks ended September 6, 1995, reflecting higher leveraged acquisition and development activity. Interest expense related to properties added in 1996 and 1995 and developing properties was $1.5 million. Mature properties' interest expense increased from $12.5 million to $13.1 million, a 4.8% increase.

SEASONALITY

     The Consolidated Financial Statements of the Company are presented on a calendar year basis. The subsidiaries of the hospitality group operate primarily on a 52/53 week fiscal year. The first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks. The timing of fiscal quarter ends, seasonal weather conditions and other short-term variations cause financial performance to vary by quarter. The Company has historically generated a disproportionate amount of its operating revenue in the second, third and fourth quarters of each year. Acquisitions, divestitures and other material transactions of the hospitality segment occurring between fiscal quarter end and calendar quarter end are included in the Company's
Consolidated Financial Statements. The timing of new operating properties purchases or leases, divestitures of operating properties, and investment gains and losses also cause the Company's results of operations to vary significantly from quarter to quarter.

INFLATION

     The Company has not experienced a significant overall impact from inflation. As operating expenses increase, the Company, to the extent the value of services rendered to members is not adversely impacted, recovers increased costs by increasing prices.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company finances its operations and capital expenditures primarily through cash flows from operations, membership deposits and long-term debt. Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 4.4% to 6.1% of operating revenues during the last three years. The Company distinguishes capital expenditures made to refurbish and replace existing property and equipment (i.e., capital replacements) from other discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities.

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

     The  Company  relies  on  its  low  leverage  position and maintenance of positive relationships with existing and potential lenders to arrange financing as needed for general corporate purposes or for specific projects. Consequently, the Company maintained no committed lines of credit at September 30, 1996. At September 30, 1996, certain hospitality subsidiaries of the Company were not in compliance with outstanding loan agreements relating to long-term debt totaling $6.8 million. Such noncompliance relates to financial ratio covenants and not to payments due under the terms of such agreements.

     The provisions of certain subsidiary lending and other agreements limit the amount of dividends that may be paid to the parent. At September 30, 1996, cash balances of $8.4 million were not available for dividends by subsidiaries due to those restrictions.

     At September 30, 1996, the Company's subsidiaries maintained $15.8 million of unused letters of credit primarily to guarantee payment of potential insurance claims paid under workers' compensation and general liability programs and to guarantee the payment of development costs of residential lots for resale in Colorado. Commitments to fund future capital expenditures were not material as of September 30, 1996.

     All  of  the  assets  of  the ClubCorp Stock Investment Plan ("Plan") are invested in shares of ClubCorp's common stock, $.01 par value per share ("Common Stock"), except for temporary investments of cash pending investment in Common Stock. All distributions from the Plan are made in cash. As a means of providing liquidity to the trustees of the Plan to meet their fiduciary obligations to distribute cash to participants requesting withdrawals, ClubCorp has provided the trustees the right ("Redemption Right") to cause the Company to redeem Common Stock, held in trust on behalf of the
Plan,  at  the  most  recent  appraised  price  as  necessary  to meet certain
requirements.    Withdrawals  by  participants  and  terminations  by  and/or resignations from the Company of participants in excess of anticipated levels could give rise to the exercise of withdrawal rights in substantial amounts and place significant demands on the liquidity of the Company. In such an event, the resources available to meet business expansion or other working capital needs could be adversely affected. As of September 30, 1996, the value of the Redemption Right was $39.9 million. The most recent appraised price of the Common Stock is $11.12 as of September 30, 1996. The aggregate market value of the Common Stock at September 30, 1996 is $950.5 million. The Redemption Right has never been exercised by the Plan, although the Company from time to time has repurchased Common Stock into treasury from certain stockholders. The Company does not believe that the Redemption Right will be exercised to any material extent by the Plan to meet any of its fiduciary obligations.

FACTORS  THAT  MAY  AFFECT  FUTURE  OPERATING  RESULTS

     Several legislative proposals have been enacted into law which could increase the Company's direct operating costs. The first proposal increased the minimum wage to $4.75 per hour on October 1, 1996 with a second increase in the minimum wage to $5.15 per hour occurring on September 1, 1997. Management estimates that there will not be a significant increase in direct operating costs for this new law. Benefits legislation may impact the cost of health coverage, in particular regarding coverage of pre-existing conditions. Benefit mandates will have no significant financial impact to the Company in 1996 or 1997; however, management has not yet determined the financial impact for 1998 when most requirements become effective.

     Over the last three years, attrition rates among members of the Company's mature clubs have ranged from approximately 17.5% to 22.4%. In certain areas, the Company has experienced decreased levels of usage of its private clubs, golf clubs, and public golf facilities. Membership enrollment and attrition at mature clubs for the 36 weeks ended September 4, 1996 were 17.5%. During 1993, President Clinton signed into law certain amendments to the Internal Revenue Code that had an adverse effect on the Company's hospitality business from 1993 to 1995. During these three years, the net enrollment rate for mature clubs decreased from 1.4% to (3.7%). Net enrollment rates have been positive or flat during 1996. In response to these trends, the Company continues to focus its efforts on membership enrollment programs and quality service to reduce attrition as its top priorities for 1996 and 1997. For the last several years, the Company has focused on efforts to retain existing members, attract new members and increase club usage through various programs and membership activities, including increasing member participation by implementing member survey suggestions and increasing the involvement of member boards of governors in planning day-to-day activities. It is uncertain how trends in membership and club usage will develop in the future, or whether any of the Company's efforts in this area will be successful.

     As of November 13, 1996, the Company was negotiating the acquisition of, or had reached preliminary agreements to acquire, two properties and to build two properties. The Company is considering several ownership structures for the properties to be built including lease arrangements, sole ownership, and partial ownership (including joint venture interests). The consummation of the acquisition and construction of these properties is expected to require approximately $6.0 to $9.0 million in capital expenditures, to be funded primarily with cash flows from operations and external bridge financing of Club Corporation of America ("CCA"). The bridge financing arrangement is a "guidance line", styled as a promissory note, with a bank and is due on a short-term basis up to a maximum of $75.0 million. Borrowings are generally renewed as they become due; therefore, CCA does not expect to be required to repay the outstanding borrowings within the next 12 months. As of September 30, 1996 and November 13, 1996, $73.3 million was outstanding under this financing arrangement. Due to its short-term nature, the amount outstanding, excluding letters of credit and loan guarantees, at September 30, 1996 is considered current for financial reporting purposes. Additional credit arrangements could be made if considered necessary. The eventual outcome of the acquisition negotiations cannot be accurately predicted at this time.

     The Company has acquired 57 properties since January 1, 1991 through purchase, lease agreement or joint venture arrangements. Actual returns from these properties have been significantly less than projected returns. The success of each property depends on different factors; however, some of the more common risk factors include a high dependency on real estate sales for new membership growth, slower progress than anticipated in repositioning properties and slower than anticipated turnarounds of prior operating deficits. Additional purchase consideration was paid for premier properties, strategically positioned properties, and properties in markets with significant barriers to entry reflecting both the tangible and intangible value of the property. The Company has also experienced greater than expected development costs at three properties built and opened since January 1, 1991. Under-performing and cash flow deficit properties recently acquired are being carefully analyzed by executive management to determine an optimum business plan allowing for the highest possible return to the Company. The Company continually seeks to improve financial performance of existing facilities and divest properties when management determines that properties will be unable to provide a positive contribution to profitability. The Company is currently evaluating several of its properties for ownership and/or financial restructure or divestiture which could, depending on the outcome of restructure or divestiture negotiations, limit its short-term ability to grow revenues and cash flows at historical levels. Executive management believes that its focus on, and investment in, training and development at the property manager level could improve performance in the future. Executive management has developed a risk and reward-based screening model to evaluate specific risk and reward factors against projected yields for all proposed acquisitions and certain other significant capital investments of the Company. In addition, the Company has implemented a "team approach" to acquisitions including all facets of operations, development, and regional support teams to improve the transition of ownership.

DISCONTINUED  OPERATIONS

     In the first quarter of 1996, the Board of Directors of Franklin Federal Bancorp, a Federal Savings Bank ("Franklin") passed a resolution to solicit offers to sell the financial services segment. On August 7, 1996, Franklin entered into an agreement in which Norwest Corporation will purchase certain assets and assume certain liabilities of Franklin. The sale is pending regulatory approval and, although no assurances can be given, management anticipates that the required approvals will be received prior to the contract termination date of March 31, 1997. As the Company has committed to dispose of its financial services segment, the segment is presented as discontinued operations.

     Franklin's assets decreased from $917.1 million at December 31, 1995 to $590.6 million at September 30, 1996. The decline in assets is the result of maturity proceeds received on mortgage-backed securities and sales of these securities.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     INTEREST INCOME. Total interest income amounted to $11.7 million for the three months ended September 30, 1996, a $7.5 million or 39.1% decline from the comparable period in 1995. While the yield on all earning assets increased from 7.2% for the three months ended September 30, 1995 to 8.0% for the same period in 1996, the average outstanding balance of earnings assets decreased 44.6% from $1,061.5 million for the third quarter of 1995 to $587.8 million for the comparable period in 1996. The decline in average balance is primarily attributable to a $438.6 million decrease in mortgage-backed securities and a decrease in covered assets of $48.3 million. The decrease in mortgage-backed securities resulted from repayments of principal and the sale of a significant portion of the bond portfolio. The decrease in covered assets resulted from the termination of an assistance agreement between Franklin, First Federal Financial Corporation ("FFFC"), Club Corporation International and The Federal Savings and Loan Insurance Corporation ("Assistance Agreement") in the fourth quarter of 1995. The increase in yield for the period was due to the sale of lower yielding fixed-rate mortgage-backed securities in the fourth quarter of 1995 and the second and third quarters of 1996.

     INTEREST EXPENSE. Total interest expense amounted to $5.7 million for the three months ended September 30, 1996, a $9.2 million or 61.7% decline from the comparable period in 1995. The total cost of funds for interest-bearing liabilities decreased from 6.2% in September 1995 to 4.5% in September 1996, while the average outstanding balance of interest-bearing liabilities decreased 47.0% from $963.5 million in 1995 to $510.2 million in 1996. The decline in average balance is primarily attributable to the early retirement of $87.7 million in Federal Home Loan Bank ("FHLB") advances in the fourth quarter of 1995, $165.4 million in the second quarter of 1996 and $100.0 million in the third quarter of 1996. In addition, average deposits for the third quarter of 1996 decreased $21.5 million from $505.0 million to $483.5 million for the comparable period in 1996. The decrease in the cost of interest-bearing liabilities is attributable largely to the decrease in FHLB borrowings which changed the total mix of interest-bearing liabilities as well as generally declining interest rates.

     PROVISION FOR LOAN LOSSES. The provision for loan losses of $0.8 million for the three months ended September 30, 1996 increased $0.6 million from the comparable period in 1995. The increase in the third quarter of 1996 can be attributed to an increase of approximately $3.0 million in classified assets.

     NON-INTEREST INCOME. Non-interest income amounted to $1.7 million for the three months ended September 30, 1996, an increase of $0.5 million or 41.7% from the comparable period in 1995. This increase is primarily due to gains recognized in the third quarter of 1996 on the sale of fixed-rate mortgage-backed securities and U.S. Treasury Bills totaling $0.6 million. The gains on the mortgage-backed securities resulted from market improvement subsequent to the permanent impairment valuation established on those securities in June of 1996.

     NON-INTEREST EXPENSE. Non-interest expense amounted to $9.2 million for the three months ended September 30, 1996, an increase of $4.3 million or 87.8% from the comparable period in 1995. This increase is attributable to a special one time recapitalization assessment of the Savings Association Insurance Fund ("SAIF"), the federal deposit insurance fund which insures Franklin's deposits, estimated at $4.5 million, which was recognized in September 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     INTEREST INCOME. Total interest income amounted to $43.2 million for the nine months ended September 30, 1996, a $15.2 million or 26.0% decline from the comparable period in 1995. While the yield on all earning assets increased from 7.2% for the nine months ended September 30, 1995 to 7.6% for the same period in 1996, the average outstanding balance of earnings assets decreased 29.8% from $1,084.7 million for the first nine months of 1995 to $761.2 million for the comparable period in 1996. The decline in average balance is primarily attributable to a $295.7 million decrease in mortgage-backed securities and a decrease in covered assets of $55.2 million. The decrease in mortgage-backed securities resulted from repayments of principal and the sale of a significant portion of the bond portfolio. The decrease in covered assets resulted from the termination of the Assistance Agreement in the fourth quarter of 1995. The increase in yield for the period was due to generally higher interest rates on adjustable-rate assets and to the sale of lower yielding fixed-rate mortgage-backed securities in the fourth quarter of 1995, and the second and third quarters of 1996, combined with the disposition of lower yielding covered assets in the fourth quarter of 1995.

     INTEREST EXPENSE. Total interest expense amounted to $27.9 million for the nine months ended September 30, 1996, a $16.3 million or 36.9% decline from the comparable period in 1995. The cost of interest-bearing liabilities decreased by 51 basis points for the nine months ended September 30, 1996 over the same period in 1995, while the average outstanding balance of interest-bearing liabilities decreased 31.0% from $994.1 million for the first nine months of 1995 to $685.6 million for the comparable period in 1996. The decline in average balance is primarily attributable to the early retirement of $87.7 million in FHLB advances in the fourth quarter of 1995, $165.4 million in the second quarter of 1996 and $100.0 million in the third quarter of 1996. The total cost of funds for interest-bearing liabilities decreased 51 basis points from 5.9% in September 1995 to 5.4% in September 1996. The decrease in the cost of interest-bearing liabilities is attributable largely to the decrease in FHLB borrowings which changed the total mix of interest-bearing liabilities.

     PROVISION  FOR  LOAN  LOSSES.    Total  provision  for  loan losses as of
September 30, 1996 was $0.6 million, $0.4 million or 40% less than the comparable period in 1995. This was due in part to a credit of $0.3 million to the provision for loan losses in June 1996 resulting from the annual revision of credit loss experience factors and a reduction in problem asset levels.

     NON-INTEREST INCOME. Non-interest income (loss) amounted to ($18.0) million for the nine months ended September 30, 1996, a decrease of $25.2 million or 350.0% from the comparable period in 1995. This decrease is primarily due to losses recognized on the sale of fixed-rate mortgage-backed securities and permanent impairment valuations of the remaining fixed-rate mortgage-backed security portfolio totaling $21.5 million. In addition, gains totaling $3.9 million were recognized in the second quarter of 1995 on the sale of Franklin's Mission, McAllen and Lockhart branches.

     NON-INTEREST EXPENSE. Non-interest expense amounted to $22.4 million for the nine months ended September 30, 1996, an increase of $7.0 million or 45.5% from the comparable period in 1995. This increase is primarily attributable to FHLB prepayment penalties and accelerated commitment fees totaling $4.4 million associated with the prepayments of the FHLB advances along with a special one time SAIF recapitalization assessment estimated at $4.5 million which was recognized in September 1996.

CAPITAL  RESOURCES  AND  LIQUIDITY

     On September 29, 1995, Franklin was advised by the Office of Thrift Supervision ("OTS") that it had been deemed "well capitalized" under existing regulations and its capital plan was terminated.

     Franklin's assets have declined from $917.1 million at December 31, 1995 to $590.6 million at September 30, 1996. The recent decline in assets is the result of maturity proceeds received on mortgage-backed securities and sales of these securities. Since December 31, 1995, the investment portfolio has declined approximately $316.0 million. Franklin's regulatory capital at September 30, 1996 exceeded all three regulatory capital requirements. Tangible and core capital ratios were 7.67% and 7.67% respectively, compared to respective requirements of 1.5% and 4.0%. Total regulatory capital to risk-adjusted assets ratio was 11.8% compared to the requirement of 8.0%. Although Franklin meets all regulatory capital requirements at September 30, 1996, such compliance was achieved primarily through asset reduction rather than through the retention of earnings. In the second quarter of 1996, Franklin's Board of Directors made a decision to sell the fixed-rate mortgage-backed securities and use those funds to prepay the FHLB advances. The pending sale of Franklin impacted the decision to liquidate the fixed-rate mortgage-backed securities. Other considerations were the Board's commitment to improve interest rate risk and the possibility of rising interest rates which could adversely affect the investment portfolio's market value in the future.

     Franklin is required by the OTS to maintain average daily balances of liquid assets and short-term liquid assets (as defined) in amounts equal to 5.0% and 1.0% respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for
withdrawals  and  repayment  of  short-term  borrowings.    The  liquidity
requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. Franklin generally maintains a liquidity ratio of between 5.0% and 6.0%. Franklin's average monthly liquidity  ratio  for  the  month  ended  September  30,  1996  was  5.1%.

     Historically, Franklin's primary sources of funds consist of savings deposits and time deposits bearing market rates of interest, FHLB advances, and principal payments on mortgage-backed securities. Franklin uses its funding sources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay FHLB advances, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. At September 30, 1996, Franklin had binding commitments to originate or purchase loans totaling $4.8 million and had $26.0 million of undisbursed loans in process. Scheduled maturities of certificates of deposit during the 12 months following September 30, 1996 total $196.4 million. Management believes that Franklin has adequate resources to fund all its commitments.

FACTORS  THAT  MAY  AFFECT  FUTURE  OPERATING  RESULTS

     On August 7, 1996, Franklin entered into an agreement in which Norwest Corporation will purchase certain assets and assume certain liabilities of Franklin. The sale is pending regulatory approval and, although no assurances can be given, management anticipates that the required approvals will be received prior to the contract termination date of March 31, 1997. The sales price is defined as $45.5 million plus the net assets of Franklin to be acquired, which Franklin guarantees to be no less than $40.0 million, as of the approval date. Sales proceeds of $4.0 million will be escrowed representing the maximum contractual obligation of Franklin arising from any claims which could be asserted by Norwest Corporation against Franklin based on the representations, warranties, and covenants provided in the agreement. As the contingency periods expire, within one year of the closing date, Franklin will receive the remaining balance of the escrowed funds. Due to the contingencies involved, management cannot determine the ultimate amount of the gain to be recognized; however, the Company's estimated net gain on this transaction, net of taxes and minority interest, is expected to be within a range of $18.0 to $27.0 million.

     In conjunction with the pending sale, a decision was made to sell the fixed-rate mortgage-backed securities and prepay the FHLB advances. As of September 30, 1996, $278.9 million in fixed-rate mortgage-backed securities had been sold or called. As of September 30, 1996, losses recognized on the sale of fixed-rate mortgage-backed securities and permanent impairment valuations totaled $21.5 million. The proceeds on the sale of these investments allowed Franklin to prepay the FHLB advances as of September 30, 1996, resulting in prepayment penalties totaling $3.2 million and accelerated commitment fees totaling $0.2 million. Based on the losses incurred in September 1996, Franklin recorded $8.0 million in FSLIC/RF tax benefits (or net operating loss carryforwards). Management believes that it will realize this benefit.

     On September 30, 1996, President Clinton signed Omnibus Appropriations legislation providing for a one time assessment on all SAIF-insured deposits of 65.7 cents per $100 of domestic deposits held as of March 31, 1995. This one time assessment is intended to recapitalize the SAIF to the required level of 1.25% of insured deposits, and is due within 60 days of the first month following enactment. Preliminary estimates of the assessment indicate a pre-tax charge of approximately $4.5 million which is included in Franklin's net loss as of September 30, 1996.

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

     Franklin is party to financial instruments with off-balance sheet risk and risk of credit loss in the normal course of business primarily in the form of commitments to extend additional credit of approximately $72.4 million at September 30, 1996. These credit risks are controlled through credit approvals, limits, collateral requirements and various monitoring procedures.

                         PART II.  OTHER INFORMATION



Item  1.    Legal  Proceedings
          Refer to Note 5 to Condensed Notes to Consolidated Financial Statements at page 7.

Item  2.    Changes  in  Securities
          Not  applicable

Item  3.    Defaults  upon  Senior  Securities
          Refer to Note 4 to Condensed Notes to Consolidated Financial Statements at page 7.

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders
          Not  applicable

Item  5.    Other  Information
          Not  applicable

Item  6.    Exhibits  and  Reports  on  Form  8-K
           (a) Exhibits
               15.1  -  Letter  from KPMG Peat Marwick LLP regarding
                        unaudited  interim  financial  statements.

           (b) Reports  on  Form  8-K
               The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CLUB CORPORATION INTERNATIONAL





Date :  November 13, 1996  By:  /s/ John H. Gray
                                -------------------------------
                                John H. Gray
                                Executive Vice President and
                                Chief Administrative Officer
                                (chief accounting officer)
