Form 10-K
period 1996-12-31
CLUB CORP INTERNATIONAL
filed 1997-03-27
CIK 929455

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                              __________________

[  X  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
            For the transition period from __________ to _________

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

      Registrant's telephone number, including area code: (972) 243-6191
       Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.  Yes            X    No.
                                                              ---------

     Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment  to  this  Form  10-K.  [        ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at December 31, 1996 (the most recent date on which an appraisal was performed), based on the most recent appraised price of the Registrant's Common Stock, was $47,623,498.

     The number of shares of the Registrant's Common Stock outstanding as of February 28, 1997 was 85,393,241.

                               TABLE OF CONTENTS





         PART I

Item 1   Business                                                                3
Item 2   Properties                                                             11
Item 3   Legal Proceedings                                                      12
Item 4   Submission of Matters to a Vote of Security Holders                    13

         PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters  14
Item 6   Selected Financial Data                                                15
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              16
Item 8   Financial Statements and Supplementary Data                            29
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                              29

         PART III

Item 10  Directors and Executive Officers of the Registrant                     30
Item 11  Executive Compensation                                                 32
Item 12  Security Ownership of Certain Beneficial Owners and Management         36
Item 13  Certain Relationships and Related Transactions                         38

         PART IV

Item 14  Exhibits, Financial Statement Schedule, and Reports on Form 8-K        39

PART  I

ITEM  1.  BUSINESS

GENERAL

     Club Corporation International ("ClubCorp" or the "Company") is a holding company incorporated under the laws of the State of Nevada that, through its subsidiaries, has operated in two distinct business segments, hospitality and financial services. The hospitality segment involves the operation of private clubs (including city, city/athletic, athletic and country clubs), resorts, golf clubs, and public golf facilities through sole ownership, partial ownership (including joint venture interests) and management agreements. The Company's primary sources of revenue in its hospitality segment include membership dues and fees, food and beverage sales, revenues from golf operations, and lodging facilities. The Company also receives management fees with respect to facilities that it manages for third parties. See "Hospitality Operations-Management Services".

     Historically, the Company has operated in the financial services segment through Franklin Federal Bancorp, a Federal Savings Bank ("Franklin"). On February 16, 1996, the Board of Directors of Franklin, passed a resolution to solicit offers to sell the financial services segment. On August 7, 1996, Franklin entered into an agreement to sell certain assets and transfer certain liabilities of Franklin to Norwest Corporation pending regulatory approval. The sale was consummated on January 2, 1997 for $90.0 million; therefore, this segment is presented as discontinued operations in the accompanying Consolidated Financial Statements. Sales proceeds of $4.0 million were escrowed representing the maximum contractual obligation of Franklin arising from any claims which could be asserted by Norwest Corporation against Franklin based on the representations, warranties, and covenants provided in the agreement. As the contingency periods expire, within one year of the closing date, Franklin will receive the remaining balance of the escrowed funds. Due to the contingencies involved, management cannot determine the ultimate amount of the gain to be recognized; however, the Company's estimated net gain on this transaction, net of taxes and minority interest, is expected to be approximately $23.0 million.

     The predecessor corporation to ClubCorp was organized in 1957 under the name Country Clubs, Inc. All references herein to ClubCorp shall also include Country Clubs, Inc. and its successor corporations. For purposes of this document, references to the "Company" include ClubCorp's various subsidiaries. However, each of ClubCorp and its subsidiaries is careful to maintain its separate legal existence, and general references to the Company should not be interpreted in any way to reduce the legal distinctions between the subsidiaries or between ClubCorp and its subsidiaries.

STOCK  INVESTMENT  PLAN

     The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, pursuant to Section 15(d) thereof, because the Company has filed a registration statement on Form S-1, which became effective October 24, 1994 pursuant to the Securities Act of 1933 (the "Registration Statement"). The Registration Statement registered participation interests in the ClubCorp Stock Investment Plan (the "Plan"), which became effective on January 1, 1993, and the Company's common stock, $.01 par value per share (the "Common Stock"), to be sold to the Plan. Employees eligible to participate in the Plan may invest in participation interests in the Common Stock through payroll deductions of 1% to 6% of their pre-tax compensation, subject to certain limitations. Prior to July 1, 1995, eligible employees invested through payroll deductions of 1% to 6% of their after-tax compensation, subject to certain limitations. The Company contributes an amount on such employee's behalf of at least 20% and up to an additional 30%, for a maximum potential total of 50%, of the eligible employee's contributions to the Plan, and Company contributions vest over time. Any contributions by the Company over the 20% minimum are within the discretion of the Board of Directors of ClubCorp, and are based on improvement in the value of the Common Stock during the 12-month period ending on September 30 of each year in accordance with a schedule approved by the Board of Directors, which is subject to change.

     All contributions to the Plan are invested in Common Stock (except for contributions temporarily invested pending investment in Common Stock). The Plan purchases Common Stock from ClubCorp and certain of its stockholders at fair market value, which is determined quarterly by the Company using a formula based on certain financial measures (the "Formula Price") and confirmed as within the range of fair market value by Houlihan, Lokey, Howard and Zukin, an independent financial advisory firm (the "Financial Advisor"). See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters". Because the Plan invests primarily in Common Stock, the value of each eligible employee's participation interests in the Plan depends on the value of the Common Stock from time to time, which in turn is dependent on the financial success of the Company. No employee participating in the Plan, however, has any right to vote the Common Stock or to receive a distribution of Common Stock from the Plan.

HOSPITALITY  OPERATIONS

Background  and  Philosophy
---------------------------

     Robert H. Dedman, Sr. founded the Company in 1957 under the name Country Clubs, Inc. to develop Brookhaven Country Club in the north Dallas area. During the succeeding 15 years, the Company expanded its country club operations and began to develop city, city/athletic and athletic clubs. In the early 1980s, the Company further expanded its operations by entering the resort industry, and in 1986 the Company began operating public golf facilities.

     The Company conducts its business through various subsidiaries of ClubCorp, including the following:

     - Club Corporation of America ("CCA"), which conducts the Company's private club, golf club, and public golf operations; and

     - Club Resorts Holding, Inc. ("Club Resorts"), which conducts the Company's resort operations.

     Mr. Dedman founded the Company based upon his belief that an opportunity existed for any company that could provide quality services and professional management to private clubs. Management believes that the Company's opportunities have grown as a result of a general trend in the private club industry toward professionally managed clubs and that this trend will continue in the future.

     In directing the Company's growth since its formation, Mr. Dedman has emphasized quality service and facilities, endeavoring to exceed the expectations of the Company's members and guests. Senior management believes that the Company's success depends greatly upon the motivation, training and experience of its employees. See "-Employees".

     From the beginning of the Company, Mr. Dedman focused on assembling an experienced management team to lead the Company. ClubCorp's 13 executive officers possess an average of 21 years of experience with the Company. The Company has also attempted to attract and retain qualified, dedicated managers for its clubs, resorts, golf clubs, and public golf facilities, and these managers possess an average of eight years of experience with the Company. The Company provides an extensive, proprietary system of in-house training and education for all of its employees that is designed to improve the quality of services provided to members and guests.

     The Company's commitment to value is also reflected in its policy of monitoring satisfaction levels through frequent surveys of members and guests. In addition, employees are regularly surveyed to help management develop appropriate training and education programs, increase job satisfaction levels and improve the quality of service.


Nature  of  Operations
----------------------

     The Company operates private clubs, resorts, golf clubs, and public golf facilities through sole ownership, partial ownership and management agreements. In addition, the Company performs various corporate services internally and for third parties and sells real estate. See "-Corporate Services and Other". With respect to its wholly owned operations, in some cases the Company owns the real property where the club, resort, golf club, or public golf facility is operated, and in other cases the Company leases the real property from third parties.

     The Company operated 227 private club, resort, golf club, and public golf facilities at December 31, 1996, serving approximately 240,000 members. Management believes that the Company's existing club, resort and other property locations, and its base of club members, represent a significant value to the Company. For example, certain of the Company's country clubs that were developed many years ago are now located in highly populated areas where development of a new facility would be prohibitively expensive.

     The Company's primary sources of revenue include membership dues and fees, food and beverage sales, revenues from golf operations, and lodging facilities. The Company also receives management fees with respect to facilities that it manages for third parties.
     The Company receives membership deposits that constitute an important source of cash flows for developing new clubs and expanding or improving existing clubs. Upon joining a private club operated by the Company, new members are required to pay a membership deposit, which is generally refundable after 30 years. Membership deposits are included in cash flows and are accounted for as obligations of the Company.

     The success of the Company's private clubs and golf clubs business is dependent on the Company's ability to attract new members, retain existing members and maintain or increase levels of club usage. For a tabular presentation of certain statistical information relating to memberships in the Company's private clubs, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-General-Regional Information; Other Operating Information". The success of the Company's resorts, golf clubs, and public golf operations is also dependent on levels of usage by the Company's guests and customers. For a tabular presentation of certain statistical information relating to the Company's resorts and public golf operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-General-Regional Information; Other Operating Information". Although the Company devotes a large amount of resources to promote its facilities and services, many of the factors affecting club membership and usage are beyond the control of the Company. Local and federal government laws, including income tax regulations applicable to the Company and its club members and guests, can adversely influence membership activity. See "-Government Regulation". Changes in consumer tastes and preferences, local, regional and national economic conditions, including levels of disposable income, weather, and demographic trends can also have an adverse impact on club membership and usage. See Item 7, "Management's
Discussion and Analysis of Financial Condition and Results of Operations-Seasonality".

Private  Clubs
--------------

     The Company's private clubs generally fall into one of four categories: city, athletic, country and city/athletic clubs. The Company's private city, city/athletic and athletic clubs are primarily located in city business centers or in downtown areas.

     City clubs typically include dining rooms and lounge areas and meeting and board room facilities. Some of the notable city clubs operated by the Company include The Metropolitan Club in Chicago, Illinois, The Columbia Tower Club in Seattle, Washington, The Tower Club in Dallas, Texas and The City Club of San Francisco in California.

     The Company's athletic clubs generally include a combination of the following facilities: racquetball and squash courts, jogging tracks, exercise areas, weight machines, aerobic studios, swimming pools, saunas and whirlpools, eating facilities and, occasionally, tennis and basketball courts. Some of the notable athletic clubs operated by the Company include The
Athletic and Swim Club at Equitable Center in New York and The San Francisco Tennis Club in California.

     The country clubs operated by the Company span a broad range of size, price, prestige and facilities. Generally, the Company's country clubs include a combination of one or more of the following facilities: dining rooms and lounge areas, meeting and board room facilities, grills and ballrooms, golf, tennis, swimming and fitness facilities and pro shops. Some of the notable country clubs operated by the Company include Gleneagles Country Club in Dallas, Texas, Kingwood Country Club in Houston, Texas, Mission Hills Country Club and Indian Wells Country Club in Palm Springs, California, and Firestone Country Club in Akron, Ohio.

     The Company's city/athletic clubs combine various facilities offered by its city clubs and athletic clubs, described above. Some of the notable city/athletic clubs operated by the Company include The Rivers Club in Pittsburgh, Pennsylvania and The University Club in Houston, Texas.

     The private club industry is highly competitive, but management believes that the Company's size and substantial experience allow it to compete effectively. The Company's private clubs compete primarily on the basis of featured facilities, memberships, quality and comprehensiveness of services, management experience, geographic breadth and financial resources. The number and quality of private clubs and other facilities with similar types of recreation in a particular area could have a material effect on the revenue of a private club. In addition, revenue will be affected by a number of factors, including the demand for golf and the availability of other forms of recreation.

Golf  Clubs
-----------

     The Company's golf clubs generally include a combination of the following facilities: golf courses, driving ranges, and food and beverage concessions. Generally, these clubs offer both private and public play. Some of the notable golf clubs operated by the Company include Timarron Golf Club and Oakmont Golf Club, both located in Dallas, Texas.

     The private and public golf industries are highly fragmented. The Company competes with a number of regional and national golf management companies. With the rising popularity of golf, the Company expects the number of competitors in the industry to increase over the next few years. The Company's golf clubs compete on the basis of price, quality and comprehensiveness of service, memberships, management experience, geographic breadth, featured facilities and financial strength. The Company believes that its substantial experience in operating golf facilities will enable it to compete effectively in this area.

Public  Golf
------------

     The Company's public golf facilities generally include a combination of the following facilities: golf courses, driving ranges, and food and beverage concessions. Some of the public golf courses operated by the Company include Kingwood Cove and Clear Lake in Houston, Texas, and Plantation Resort in Dallas, Texas.

     The public golf industry is highly fragmented. The Company competes with a number of regional and national golf management companies. With the rising popularity of golf, the Company expects the number of competitors in this industry to increase over the next few years. The Company's public golf operations compete on the basis of price, quality and comprehensiveness of service, management experience, featured facilities and financial strength. The Company believes that its substantial experience in operating golf facilities at private country clubs will enable it to compete effectively in the public golf market.

Resorts
-------

     The Company's resorts typically offer lodging facilities, dining and lounge areas, meeting rooms and golf, tennis and other recreational activities associated with resorts. The Company seeks to create and maintain a significant golf component at its resorts. In some cases, memberships in a resort's country club facilities are offered primarily to those living in the surrounding community. Some of the notable resorts operated by the Company include the Pinehurst Resort and Country Club in North Carolina, the Homestead Resort in Virginia and the Barton Creek Country Club and Conference Resort in Texas.

     The resort industry is highly competitive, and the Company competes with numerous hotel and resort companies engaged in the lodging, travel and resort businesses, some of which have substantially greater financial and other resources than the Company. The principal competitive factors in the resort industry include featured facilities, quality of services, geographic breadth and financial resources. The Company believes that its substantial experience in providing quality services to both members and guests allow it to compete effectively in the resort industry.

Management  Services
--------------------

     In addition to operations that are solely or partially owned by the Company, the Company provides professional management and consulting services to third parties who own private clubs, resorts, golf clubs, and public golf facilities. Fees for the Company's management and consulting services accounted for $8.2 million of operating revenues (1.1% of the Company's total operating revenues) during 1996, $10.3 million of operating revenues (1.4% of the Company's total operating revenues) during 1995 and $9.2 million of operating revenues (1.4% of the Company's total operating revenues) during 1994. In calculating revenues from management and consulting services, the Company includes only the fees received by the Company for such services and does not include revenues of the facilities under management.

     For its services, the Company generally receives a monthly base management fee, as well as one or more performance-related fees based upon such factors as the facility's net operating income or operating cash flows, gross receipts, membership sales or new member deposits. Generally, the owner is responsible for all operating and other expenses.

     Other terms of the Company's management agreements vary depending on the nature and extent of the services provided. Management agreements generally provide for an initial term of two to four years, with renewal options for successive one to five year terms. In addition, most of the management agreements may be terminated without cause upon advance written notice, provided the terminating party pays a specified termination fee. The agreements may be terminated for cause upon the occurrence of certain events, including nonperformance of the obligations specified under such management agreements.

Corporate  Services  and  Other
-------------------------------

     Additional subsidiaries of ClubCorp provide operating and support services within the organization and to third parties. These subsidiaries include:

     - Associate Clubs International, Inc., which is responsible for the Company's Associate Clubs Program, a program that provides club members with access to other clubs operated by the Company;

     - ClubCorp Realty, which conducts real estate development and sales operations and offers real estate marketing and brokerage services, zoning, subdivision and platting services and other real estate consulting services;

     - Associate Clubs Publications Inc., which publishes the Company's Private Clubs magazine;

     - ClubCorp Financial Management Company, which provides primarily accounting and data processing services related to facility management; and

     - ClubCorp Facilities Group, Inc., which negotiates and supervises national purchasing contracts for the Company's clubs, resorts, golf clubs, and public golf facilities and provides architecture, design and construction management services.

     During 1996, 1995 and 1994, these corporate services generated approximately $37.4 million, $31.7 million and $14.6 million, respectively, in operating revenues for the Company.

Expansion  and  Development
---------------------------

     The Company is pursuing a strategy to increase the number of private clubs, resorts, golf clubs and public golf facilities that it operates both domestically and internationally. The Company evaluates specific growth opportunities based upon existing market conditions and economic factors, and intends to pursue opportunities that it perceives to be favorable as they arise in all areas of its hospitality business.

     The success of the Company's growth strategy will depend upon the availability of suitable properties on acceptable terms, the availability of adequate financing and other factors beyond the Company's control. The Company has a permanent staff to evaluate development and acquisition opportunities. The Company seeks to finance each project separately and anticipates that sources of capital for new developments and acquisitions will include membership deposits and internal funding, equity participations and owner and third party financing.

     The Company also intends to continue to pursue growth opportunities related to city and city/athletic clubs through acquisitions, mergers between the Company's clubs and those owned by third parties, management contracts with ownership options, relocations of existing clubs and development of new clubs.

Sales  and  Marketing
---------------------

     The Company advertises and markets its clubs, resorts and public golf facilities through diverse media. Among other things, the Company sponsors the Associate Clubs Program, which provides members of clubs owned, leased or managed by the Company with access to other clubs. In addition, the Company publishes Private Clubs magazine, which reaches over 185,000 members at the majority of the Company's clubs and resorts, and which advertises the Company's other facilities. The Company also hosts a number of professional golf tournaments, which are to provide community and charitable involvement and publicity for the Company's facilities. Some of the most notable tournaments the Company hosted during 1996 were the National Equipment Corporation ("NEC") World Series of Golf at Firestone Country Club, the Bob Hope Chrysler Classic at Indian Wells Country Club, the Nabisco Dinah Shore Classic at Mission Hills Country Club, and the J.C. Penney's Ladies Professional Golf Association Skins Game at Stonebriar Country Club. In addition, Pinehurst Resort and Country Club will host the 1999 United States Open.

Government  Regulation
----------------------

     The Company's operations are subject to numerous laws and government regulations, including environmental, occupational health and safety, labor and alcoholic beverage control laws and laws relating to access for disabled persons. Changes to these laws or regulations could adversely affect the Company. The Company has in place policies designed to bring its properties in compliance with all current federal, state and local environmental laws.

     Operations at the Company's golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oil and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removing such hazardous substances that are released on or in its property and for remediation of its property. Such laws often impose liability regardless of whether a property owner or operator knew of, or was responsible for, the release of hazardous materials. In addition, the presence of such hazardous substances, or the failure to remediate the surrounding soil when such substances are released, may adversely affect the ability of a property owner to sell such real estate or to pledge such property as collateral for a loan. The Company has not been informed by the Environmental Protection Agency or any state or local governmental authority of any non-compliance or violation of any environmental laws, ordinances or regulations likely to be material to the Company, and the Company believes that it is in substantial compliance with all such laws, ordinances and regulations applicable to its properties and operations. The Company estimates that capital expenditures in connection with the above mentioned environmental matters will be approximately $3.0 to $5.0 million over the next five years. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Operating Results".

     The Company is also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's personnel receive the federal minimum wage, and recently adopted increases in the minimum wage will increase the Company's labor costs. In addition, the Company is subject to certain state "dram-shop"laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. The Company is also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain minor renovations to various of the Company's properties to meet federally mandated access and use requirements. The cost of these renovations is expected to be approximately $3.0 million over the next five years. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

Competition
-----------

     The Company competes with local fine dining establishments and other city clubs in its city club business. The competition in the city club business is largely fragmented, and no competitor is dominant in a material portion of the Company's markets. The number and quality of city clubs and/or fine dining establishments in a particular area can affect the revenue of a particular city club.

     The Company competes with other country clubs, golf clubs, public golf courses and resorts in its country club, golf club, public golf and resort business. Similarly, competition is fragmented and no competitor is dominant in a significant portion of the markets where the Company maintains these facilities. The number and quality of competing facilities in a particular market can affect the revenue of a particular facility.

     The Company also competes for the purchase, lease, and/or management of golf courses with American Golf Corporation, a national golf course management company. In addition, the Company competes for the purchase of golf courses with regional golf course management companies that each own several golf courses and, less frequently, with individuals and small ventures that typically own one or more golf courses. In the acquisition of golf courses, companies compete primarily on the basis of price and their reputation for operating golf courses.

     In the operation of its facilities, the Company competes on the basis of its reputation to deliver value through the quality of the facility and quality of services provided to its members and guests. The Company believes it competes favorably with respect to these factors. The Company has a program, known as "Associate Clubs", that allows members of a club in one market to utilize Company clubs in different markets, thus enhancing the value of the membership. Because of the large number of facilities maintained by the Company, a member is provided access to a wide number of facilities. The
Company believes this program affords it a competitive advantage over competitors that do not maintain similar programs and over other competitors that have similar programs, but fewer facilities.

DISCONTINUED  OPERATIONS

     Franklin Federal Bancorp, a Federal Savings Bank ("Franklin") conducted the Company's operations in the financial services industry during 1996. ClubCorp owns Franklin through First Federal Financial Corporation, a wholly owned subsidiary of ClubCorp ("FFFC").

     The Company entered the financial services business in September 1988 through a government assisted acquisition of certain assets and liabilities of three insolvent savings and loan institutions (the "Predecessor Institutions"). ClubCorp formed FFFC to acquire Franklin and capitalized Franklin with an investment of $25.0 million in order to engage in the acquisition. Under the terms of the transaction, Franklin acquired certain assets and assumed certain liabilities of the Predecessor Institutions, including liabilities to depositors. The Federal Savings and Loan Insurance Corporation (the "FSLIC") issued a promissory note to Franklin in an amount equal to the negative net worth of the Predecessor Institutions at the time of the acquisition. In addition, in connection with the acquisition, Franklin issued warrants to the FSLIC to purchase up to 20.0% of the common stock of Franklin for a nominal exercise price.

     On February 16, 1996, the Board of Directors of Franklin, passed a resolution to solicit offers to sell the financial services segment. On August 7, 1996, Franklin entered into an agreement to sell certain assets and transfer certain liabilities of Franklin to Norwest Corporation pending regulatory approval. The sale was consummated on January 2, 1997 for $90.0 million; therefore, this segment is presented as discontinued operations in the accompanying Consolidated Financial Statements. Sales proceeds of $4.0 million were escrowed representing the maximum contractual obligation of Franklin rising from any claims which could be asserted by Norwest Corporation against Franklin based on the representations, warranties, and covenants provided in the agreement. As the contingency periods expire, within one year of the closing date, Franklin will receive the remaining balance of the escrowed funds. Due to the contingencies involved, management cannot determine the ultimate amount of the gain to be recognized; however, the Company's estimated net gain on this transaction, net of taxes and minority interest, is expected to be approximately $23.0 million.

EMPLOYEES

     As of December 31, 1996, the Company employed approximately 14,000 full-time, 6,000 part-time and 1,000 seasonal employees in its operations.

     The success of the Company's business is dependent in part on the Company's ability to attract and retain experienced management and other employees on economical terms. Management believes that the Company's employees represent an important asset; however, the Company is not dependent upon any single employee, or a few employees, whose loss would have a material adverse effect on the Company. Although the Company believes that its labor relations are good, increased labor and benefit costs or a deterioration in the Company's labor relations could adversely affect the Company's operating results. As of December 31, 1996, approximately 800 of the employees engaged in the Company's operations were covered by three collective bargaining agreements, which will expire June 30, 1997, April 1, 1998 and December 31, 1999.

CUSTOMERS

     The Company is not dependent upon a single customer, or a few customers, whose loss would have a material adverse effect on the Company. In addition, as of December 31, 1996, there is no customer to which the Company has sales equal to 10.0% or more of the Company's consolidated revenues and whose loss would have a material adverse effect on the Company as a whole.

INTELLECTUAL  PROPERTY

     The Company has registered various service marks, including the names CLUBCORP, CCA, CLUB RESORTS and ASSOCIATE CLUBS, with the United States Patent and Trademark Office, and has applied with the United States Patent and Trademark Office for the registration of various other service marks. In addition, the Company has registered certain of its service marks in a number of foreign countries. The Company regards its service marks as valuable assets and intends to protect such service marks vigorously against infringement.


ITEM  2.  PROPERTIES

     The Company operated 227 club, resort, golf club, and public golf facilities as of December 31, 1996. The ownership of these facilities is described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-General". The Company leases its executive offices in Dallas, Texas and an office in Singapore in connection with its operations in Southeast Asia.

     With respect to leased properties, the Company generally pays a monthly base rent, as well as charges for real estate taxes, common area maintenance and various other items. In some cases, the Company must also pay a percentage of gross receipts or positive net cash flow. In most instances, the Company has full authority over the operation of the leased facilities, operating on a fully net basis, except in some cases where the owner remains responsible for major structural repairs or for property insurance or real estate taxes.

     Certain real and personal property and equipment of ClubCorp's subsidiaries are pledged as collateral on their long-term debt. See Note 8 of the Notes to Consolidated Financial Statements included under Item 8.

Item  3.  Legal  Proceedings

     The Company is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes the Company has meritorious defenses to these legal matters and that any potential liability from these matters would not materially affect the Company's financial condition and results of operations. See Note 10 of the Notes to Consolidated Financial Statements included under Item 8.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the fourth quarter of 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for the Common Stock. In connection with certain employee benefit plans (including the Plan), the Board of Directors of ClubCorp has periodically established a formula price for the Common Stock (the "Formula Price"). The Formula Price is based upon a multiple of the Company's recurring cash flows from operations, with certain exceptions for specific assets, including the following: (i) the Company's interest in Franklin is based on the net proceeds received from the sale and (ii) certain long-term investments are valued at the lower of cost or market.

     The  table  below  sets  forth the quarterly Formula Price for the Common
Stock  during  the  years  ended  December    31, 1995 and 1996, respectively.


                FORMULA
1995             PRICE
----            --------

First Quarter   $  10.11
Second Quarter      9.98
Third Quarter       9.53
Fourth Quarter     10.01

1996
----
First Quarter   $  10.46
Second Quarter     11.12
Third Quarter      11.64
Fourth Quarter     12.04

     The Financial Advisor has been engaged by the trustees of the Plan to confirm the fairness of the Formula Price for purposes of the Plan. The Financial Advisor performs an independent appraisal of the Company four times each year, following delivery of the Company's financial statements after the end of each quarter. Based upon such appraisals, the Financial Advisor confirms that the Formula Price falls within the range of fair market value of the Common Stock on the date of each appraisal and on each December 31. All purchases of Common Stock by the Plan are made on or shortly after an appraisal date at the Formula Price as confirmed by the Financial Advisor. If there is any discrepancy between the Formula Price and the range of fair market value of the Common Stock as determined by the Financial Advisor, the Company will adjust the Formula Price so that it falls within the range of fair market value as determined by the Financial Advisor. See Item 1, "Business-Stock Investment Plan".

     As of February 28, 1997, there were approximately 280 holders of record of the Common Stock.

     ClubCorp has never paid cash dividends on the Common Stock. Management expects to continue its policy of retaining earnings for use in the Company's business, and, accordingly, does not expect to pay cash dividends in the foreseeable future.

ITEM  6.  SELECTED  FINANCIAL  DATA

     Set forth below are the selected consolidated financial and operating data for each of the years in the five-year period ended December 31, 1996. The table presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as Item 8, "Financial Statements and Supplementary Data" (dollars in thousands, except per share data).


                                                                           AT  OR  FOR  THE  YEAR  ENDED  DECEMBER  31,
                                                                        --------------------------------------------------
                                                                         1996 (1)     1995 (2)     1994 (3)     1993 (4)
                                                                        -----------  -----------  -----------  -----------

INCOME STATEMENT DATA:
 Operating revenues (5)                                                 $  756,442   $  732,464   $  679,753   $  602,713
 Income (loss) from continuing operations (5)                           $   16,453   $  (26,701)  $   14,503   $    5,383
 Income (loss) from continuing operations per share (5)                 $     0.19   $    (0.31)  $     0.16   $     0.06
 Net income (loss)                                                      $    5,151   $  (26,268)  $    6,402   $   40,719
 Net income (loss) per share                                            $     0.06   $    (0.31)  $     0.07   $     0.47
BALANCE SHEET DATA:
 Total assets                                                           $1,573,366   $1,843,561   $2,057,770   $2,367,526
 Capitalization:
     Financial services liabilities                                     $  549,246   $  877,345   $1,118,937   $1,552,257
     Long-term debt                                                        343,917      313,461      285,128      194,398
     Membership deposits                                                   380,802      362,330      320,475      292,452
             Redemption value of common stock held by benefit plan (6)      43,233       35,414       37,112       41,165
     Stockholders' equity                                                  112,834      106,791      145,006      141,169
                                                                        -----------  -----------  -----------  -----------
           Total capitalization                                         $1,430,032   $1,695,341   $1,906,658   $2,221,441
                                                                        ===========  ===========  ===========  ===========


                                                                           1992
                                                                        ----------

INCOME STATEMENT DATA:
 Operating revenues (5)                                                 $  563,626
 Income (loss) from continuing operations (5)                           $   12,768
 Income (loss) from continuing operations per share (5)                 $     0.15
 Net income (loss)                                                      $   18,939
 Net income (loss) per share                                            $     0.22
BALANCE SHEET DATA:
 Total assets                                                           $2,273,562
 Capitalization:
     Financial services liabilities                                     $1,599,297
     Long-term debt                                                        139,161
     Membership deposits                                                   267,578
             Redemption value of common stock held by benefit plan (6)           -
     Stockholders' equity                                                  142,382
                                                                        ----------
           Total capitalization                                         $2,148,418
                                                                        ==========

-----------------

(1)     The Company was successful in its efforts in 1996 to control expenses
and  increase  revenues.    While operating revenues increased 3.3%, operating
costs and expenses increased only 1.0%. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(2) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 for the year ended December 31, 1995. In adopting SFAS 121, the Company recorded an impairment loss of $23.0 million on long-lived assets which is reported separately as a component of income (loss) from continuing operations.

(3) The Company acquired Mission Hills Country Club and the Homestead Resort in the last quarter of 1993. These properties significantly impacted the Company's operating revenues in 1994, generating $11.6 and $30.8 million, respectively, in operating revenues in 1994. Franklin had a net loss of $12.7 million in 1994 due to rising interest rates and lower of cost or market adjustments on whole loan adjustable rate mortgages. In order to maintain compliance with capital ratios, Franklin effected shrinkage chiefly through the liquidation of assets designated as available for sale and the retirement of short-term liabilities, primarily FHLB advances. Hospitality properties acquired in 1994 represent the increase in long-term debt.

(4) The Company adopted SFAS 109 on January 1, 1993. In adopting SFAS 109, the Company recorded a cumulative effect of the change in accounting for income taxes, included in income, and a deferred tax asset, included in other assets, equal to $27.0 million. The cumulative effect of the change in accounting for income taxes is reported separately in the consolidated income statement for the year ended December 31, 1993.

(5) The Company disposed of its financial services segment on January 2, 1997; therefore, the segment is presented as discontinued operations.

(6) As a means of providing liquidity to the trustees of the Plan, which became effective January 1, 1993, to meet their fiduciary obligations to distribute cash to Plan participants requesting withdrawals, ClubCorp has provided a redemption right to the trustees to cause the Company to redeem Common Stock at the most recent appraised price. The value (Redemption Value) of this redemption right has been accounted for as a reduction of stockholders' equity. The Redemption Value is calculated as the product of the most recent appraised price multiplied by the number of shares of Common Stock held by the benefit plan.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following discussion and analysis should be read in conjunction with
Item 6, "Selected Financial Data" as well as Item 8, "Financial Statements and Supplementary Data".

INTRODUCTION

     The Company has operated in two distinct business segments, hospitality and financial services. Hospitality operations include owning, operating and managing country clubs, city clubs, city/athletic clubs, athletic clubs, resorts, golf clubs, public golf courses and related real estate. On August 7, 1996, Franklin entered into an agreement in which Norwest Corporation would purchase certain assets and assume certain liabilities of Franklin. As the Company disposed of its financial services segment on January 2, 1997, this segment is presented as discontinued operations for financial reporting purposes. The following discussion for hospitality operations excludes the Company's holding company activities which include corporate general and administrative expenses, certain investment income (loss) items and the consolidated provision for income taxes. Holding company activities are discussed separately under the caption "-Holding Company Activities".

     The Consolidated Financial Statements of the Company are presented on a calendar year basis. The Company's subsidiaries operate primarily on a 52/53 week fiscal year, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks.

GENERAL

     The  Company  operates  its  business  activities  through sole ownership
(including lease arrangements), partial ownership (including joint venture arrangements) and management agreements. The Company seeks to achieve growth in revenues, earnings, and cash flows through effective management of existing facilities and through the acquisition of new facilities via purchase, joint venture, lease and management agreement.

     During the past few years, the Company has pursued a growth strategy resulting in an emphasis on the expansion of its golf related operations, including country clubs, resorts, golf clubs, and public golf facilities. The Company's access to adequate capital sources in addition to its own internally generated cash flows has provided it an opportunity to compete effectively with other hospitality related management companies in the acquisition of new facilities.

     The Company continually seeks to improve financial performance of existing facilities by determining an optimum business plan allowing for the highest possible return to the Company. Management attempts to create operating efficiencies and maximize operating revenues and cash inflows through member enhancement and utilization programs.

     If efforts to improve the facility performance to acceptable financial partners' and Company standards are not successful or financial partners' and Company goals are not being achieved, then restructuring its ownership position, leasing agreements, and borrowing arrangements are considered. Properties are divested when management determines they will be unable to provide a positive contribution to profitability, when they no longer represent a strategic facility in the Company's network of affiliated clubs and resorts, when members and financial partners no longer support the property, or, in the case of leases, joint ventures and management agreements, when their contractual terms expire without being renewed or are terminated.

Properties  by  Contract  Type
------------------------------

     The following table summarizes the number and changes in the Company's properties operated for the periods indicated:


                                         WHOLLY
                                   OWNED  OPERATIONS
                                  --------------------
                                                          PARTIALLY
                                    OWNED     LEASED        OWNED         MANAGED        UNDER
                                  PROPERTY   PROPERTY   OPERATIONS (1)  OPERATIONS   CONSTRUCTION   TOTAL
                                  ---------  ---------  --------------  -----------  -------------  ------

At December 28, 1994                    75        115                4          41              4     239
 Properties added during 1995            2          1                1           8              -      12
 Properties divested during 1995        (1)        (7)               -          (6)            (1)    (15)
 Changes during 1995                     2          -                1           -             (3)      -
                                  ---------  ---------  --------------  -----------  -------------  ------
At December 27, 1995                    78        109                6          43              -     236
 Properties added during 1996            4          -                -           1              8      13
 Properties divested during 1996        (1)        (7)               -         (14)             -     (22)
 Changes during 1996                     2         (1)               1          (2)             -       -
                                  ---------  ---------  --------------  -----------  -------------  ------
At December 25, 1996                    83        101                7          28              8     227
                                  =========  =========  ==============  ===========  =============  ======

-------------------
(1)        The Company also serves as the manager of each of these properties.

     Properties divested include expired or terminated lease arrangements or management agreements which have shorter terms than leases, joint venture agreements or other forms of ownership. The Company generally includes a termination clause in its management agreements which imposes a financial penalty, paid to the Company by the managed owner, to discourage early termination of management agreements.

Properties  by  Property  Type
------------------------------

     The Company's private clubs generally fall into one of four categories: city, city/athletic, athletic and country clubs. The following tables summarize the number and changes in the type of private club, resort, golf club, and public golf properties operated during the periods indicated:


                                                                               TOTAL
                                                                              PRIVATE            GOLF   PUBLIC
                                  CITY   CITY/ATHLETIC   ATHLETIC   COUNTRY    CLUBS    RESORTS  CLUBS   GOLF    TOTAL
                                  -----  --------------  ---------  --------  --------  -------  -----  -------  ------

At December 28, 1994                84              20          8        84       196         7      9      27     239
 Properties added during 1995        -               -          -        10        10         2      1       5      18
 Properties divested during 1995    (5)             (2)        (1)      (11)      (19)        -      -      (2)    (21)
                                  -----  --------------  ---------  --------  --------  -------  -----  -------  ------
At December 27, 1995                79              18          7        83       187         9     10      30     236
 Properties added during 1996        4               1          -         7        12         1      3       1      17
 Properties divested during 1996    (7)             (1)        (2)      (13)      (23)        -      -      (3)    (26)
                                  -----  --------------  ---------  --------  --------  -------  -----  -------  ------
At December 25, 1996                76              18          5        77       176        10     13      28     227
                                  =====  ==============  =========  ========  ========  =======  =====  =======  ======

     Facilities are leased or purchased at varying times throughout the year. Depending on the length of the partial year for which a facility is operated and the seasonality of operations, the results of operations of a facility for a portion of a year may not be indicative of the results of operations at the facility for an entire year. During 1996, the operations of one private country club were transferred to golf clubs and the operations of one city club were transferred to city/athletic clubs.

Regional  Information;  Other  Operating  Information
-----------------------------------------------------

     The success of the Company's operations in each region of the country is dependent in part on economic and weather conditions in these areas. The
Company's largest concentrations of operations are in the states of Texas, California, and Florida.

     The Company operated nine foreign facilities at December 25, 1996 of which one is located in Canada, two are located in Mexico, two are in South Africa, one is in Ecuador, one is in Singapore, one is in China, and one is located in Indonesia.

     The following table presents certain information with respect to membership in the Company's mature private clubs and golf clubs (i.e., those properties for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) for fiscal years ended December 25, 1996, December 27, 1995 and December 28, 1994. The table reflects memberships at private clubs and golf clubs which were classified as mature as of the end of the period indicated. Memberships at beginning of period do not equal prior period memberships at end of period primarily due to the inclusion of new properties added as mature, and deletions of properties sold or divested. Management adjusts memberships at beginning of period to provide an accurate mechanism for comparison and analysis of identical mature clubs (i.e., same clubs compared to same clubs).


                                                 MEMBERSHIPS AT MATURE PROPERTIES
                                                        FISCAL YEAR ENDED
                                            -------------------------------------------
                                            DECEMBER 25,   DECEMBER 27,   DECEMBER 28,
                                                1996           1995           1994
                                            -------------  -------------  -------------

Memberships at beginning of period               188,255        183,217        187,778
Memberships added during period                   32,712         30,368         34,383
Memberships lost during period (attrition)       (33,897)       (33,045)       (38,488)
                                            -------------  -------------  -------------
Memberships at end of period                     187,070        180,540        183,673
                                            =============  =============  =============

     The following table presents certain information regarding room nights available, occupancy rate, average daily room rate per occupied room and average daily revenue per available room at the Company's mature resorts (i.e., those resorts for which a comparable period of activity exists, generally those owned for at least eighteen months to two years). This information for the Company's mature resorts owned as of December 23, 1996, was as follows for the fiscal years ended December 23, 1996 and December 25, 1995:


                                           MATURE 1996 RESORT PROPERTIES
                                                 FISCAL YEAR ENDED
                                           ------------------------------
                                            DECEMBER 23,    DECEMBER 25,
                                                1996            1995
                                           --------------  --------------

Room nights available                            622,352         616,676
Occupancy rate                                     45.63%          48.00%
Average daily room rate per occupied room  $      127.38   $      117.46
Average daily revenue per available room   $      226.56   $      219.79

     The room nights available, occupancy rate, average daily room rate per occupied room and average daily revenue per available room at the Company's mature resort properties owned as of December 25, 1995, were as follows for the fiscal years ended December 25, 1995 and December 26, 1994:


                                            MATURE 1995 RESORT PROPERTIES
                                                  FISCAL YEAR ENDED
                                           ------------------------------
                                            DECEMBER 25,    DECEMBER 26,
                                                1995            1994
                                           --------------  --------------

Room nights available                            427,045         409,511
Occupancy rate                                     52.12%          55.72%
Average daily room rate per occupied room  $      117.46   $      108.22
Average daily revenue per available room   $      236.50   $      234.82

     The rounds played and average revenues per round played at the Company's mature public golf and golf club properties (i.e., those properties for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) owned as of December 25, 1996, were as follows for the fiscal years ended December 25, 1996 and December 27, 1995:


                           MATURE 1996 GOLF PROPERTIES
                               FISCAL YEAR ENDED
                           ----------------------------
                           DECEMBER 25,   DECEMBER 27,
                               1996           1995
                           -------------  -------------

Rounds                         1,379,756      1,342,507
Average revenue per round  $       35.50  $       34.31

     The rounds played and average revenues per round played at the Company's mature public golf properties owned as of December 27, 1995, were as follows for the fiscal years ended December 27, 1995 and December 31, 1994:


                           MATURE 1995 GOLF PROPERTIES
                                FISCAL YEAR ENDED
                           ----------------------------
                           DECEMBER 27,   DECEMBER 31,
                              1995 *         1994 *
                           -------------  -------------

Rounds                         1,191,547      1,203,250
Average revenue per round  $       28.08  $       28.02

-----------------
* Golf clubs became a product line in 1996. Rounds were not tabulated prior to January 1, 1995 for properties transferred from private clubs to golf clubs; thus, these rounds represent rounds for public golf properties classified by management at December 27, 1995 as mature public golf facilities only.


RESULTS  OF  OPERATIONS

     The following table sets forth operating revenues by product line and by type and certain operating expenses and certain other income and expense items (excluding holding company income and expense items) for the fiscal years indicated with percentage change based on comparisons between years (dollars in millions):


                                                                                                         PERCENTAGE CHANGE
                                                                     FISCAL YEARS ENDED                   FROM PRIOR YEAR
                                                       ---------------------------------------------   --------------------
                                                        DECEMBER 25,    DECEMBER 27,    DECEMBER 28,   1996 VS.   1995 VS.
                                                            1996            1995            1994         1995       1994
                                                       --------------  --------------  --------------  ---------  ---------

Operating revenues by product line:
 Private clubs                                         $       510.3   $       500.9   $       485.2        1.9%       3.2%
     Golf clubs                                                 26.2            23.1            21.8       13.4        6.0
 Public golf                                                    29.3            30.3            27.7       (3.3)       9.4
 Resorts                                                       149.8           145.3           129.7        3.1       12.0
     Realty                                                     28.9            23.5             7.1       23.0      231.0
     International                                               6.8             1.8             0.8      277.8      125.0
 Corporate services and eliminations                             5.1             7.6             7.5      (32.9)       1.3
                                                       --------------  --------------  --------------  ---------  ---------
     Total operating revenues                          $       756.4   $       732.5   $       679.8        3.3%       7.8%
                                                       ==============  ==============  ==============  =========  =========

Operating revenues by type:
 Membership dues and fees                              $       255.3   $       250.6   $       242.4        1.9%       3.4%
 Food and beverage                                             231.9           233.2           230.8       (0.6)       1.0
 Golf and other recreation                                     157.9           144.1           127.7        9.6       12.8
 Lodging                                                        45.8            43.2            40.3        6.0        7.2
 Other (1)                                                      65.5            61.4            38.6        6.7       59.1
                                                       --------------  --------------  --------------  ---------  ---------
     Total operating revenues                          $       756.4   $       732.5   $       679.8        3.3%       7.8%
                                                       ==============  ==============  ==============  =========  =========

Cost and expenses and general administrative
  expenses:
 Direct operating costs                                $       496.0   $       489.7   $       453.4        1.3%       8.0%
 Facility rentals, operation and maintenance                   114.5           114.0           109.3        0.4        4.3
 Selling, general and administrative                            58.1            63.5            52.6       (8.5)      20.7
 Depreciation and amortization                                  48.9            49.3            40.3       (0.8)      22.3
     Impairment loss from assets to be held and used             2.8            23.0               -          *          *
                                                       --------------  --------------  --------------  ---------  ---------
     Total costs and expenses                          $       720.3   $       739.5   $       655.6      (2.6)%      12.8%

Income (loss) from continuing operations                        36.1            (7.0)           24.2          *          *

Interest expense (net)                                         (22.2)          (20.3)          (11.6)       9.4       75.0
Other                                                           (3.0)              -             1.1          *          *
Gain on divestitures                                             5.7             2.4             6.0          *          *
                                                       --------------  --------------  --------------  ---------  ---------

Income (loss) from continuing operations before
  income tax provision and minority interest           $        16.6   $       (24.9)  $        19.7      166.7%   (226.4)%
                                                       ==============  ==============  ==============  =========  =========

(1) Other operating revenues includes management fees, corporate services revenues to third parties, resort telephone, transportation and audio-visual revenues, club special events income, equity in earnings of primarily real estate joint ventures, real estate sales, and rental income.

*          Percentages  not  meaningful.


FISCAL YEAR ENDED DECEMBER 25, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 27, 1995

     Operating revenues increased 3.3% to $756.4 million in 1996 from $732.5 million during 1995. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $632.2 million to $648.9 million, an increase of 2.6% due to improving membership trends and inflationary price increases. Revenues from properties acquired, net of revenues lost from properties divested, in 1996 and 1995, represent a decrease of $1.9 million in operating revenues.

     Operating revenues from mature private club properties increased 2.1% to $458.6 million in 1996 from $449.1 million in 1995 due primarily to inflationary price increases. Membership enrollment (i.e., members added) was 17.5% and membership attrition (i.e., members lost) was 18.2% for a net decrease of 1,185 members in 1996 (0.7% of year-end 1995 membership). Mature private clubs membership dues and usage revenues (i.e., food and beverage, golf, lodging, and other recreation) increased 2.5% and 2.4%, respectively, to $217.2 and $237.5 million from $211.9 and $232.0 million, respectively, also due primarily to inflationary price increases.

     Golf clubs' operating revenues increased from $23.1 million to $26.2 million or 13.4% resulting primarily from improved usage at golf clubs including one property which recently opened its clubhouse and 1996 acquisitions. Mature golf clubs' operating revenues increased 4.9% to $23.5 million in 1996 from $22.4 million in 1995, reflecting an increase of 4.0% in rounds played combined with an increase of 0.8% in revenue per round.

     International operating revenues increased 277.8% from $1.8 million in 1995 to $6.8 million in 1996 primarily due to equity earnings from a recently opened city club in Singapore and 1996 acquisitions.

     Golf and other recreation income increased 9.6% from $144.1 million in 1995 to $157.9 million in 1996, primarily due to acquisitions in 1995 and 1996 and the opening of new golf courses at certain mature properties.

     Selling, general and administrative expense, excluding corporate expenses, represent primarily the costs of executive management and various support services provided to properties from corporate and regional personnel. These costs decreased 8.5% from $63.5 million to $58.1 million in 1996 due to lower levels of relocation costs, severance, professional fees, rent, and international new business and development costs.

     Impairment loss on assets to be held and used is $2.8 million in 1996 representing an estimate of impairment on long-lived assets in accordance with SFAS 121. SFAS 121 is discussed separately under the caption "-Liquidity and Capital Resources".

     Income (loss) from operations increased from ($7.0) million in 1995 to $36.1 million in 1996 primarily due to the impairment loss on assets to be held and used of $23.0 million in 1995 which decreased to $2.8 million in 1996. Also, during 1996 the Company was successful in its efforts to control expenses and increase revenues. While operating revenues increased 3.3%, operating costs and expenses increased only 1.0%.

     Interest expense (net) increased 9.4% to $22.2 million for 1996 from $20.3 million in 1995, due in part to higher leveraged acquisition activity. Interest expense related to properties added in 1995 and 1996 was $0.7 million. Mature properties' interest expense increased from $18.2 million in 1995 to $18.8 million in 1996.

     Other expense of $3.0 million in 1996 is primarily due to an accrual for pending litigation in the ordinary course of business.


FISCAL YEAR ENDED DECEMBER 27, 1995 COMPARED TO FISCAL YEAR ENDED DECEMBER 28, 1994

     Operating revenues increased 7.8% to $732.5 million in 1995 from $679.8 million, primarily due to 1995 and 1994 acquisitions. A real estate development limited partnership, which is controlled and owned 51.0% by the Company and began operating in late 1994, contributed $19.4 million to revenues in 1995 due to its real estate sales. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $588.4 million to $595.8 million, an increase of only 1.3% due to a declining membership base.

     Operating revenues from mature private club properties remained static at $461.2 million in 1995 from $458.5 million in 1994, due to adverse membership trends resulting principally from limitations on the deductibility of dues and business meals and entertainment expenses included in 1993 tax legislation. Membership enrollment (i.e., members added) was 14.7% from beginning of the year membership levels and member attrition (i.e., members lost) was 18.4% for a net decrease of 2,677 members in 1995 (1.5% of year-end 1994 membership). Mature private clubs membership dues remained static at $217.2 million in 1995 compared to $215.2 million in 1994, due to a shrinking membership base. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) remained constant at $238.7 million in 1995 compared to $237.6 million in 1994, also due to a shrinking membership base.

     Public golf revenues grew 9.4% from $27.7 million to $30.3 million resulting primarily from acquisitions in 1995 and 1994. Operating revenues from mature public golf facilities decreased slightly to $26.3 million in 1995 from $26.7 million in 1994, reflecting constant rounds played and revenue per round.

     Resort operating revenues increased 12.0% from $129.7 million to $145.3 million, due primarily to the acquisition of Mont Sainte-Anne Resort in Canada in the last half of 1994 which represents $6.9 million of the increase in 1995. Operating revenues from mature owned resorts increased from $96.2 million in 1994 to $101.0 million in 1995, an increase of 5.0%, reflecting a flat average daily revenue per available room combined with an increase of 8.5% in the average daily room rate per occupied room.

     Other operating revenues increased 59.1% from $38.6 million in 1994 to $61.4 million in 1995, primarily due to real estate sales of land held for resale in Aspen, Colorado of $19.4 million during 1995 and an increase in equity in earnings from the Company's 50.0% joint venture interest in Stonebriar Country Club and related real estate held for resale in Texas offset by a decrease in real estate sales in other locations. Also, the Company received rental income of $2.5 million in 1995 under a sale-leaseback transaction entered into in the last quarter of 1994.

     Direct operating costs (which consist principally of property level payroll related costs and other costs of services provided) increased 8.0%, to $489.7 million in 1995 from $453.4 million in 1994, principally reflecting increased costs related to acquisitions in 1995 and 1994. A real estate development limited partnership incurred $17.3 million in costs directly associated with its real estate sales in 1995.

     Selling, general and administrative costs, excluding corporate expenses, represent primarily the costs of executive management and of various support services provided to properties from corporate and regional offices. These costs increased 20.7%, to $63.5 million in 1995 from $52.6 million in 1994, due primarily to higher levels of payroll costs, reversals of previously anticipated incentive compensation for 1994, relocation, severance, and certain transitional costs related to the reassessment of functions and positions throughout the organization to enhance the overall effectiveness of operations. In addition, professional fees, rent and foreign operating and new business and development costs increased in 1995.

     Depreciation and amortization expense increased 22.3%, to $49.3 million from $40.3 million. The increase relates mainly to acquisitions in 1995 and 1994 and $2.0 million in expense from the depreciation and amortization of hardware and software associated with an internally developed club management system placed in service. Depreciation and amortization at mature facilities increased from $33.9 million in 1994 to $36.4 million in 1995, a 7.4% increase.

     Impairment loss on assets to be held and used is $23.0 million in 1995 representing an estimate of impairment on long-lived assets in accordance with SFAS 121. SFAS 121 is discussed separately under the caption "-Liquidity and Capital Resources ".

     Income (loss) from continuing operations decreased from $24.2 million in 1994 to ($7.0) million in 1995 primarily due to the impairment loss on assets to be held and used of $23.0 million in 1995.

     Interest expense (net) increased 75.0%, to $20.3 million in 1995 from $11.6 million in 1994, reflecting higher leveraged acquisition activity and increasing interest rates on variable-rate debt. Interest expense related to properties added in 1995 and 1994 was $4.1 million. In addition, one of the Company's subsidiaries began using an external bridge financing arrangement with a bank in the last half of 1994 primarily for financing of acquisitions. Interest expense related to this bridge financing increased $2.4 million in 1995. Mature properties' interest expense increased from $13.5 million to $15.7 million, a 16.3% increase.


SEASONALITY

     The Consolidated Financial Statements of the Company are presented on a calendar year basis. The subsidiaries of the Company operate primarily on a 52/53 week fiscal year. The first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks. The timing of fiscal quarter ends, seasonal weather conditions and other short-term variations cause financial performance to vary by quarter. The Company has historically generated the majority of its operating revenue in the second, third and fourth quarters of each year. Acquisitions, divestitures and other material transactions occurring between fiscal quarter end and calendar quarter end are included in the Company's Consolidated Financial Statements. The timing of purchases or leases of new operating properties and investment gains and losses also cause the Company's results of operations to vary significantly from quarter to quarter.


INFLATION

     Inflation has not had a significant impact on the Company. As operating expenses increase, the Company, to the extent the value of services rendered to members is not adversely impacted and as industry standards dictate, recovers increased costs by increasing prices.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has financed its operations and capital expenditures primarily through cash flows from operations, membership deposits and long-term debt. Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 3.9% to 6.1% of operating revenues during the last three years. The Company distinguishes capital expenditures made to refurbish and replace existing property and equipment (i.e., capital replacements) from other discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities.

     Long-term debt is generally incurred on a property specific basis and is non-recourse to any corporations other than the subsidiary incurring the debt. Membership deposits represent non-interest-bearing advance initiation deposits paid by members when they join a club and are generally due and payable 30 years from the date of acceptance. Management does not consider maturities of membership deposits over the next five years to be material. Due to the utilization of long-term operating leases and membership deposits, the Company's leverage ratio (i.e., long-term debt to total capital) has been maintained at manageable levels which allow for adequate capability to finance future growth with long-term debt.

     The Company relies on its low leverage position and maintenance of positive relationships with existing and potential lenders to arrange financing as needed for general corporate purposes or for specific projects. Consequently, the Company maintained no committed lines of credit at December 31, 1996. At December 31, 1996, certain hospitality subsidiaries of the Company were not in compliance with outstanding loan agreements relating to long-term debt totaling $10.8 million. Such noncompliance relates both to financial ratio covenants and to nonpayment of amounts due under the terms of such agreements.

      The provisions of certain subsidiary lending and other agreements limit the amount of dividends that may be paid to the parent. At December 31, 1996, cash balances of $8.9 million were not available for dividends by subsidiaries due to those restrictions.

     At December 31, 1996, the Company's subsidiaries maintained $14.7 million of unused letters of credit primarily to guarantee payment of potential insurance claims paid under workers' compensation and general liability programs. Commitments to fund future capital expenditures were not material as of December 31, 1996.

     All of the assets of the ClubCorp Stock Investment Plan (the "Plan") are invested in shares of ClubCorp's common stock, $.01 par value per share (the "Common Stock"), except for temporary investments of cash pending investment in Common Stock. All distributions from the Plan are made in cash. As a means of providing liquidity to the trustees of the Plan to meet their fiduciary obligations to distribute cash to participants requesting withdrawals, ClubCorp has provided the trustees the right (the "Redemption Right") to cause the Company to redeem Common Stock, held in trust on behalf of the Plan, at the most recent appraised price as necessary to meet certain requirements. Withdrawals by participants and terminations by and/or resignations from the Company of participants in excess of anticipated levels could give rise to the exercise of withdrawal rights in substantial amounts and place significant demands on the liquidity of the Company. In such an event, the resources available to meet business expansion or other working capital needs could be adversely affected. As of December 31, 1996, the value of the Redemption Right was $43.2 million. The most recent appraised price of the Common Stock is $12.04 as of December 31, 1996. The aggregate market value of the Common Stock at December 31, 1996 is $1,028.1 million. The Redemption Right has never been exercised by the Plan, although the Company from time to time has repurchased Common Stock into treasury from certain stockholders. The Company does not believe that the Redemption Right will be exercised to any material extent by the Plan to meet any of its fiduciary obligations.

     The Company maintains a first right of refusal with the majority of its stockholders and, accordingly, it has historically purchased shares from stockholders when offered for sale back to the Company. During the fiscal years 1996, 1995 and 1994, treasury stock purchases of ClubCorp from stockholders, sales of stock (which were primarily to the Plan), and other shares issued were as follows (dollars in millions):


                                            YEARS ENDED DECEMBER 31,
                                            ------------------------
                                              1996    1995    1994
                                             ------  ------  ------

Treasury stock purchases                     $(4.4)  $(6.5)  $(6.0)
Reissuance of treasury stock                   0.3     0.3     0.2
Stock issued in connection with bonus plans    1.1     1.9     2.2
                                             ------  ------  ------
                                             $(3.0)  $(4.3)  $(3.6)
                                             ======  ======  ======

     See the Consolidated Statement of Stockholders' Equity located elsewhere herein for a summary of stockholder equity transactions.


FACTORS  THAT  MAY  AFFECT  FUTURE  OPERATING  RESULTS

     Certain  information  in  this  Annual  Report  on  Form 10-K may contain
"forward-looking  statements"  within  the  meaning  of  Section  21E  of  the
Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates,"
"potential" or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or
assumed  in  the  Company's  forward-looking  statements.    Forward-looking
statements are subject to inherent risks and uncertainties, some of which are summarized in this section.

     Several legislative proposals have been enacted into law which could increase the Company's direct operating costs. The first proposal increased the minimum wage to $4.75 per hour on October 1, 1996 with a second increase in the minimum wage to $5.15 per hour occurring on September 1, 1997. Management estimates that there will not be a significant increase in direct operating costs as a result of this new law. Benefits legislation may impact the cost of health coverage, in particular regarding coverage of pre-existing conditions. Benefit mandates will have no significant financial impact on the Company in 1997; however, management has not yet determined the financial impact for 1998 when most requirements become effective.

     Over the last three years, attrition rates among members of the Company's mature clubs have ranged from approximately 17.5% to 22.4%. In certain areas, the Company has experienced decreased levels of usage of its clubs and public golf facilities. Membership attrition at mature clubs during 1996 was 18.2%, which is higher than enrollment rates of 17.5% during the same period. The Company continues to focus its efforts on membership enrollment programs to increase membership levels and quality service to reduce attrition as its top priorities for 1997. For the last several years, the Company has focused on efforts to retain existing members, attract new members and increase club usage through various programs and membership activities, including increasing member participation by implementing member survey suggestions and increasing the involvement of member boards of governors in planning day-to-day activities. It is uncertain how trends in membership and club usage will develop in the future, or whether any of the Company's efforts in this area will be successful.

     During 1996, the Company was successful in its efforts to control expenses and increase revenues. While operating revenues increased 3.3%, operating costs and expenses increased only 1.0%. Total costs and expenses (excluding holding company expenses) decreased 2.6%. It is uncertain if the Company can continue to create operating efficiencies and thus decrease costs in 1997 to the extent cost reductions were achieved in 1996.

     The Company has policies in place designed to bring its properties in substantial compliance with all current federal, state and local environmental laws and laws relating to access for disabled persons. The Company estimates that capital expenditures in connection with certain environmental matters will be approximately $3.0 million to $5.0 million in the aggregate over the next five years and that capital expenditures in connection with compliance with the Americans with Disabilities Act of 1990 will be approximately $3.0 million over the next five years. The Company is not subject to any recurring costs associated with managing hazardous materials or pollution. In addition, management does not believe that the Company will incur expenses for infrequent or non-recurring cleanup, based upon the Company's due diligence inspection, employee training, standards of operations and on-site assessments performed and maintained for each property. However, the Company is in the process of replacing approximately 66 underground storage tanks with aboveground contained storage systems. It is likely that some of those tanks will be found to require remediation. The Company is permitted under various state laws to recover a portion of its costs of remediation through various state superfunds created to address environmental cleanups. The Company is not subject to any remediation mandates related to previously contaminated sites. See Item 1, "Business-Hospitality Operations-Government Regulation".

     As of March 24, 1997, the Company was in the final stages of negotiations to build two properties. The Company is considering several ownership structures for the properties to be built including lease arrangements, sole ownership, and partial ownership (including joint venture interests). The consummation of the construction of these properties is expected to require approximately $1.0 to $2.0 million in capital expenditures, to be funded primarily with external bridge financing of Club Corporation of America (CCA) and cash flows from operations. The bridge financing arrangement is a "guidance line", styled as a promissory note, with a bank and is due on a short-term basis up to a maximum of $75.0 million. Borrowings are generally renewed as they become due; therefore, CCA does not expect to be required to repay the outstanding borrowings within the next twelve months. As of December 31, 1996 and March 24, 1997, $74.5 and $25.0 million, respectively, was outstanding under this financing arrangement. On January 3 and 6, 1997, discretionary payments of $42.1 million and $7.4 million, respectively, were made from proceeds on the sale of Franklin Federal Bancorp, a Federal Savings Bank, to repay outstanding borrowings. Due to its short-term nature, the amount outstanding, excluding letters of credit and loan guarantees, at December 31, 1996 is considered current for financial reporting purposes. The eventual outcome of the negotiations cannot be accurately predicted at this time.

     The Company has acquired 59 properties since January 1, 1991 through purchase, lease agreement or joint venture arrangements. Actual returns from these properties have been significantly less than projected returns. The success of each property depends on different factors; however, some of the more common factors include a high dependency on real estate sales for new membership growth, slower progress than anticipated in repositioning properties, slower than anticipated turnarounds of prior operating deficits, and extended periods of time to reach economies of scale. Additional purchase consideration was paid for premier properties, strategically positioned properties, and properties in markets with significant barriers to entry reflecting both the tangible and intangible value of the property. Under-performing and cash flow deficit properties recently acquired are being carefully analyzed by executive management to determine an optimum business plan allowing for the highest possible return to the Company. The Company continually seeks to improve financial performance of existing facilities and divest properties when management determines that properties will be unable to provide a positive contribution to profitability. The Company is currently evaluating several of its properties for ownership and/or financial restructure or divestiture which could, depending on the outcome of restructure or divestiture negotiations, limit its short-term ability to grow revenues and cash flows at historical levels. Executive management believes that its focus on, and investment in, training and development at the property manager level could improve performance in the future. Executive management has developed a risk and reward-based screening model to evaluate specific risk and reward factors against projected yields or all proposed acquisitions and certain other significant capital investments of the Company. In addition, the Company has implemented a "team approach" to acquisitions including all facets of operations, development, and regional support teams to improve the transition of ownership.

     In March of 1995, the Financial Accounting Standards Board (FASB) issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ClubCorp assessed the recoverability of long-lived assets by determining whether they could be recovered over their remaining life through undiscounted future operating cash flows. Fair value, for purposes of calculating any impairment, was measured based on discounted future operating cash flows using a risk-adjusted discount rate. Events or changes in circumstances identified indicating that the carrying amount of certain long-lived assets may not be recoverable were primarily decreases in the market values of assets and current period cash flow deficits combined with historical cash flow deficits and forecasts of continuing deficits. Impairment losses of $23.0 and $2.8 million for the years ended December 31, 1995 and 1996, respectively, were recognized related to long-lived assets. These losses are reported separately as a component of income (loss) from continuing operations in the Company's Consolidated Financial Statements. If events or circumstances change in the future, additional impairment losses could be recognized. The ability of certain subsidiaries to refinance present obligations could be adversely impacted by the impairment. For purposes of the Company's Consolidated Statement of Cash Flows, these impairment losses are treated as non-cash transactions. In addition, the impairment losses will have no impact on the Company's Formula Price.


HOLDING  COMPANY  ACTIVITIES

     ClubCorp maintains investments in marketable equity securities, various venture capital partnerships and an oil and gas venture. Investment income
(loss) consists of the following for the periods presented (dollars in millions):


                                                   YEARS ENDED DECEMBER 31,
                                                     --------------------
                                                     1996   1995    1994
                                                     -----  -----  ------

Gain on sale of investments                          $ 3.4  $ 1.1  $   -
Write-down of oil and gas venture                        -      -   (1.8)
Cash distribution from oil and gas venture             0.9      -      -
Stock distribution from venture capital partnership      -    0.7    0.3
                                                     -----  -----  ------
                                                     $ 4.3  $ 1.8  $(1.5)
                                                     =====  =====  ======

     ClubCorp files a consolidated federal income tax return. See Note 13 of the Notes to the Consolidated Financial Statements for additional disclosures related to ClubCorp's income taxes. ClubCorp's federal and state income taxes are as follows (dollars in millions):


                                         Years  ended  December  31,
                                           -----------------------
                                            1996    1995     1994
                                           ------  -------  ------

Income (loss) from continuing operations
 before income tax provision and
 minority interest                         $17.6   $(25.7)  $16.4
                                           ======  =======  ======
Income tax provision:
   Federal
     Current                                 0.1      0.9    (0.2)
     Deferred                                  -     (0.1)      -
                                           ------  -------  ------
                                             0.1      0.8    (0.2)
   State                                    (1.4)    (1.7)   (1.7)
                                           ------  -------  ------
                                           $(1.3)  $ (0.9)  $(1.9)
                                           ======  =======  ======
Percentage of income tax provision to
 income (loss) from continuing operations
 before income tax provision and
 minority interest                           7.4%     3.5%   11.6%
                                           ======  =======  ======

     The Company operates in 33 states and its operations are subject to tax by various state and local taxing authorities. The Company generates substantial taxable income in various states including Texas, Illinois, North Carolina and Florida. As state and local taxing authorities raise tax rates and change tax codes to increase tax revenues (in order to compensate for lower federal assistance and increased responsibility for administration of social programs), the Company is increasingly experiencing more exposure to state and local income taxes.

     Since the acquisition of Franklin in 1988, ClubCorp has reduced or eliminated its tax liability (to 2% of alternative minimum taxable income) by using net operating loss carryforwards that resulted from Franklin's operations. After considering amended returns finalized in 1996, ClubCorp has estimated net operating loss carryforwards at the end of 1996 of $569.0 million and $147.6 million for regular and alternative minimum taxes, respectively. As a result, the Company will be able to continue to reduce its estimated tax liability to 2% of alternative minimum taxable income until such alternative minimum tax net operating losses are fully utilized or expire. The net operating losses expire from 2004 to 2010. These estimates are based upon certain assumptions concerning the Company's 1996 operations from an alternative minimum tax perspective and may be revised at the time the Company prepares its federal income tax return.

     The Company has substantial regular net operating loss carryforwards available. To realize the deferred tax asset fully the Company will need to generate future taxable income of approximately $210.0 million by 2011. Based on the Company's historical pretax earnings, adjusted for significant nonrecurring items such as gains on divestitures, management believes it is more likely than not the Company will realize the benefit of the deferred tax assets, net of the valuation allowance, existing at December 31, 1996. The assumptions used to estimate the realizability of the deferred tax assets are subjective in nature and involve uncertainties and matters with significant judgment. There can be no assurance that the Company will generate any specific level of continuing earnings. The Company will receive benefits in the form of tax credits in the future to the extent of alternative minimum taxes paid.

     The  Company's federal income tax returns for 1991 through 1994 are under
examination  by  the  Internal  Revenue  Service.    Because  many  types  of
transactions are susceptible to varying interpretations under federal income tax laws and regulations, the net operating loss carryforwards and net deferred tax asset reported in the Consolidated Financial Statements could change at a later date upon final determination by the taxing authorities. Management believes the Company will prevail on any significant interpretation issues.

     Corporate expenses represent primarily general administrative expenses associated with holding company activities. During 1996, 1995 and 1994 corporate expenses were $3.2 million, $2.7 million and $1.7 million, respectively.


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The Company's Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of ClubCorp:




Name                                   Age                               Position
-------------------------------------  ---  -------------------------------------------------------------------

Robert H. Dedman, Sr.                   71  Chairman of the Board and Chief Executive Officer
James E. Maser (1) (2) (3) (4) (5)      59  Vice Chairman of the Board
Robert H. Dedman, Jr. (1) (2) (3) (4)   39  President, Chief Operating Officer and Director; Chairman of the
                                            Board and Chief Executive Officer of CCA; Chairman of the Board
                                            and Chief Executive Officer of Club Resorts
James P. McCoy, Jr. (1) (2) (3) (5)     51  Chief Financial Officer, Senior Vice President and Director
John H. Gray (2) (3) (4) (5)            47  Executive Vice President, Chief Administrative Officer and Director
James M. Hinckley (1) (2) (4)           41  Director; President and Chief Operating Officer of CCA
                                            and Club Resorts
Terry A. Taylor (1) (2) (3) (5)         41  Senior Vice President, Secretary, Chief Legal Officer and Director
Mark W. Dietz                           43  Executive Vice President and Director
Albert E. Chew, III (2) (4)             43  Senior Vice President and Director
Randy L. Williams (1) (2)               47  Executive Vice President and Director
Richard S. Poole (2)                    71  Executive Vice President and Director
Jerry W. Dickenson                      56  Director
Nancy M. Dedman                         69  Director
Patricia Dedman Dietz                   41  Director
Robert H. Johnson (2) (4)               50  Director

(1)    Member  of  Investment  Committee
(2)    Member  of  Executive  Committee
(3)    Member  of  Audit  Committee
(4)    Member  of  Human  Resources  Committee
(5)    Member  of  Treasury  Stock  Committee

     The Board of Directors of ClubCorp is currently comprised of 15 directors. All directors of ClubCorp hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Officers for 1997 will be appointed by ClubCorp's Board of Directors in the second quarter of 1997, effective January 1, 1997.

     Robert H. Dedman, Sr. has been Chairman of the Board and Chief Executive Officer of ClubCorp since its inception in 1957. Mr. Dedman is a director of United Meridian Corporation and an advisory director of Stewart Information Services, Inc. The following members of Mr. Dedman's family are also directors and/or officers of the Company: Nancy M. Dedman (wife), Robert H. Dedman, Jr. (son), Patricia Dedman Dietz (daughter) and Mark W. Dietz (son-in-law).

     James E. Maser has been associated with the Company since 1965 and has been a director since 1971, serving as Vice Chairman of the Board of Directors since 1989. Mr. Maser also serves as a director of American Eagle Group, Inc.

     Robert H. Dedman, Jr. joined the Company in 1980 and served as Director of Corporate Planning from 1980 until 1984. From 1984 until 1987, Mr. Dedman was an Associate at Salomon Brothers Inc., specializing in mergers and acquisitions. Mr. Dedman returned to the Company in 1987 as Chief Financial Officer of ClubCorp. Since 1989, Mr. Dedman has served as President, Chief Operating Officer and director of ClubCorp and as Chairman of the Board and Chief Executive Officer of CCA. Mr. Dedman also serves as Chairman of the Board of Club Resorts.

     James P. McCoy, Jr. joined the Company in 1973, and served as Vice President and Treasurer during 1983. He has been a director of ClubCorp since 1994. From 1983 to 1986, Mr. McCoy was the Manager of Corporate Financial Services for Merrill Lynch. Mr. McCoy returned in 1986 as the Treasurer of
ClubCorp  and  has  been  the  Chief Financial Officer of ClubCorp since 1988.

     John    H.  Gray  joined  the Company in 1981 and has been Executive Vice
President, Chief Administrative Officer and a director of ClubCorp since 1989.

     James M. Hinckley joined the Company in 1970, and since that time he has held various positions and offices with the Company. Mr. Hinckley has been a director of ClubCorp since 1989. Mr. Hinckley has also been the President of Club Resorts and Chief Operating Officer since February 1992. Effective January 1, 1995, Mr. Hinckley became President and Chief Operating Officer of all of ClubCorp's domestic operating subsidiaries.

     Terry A. Taylor has been Senior Vice President, Secretary and Chief Legal Officer of ClubCorp since 1990, and has been a director of ClubCorp since January 1994. From 1987 to 1990, Mr. Taylor served as Vice President and General Counsel for a subsidiary of Halliburton Company.

     Mark W. Dietz has been a director of ClubCorp since 1986 and an Executive Vice President of ClubCorp since January 1995. For more than five years prior to February 1992, Mr. Dietz was the owner and principal officer of Concord Realty, Inc., which, prior to its acquisition by ClubCorp, was involved in various real estate activities. Mr. Dietz is married to Patricia Dedman Dietz.

     Albert E. Chew, III joined the Company in 1988 as Director of Human Resources for Club Resorts. In 1992, Mr. Chew was elected as a Vice President of ClubCorp. Mr. Chew has served as a director of ClubCorp since January 1994 and became Senior Vice President of ClubCorp in 1995.

     Randy L. Williams joined the Company in 1976 as a club manager. Since then he has served in various executive capacities with the Company and in 1994 assumed responsibility for all new business development for ClubCorp. Effective January 1995, Mr. Williams became a director and Executive Vice President of ClubCorp.

     Richard S. Poole joined the Company in 1960 and has been a director of ClubCorp since 1969. Mr. Poole served as Executive Vice President of ClubCorp from 1987 through 1989. Since 1989, Mr. Poole has served in various executive capacities with the Company and, beginning in 1995, has resumed serving as Executive Vice President of ClubCorp.

     Jerry W. Dickenson joined the Company in 1969 and has been a director of ClubCorp since 1972. Mr. Dickenson served as Executive Vice President of ClubCorp from 1987 through 1989 and in 1995. Mr. Dickenson was the Chairman of the Board of Club Resorts from 1987 through 1994.

     Nancy    M. Dedman has been a director of ClubCorp since its inception in
1957.

     Patricia Dedman Dietz has been a director of ClubCorp since 1982. Ms. Dietz has been a psychotherapist in private practice for the last 13 years.

     Robert H. Johnson joined the Company in 1975 and has been a director of ClubCorp since 1988. Mr. Johnson served as President and Chief Operating Officer of CCA from 1986 through 1994. Effective January 1, 1995, Mr. Johnson became President and Chief Operating Officer of The International Group of ClubCorp.


ITEM  11.  EXECUTIVE  COMPENSATION
----------------------------------

Summary  Compensation  Table
----------------------------

     The following table sets forth the compensation paid by ClubCorp to its chief executive officer and its four other most highly compensated executive officers (collectively, the "Named Executive Officers") during the years ended
December    31,  1996,  1995  and  1994:


                                             SUMMARY COMPENSATION TABLE

                                                   ANNUAL  COMPENSATION               LONG-TERM  COMPENSATION
                                           ------------------------------------  ----------------------------------
                                                                                      AWARDS             PAYOUTS
                                                                                 -----------------     ------------
                                                                  OTHER ANNUAL      RESTRICTED             LTIP
NAME AND PRINCIPAL POSITION          YEAR   SALARY    BONUS       COMPENSATION   STOCK AWARDS (1)      PAYOUTS (2)
-----------------------------------  ----  --------  --------     -------------  -----------------     ------------


Robert H. Dedman, Sr.                1996  $302,820  $      -     $           -  $               -     $     94,244
 Chairman of the Board and           1995   302,820         -                 -                  -           95,468
   Chief Executive Officer           1994   302,820         -                 -                  -          108,472

Robert H. Dedman, Jr.                1996   288,400         -                 -                  -           75,015
 President, Chief Operating          1995   280,000         -                 -                  -           75,989
   Officer and Director              1994   280,000   150,630                 -                  -           86,331

James M. Hinckley                    1996   283,250         -                 -                  -           66,246
 President of Club Resorts,          1995   275,000         -                 -                  -           67,117
   President of CCA and Director     1994   231,750    50,000                 -                  -           76,251

Robert H. Johnson                    1996   240,400         -                 -                  -           62,883
 President and Chief Operating       1995   233,398         -                 -                  -           63,699
    Officer (foreign operating       1994   233,398         -                 -                  -           72,369
       subsidiaries) and Director

James E. Maser                       1996   213,590         -                 -                  -           68,468
 Vice Chairman of the Board          1995   213,590         -                 -                  -           69,358
                                     1994   213,590         -                 -                  -           78,808



                                       ALL OTHER
NAME AND PRINCIPAL POSITION           COMPENSATION
-----------------------------------  --------------


Robert H. Dedman, Sr.                $    7,000 (3)
 Chairman of the Board and                8,400 (3)
   Chief Executive Officer                7,000 (3)

Robert H. Dedman, Jr.                     8,946 (4)
 President, Chief Operating              14,340 (4)
   Officer and Director                  11,873 (4)

James M. Hinckley                         2,662 (5)
 President of Club Resorts,               1,062 (5)
   President of CCA and Director            558 (5)

Robert H. Johnson                         3,750 (5)
 President and Chief Operating            1,267 (5)
    Officer (foreign operating              554 (5)
       subsidiaries) and Director

James E. Maser                            4,216 (5)
 Vice Chairman of the Board               1,373 (5)
                                            640 (5)


--------------------------

(1) No restricted stock was awarded for 1996, 1995 or 1994. There were no unvested restricted stock awards as of December 31, 1996.

(2) Reflects the dollar value of payouts in 1996, 1995 and 1994 (based upon the Formula Price at the date of the payout) relating to restricted stock awarded for periods prior to 1994, as follows: Robert H. Dedman, Sr. - 9,416 shares in 1994 and 9,415 shares in 1995 and 1996; Robert H. Dedman, Jr. - 7,494 shares in 1994, 1995, and 1996; James M. Hinckley - 6,619 shares in 1994, and 1995 and 6,618 shares in 1996; Robert H. Johnson - 6,282 shares in 1994, 1995, and 1996 and James E. Maser - 6,841 shares in 1994 and 6,840 shares  in  1995  and  1996.

(3) Represents amounts paid to Mr. Dedman for services rendered as a director of Franklin.

(4)      Consists of $646 in 1996, $840 in 1995, and $473 in 1994 in Basic
Matching Contributions and Discretionary Matching Contributions made by ClubCorp on Mr. Dedman's behalf pursuant to the Plan and $8,300 in 1996, $13,500 in 1995 and $11,400 in 1994 paid to Mr. Dedman for services rendered as a director of Franklin.

(5) Represents Basic Matching Contributions and Discretionary Matching Contributions made by ClubCorp on Mr. Hinckley's, Mr. Johnson's, and Mr. Maser's behalf, respectively, pursuant to the Plan.


SAR  Exercise  and  Value  Table
--------------------------------

     The following table summarizes for each Named Executive Officer the aggregated SAR exercises during the fiscal year ended December 31, 1996 and the value of all SARs for each Named Executive Officer as of December 31, 1996:


                              AGGREGATED SAR EXERCISES AND YEAR-END SAR VALUES

                                                         NUMBER OF SHARES                 VALUE OF
                                                         OF COMMON STOCK             UNEXERCISED IN-THE
                                                      UNDERLYING UNEXERCISED             MONEY SARS
                                                         SARS AT YEAR-END              AT YEAR-END (1)
                                                    --------------------------  ----------------------------
                              SHARES
                             ACQUIRED      VALUE
NAME                        ON EXERCISE  REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
--------------------------  -----------  ---------  -----------  -------------  ------------  --------------

Robert H. Dedman, Sr.                 -  $       -            -              -  $          -  $            -
Robert H. Dedman, Jr.                 -          -            -              -             -               -
James M. Hinckley (2)
 Grant of January 1, 1986         6,000     28,800            -              -             -               -
 Grant of January 1, 1987             -          -            -          6,000             -          42,840
 Grant of January 1, 1988             -          -            -          6,000             -          35,220
 Grant of January 1, 1989             -          -            -          6,000             -          33,240
 Grant of January 1, 1990             -          -            -          6,000             -          28,800
Robert H. Johnson (2)
 Grant of January 1, 1986         8,000     38,400            -              -             -               -
 Grant of January 1, 1987             -          -            -          8,000             -          57,120
 Grant of January 1, 1988             -          -            -          8,000             -          46,960
 Grant of January 1, 1989             -          -            -          8,000             -          44,320
 Grant of January 1, 1990             -          -            -          8,000             -          38,400
James E. Maser
 Grant of January 1, 1986         8,000     38,400            -              -             -               -

------------------------
(1) Based upon the difference between the fair market value of the Common Stock on the date of grant and on December 31, 1996. The Formula Price as of December 31, 1996 was $12.04 per share. The fair market value per share of the Common Stock as of January 1, 1987, 1988, 1989 and 1990 was $4.90, $6.17,
$6.50  and  $7.24,  respectively.

(2) These SARs were awarded under the Club Corporation of America Stock Appreciation Rights Program. They vest over a 10-year period with 10% of each SAR vesting on each anniversary of the date of grant. Except under certain circumstances, such as termination of the executive's employment, no payout may be made until a SAR is fully vested (i.e., 10 years after the date of grant). At the time of payout, the Company may pay the value of the SAR in the form of cash or an equivalent number of shares of Common Stock (based upon the fair market value of the Common Stock on the date of payment).


Aggregated  Option  Exercises  and  Fiscal  Year-End  Option  Value  Table
--------------------------------------------------------------------------

     The following table summarizes for each Named Executive Officer, each exercise of stock options during the fiscal year ended December 31, 1996 and the fiscal year-end value of unexercised options:


                             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

                                                    NUMBER OF SHARES                        VALUE OF
                                                     OF COMMON STOCK                   UNEXERCISED IN-THE
                                                  UNDERLYING UNEXERCISED                 MONEY OPTIONS
                                                     OPTIONS AT YEAR-END                  AT YEAR-END
                                               ------------------------------  --------------------------------
                         SHARES
                        ACQUIRED      VALUE
NAME                   ON EXERCISE  REALIZED   EXERCISABLE  UNEXERCISABLE (1)  EXERCISABLE   UNEXERCISABLE (2)
---------------------  -----------  ---------  -----------  -----------------  ------------  ------------------

Robert H. Dedman, Sr.            -  $       -            -                  -  $          -  $                -
Robert H. Dedman, Jr.            -          -       38,000            342,000        72,200             649,800
James M. Hinckley                -          -       38,000            342,000        72,200             649,800
Robert H. Johnson                -          -       12,500            112,500        23,750             213,750
James E. Maser                   -          -            -                  -             -                   -

-----------------
(1) The Club Corporation International Executive Stock Option Plan (the "Option Plan") was adopted August 31, 1995. The Option Plan provides for granting of options to purchase shares of Common Stock to key management personnel at a price not less than the fair market value at the date of grant. The options fully vest 120 days prior to their expiration date. The Option Plan provides for accelerated vesting, not to exceed 10% per year, if the employee maintains a certain performance level as defined in the Option Plan. Each of the named executive officers met the required performance level defined in the Option Plan for the year ended December 31, 1996. Thus, 10% of the shares granted are vested and exercisable. No options were granted to any named executive officer during 1996.

(2) Based upon the difference between the fair market value of the underlying securities and the exercise price of the option. The Formula Price as of December 31, 1996 was $12.04 per share. The exercise price of the option was $10.14.


COMPENSATION  OF  DIRECTORS

     Directors who are not officers of the Company receive $200 for each ClubCorp board meeting attended and $600 for the annual directors' retreat. ClubCorp also reimburses its directors for ordinary and necessary travel expenses incurred in attending such meetings.


COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     In 1996, ClubCorp had no Compensation Committee or other committee of the Board of Directors performing similar functions. Decisions concerning compensation of executive officers were made by the Chairman of the Board and the President of ClubCorp.


EMPLOYMENT  AGREEMENTS;  KEY-MAN  LIFE  INSURANCE

     The Company does not have any material employment agreements with its officers or employees. The Company does have non-disclosure and noncompetition agreements with the majority of its salaried employees, excluding the Chairman of the Board and Chief Operating Officer and certain other executive officers. In addition, the Company does not maintain key-man life insurance policies on any of its officers or employees.


INDEMNIFICATION

     ClubCorp and many of its subsidiaries, including CCA and Club Resorts, have adopted charter and/or bylaw provisions that require such corporations to indemnify, to the maximum extent permissible under applicable law, each of their directors, officers, employees and agents against any liability that they may incur in connection with or resulting from any threatened, pending or completed legal proceeding inquiry or investigation by reason of the fact that any such person is or was a director, officer, employee or agent of the corporation.

     ClubCorp maintains an executive liability and indemnification insurance policy with an annual limit of liability of $5,000,000. The insurance policy generally covers the wrongful acts of the directors and officers of ClubCorp and its subsidiaries (excluding FFFC and Franklin). The policy coverage is subject to a number of exclusions, which include: (1) violations of federal or state securities laws; (2) violations of federal or state antitrust laws;
(3) violations of federal or state environmental laws; (4) violations of ERISA; (5) libel or slander; and (6) stockholder derivative actions. The Company purchases such insurance policy on an annual basis, with the current policy period expiring on October 19, 1997.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of ClubCorp's Common Stock, as of December 31, 1996, by
(i) each Named Executive Officer, (ii) each person or group known by ClubCorp to be the beneficial owner of more than 5.0% of the outstanding Common Stock,
(iii) each director of ClubCorp and (iv) all directors and executive officers of ClubCorp as a group:


                                                             SHARE OF COMMON STOCK
                                                             BENEFICIALLY OWNED (1)
                                                              --------------------
NAME                                                            NUMBER    PERCENT
----                                                          ----------  --------

Robert H. Dedman, Sr. (2)                                     46,002,761     53.9%
James E. Maser (3) (4)                                           299,666        *
Robert H. Dedman, Jr. (5)                                     15,483,940     18.1
James P. McCoy, Jr.                                               14,890        *
John H. Gray (4)                                                   1,784        *
Jerry W. Dickenson (3)                                           249,128        *
James M. Hinckley                                                 29,444        *
Robert H. Johnson                                                 53,530        *
Terry A. Taylor                                                   21,194        *
Albert E. Chew, III (4)                                            2,344        *
Mark W. Dietz (6)                                             15,478,474     18.1
Nancy M. Dedman (2) (7)                                       46,002,761     53.9
Patricia Dedman Dietz (8)                                     15,478,474     18.1
Richard S. Poole                                                 176,314        *
Randy L. Williams                                                 33,539        *

All directors and executive officers as a group (15 persons)  77,847,008     91.2

----------------------
     *    less  than  1.0%

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. All beneficial owners of more than 5.0% of the Common Stock can be contacted at 3030 LBJ Freeway, Suite 700, Dallas, Texas 75234. Percentages are based on 85,393,241 shares of Common Stock outstanding as of December 31, 1996.

(2)     Includes  135,646 shares pledged to a not-for-profit institution.

(3)     Excludes 14,718,027 shares owned by trusts for the benefit of Robert
H. Dedman, Jr. and 14,795,415 shares owned by trusts for the benefit of Patricia Dedman Dietz, for which James E. Maser, and Jerry W. Dickenson, among others, serve as trustees and share voting and investment power.

(4) Excludes 3,590,793 shares owned by the Plan for the benefit of the participants in the Plan, for which James E. Maser, John H. Gray and Albert
E.  Chew,  III  serve  as  the Trustees and share voting and investment power.

(5)     Includes 14,718,027 shares owned by trusts for the benefit of Robert
H. Dedman, Jr. (see note (3) above), and 7,567 shares owned by Robert H. Dedman, Jr.'s wife, Rachael Dedman. Excludes 14,795,415 shares owned by trusts for the benefit of Patricia Dedman Dietz and 55,373 shares owned by trusts for the benefit of the Dietz's minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Robert H. Dedman, Jr. serves as a trustee and shares voting and investment power

(6) Includes 617,854 shares owned by Mark W. Dietz's wife, Patricia Dedman Dietz, 14,795,415 shares owned by trusts for the benefit of Mrs. Dietz (see note (3) above) and 55,373 shares owned by trusts for the benefit of the Dietz's minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Mr. Dietz is a trustee and shares voting and investment power.

(7)     Consists of shares owned by Nancy  M. Dedman's husband, Robert  H.
Dedman,  Sr.

(8)     Includes 9,832 shares owned by Patricia Dedman Dietz's husband, Mark
W. Dietz, 14,795,415 shares owned by trusts for Mrs. Dietz's benefit (see note (3) above), and 55,373 shares owned by trusts for the benefit of the Dietz's minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Mrs. Dietz is a trustee and shares voting and investment power. Excludes 14,718,027 shares owned by trusts for the benefit of Robert
H. Dedman, Jr., for which Mrs. Dietz is a trustee and shares voting and investment power.

     Robert H. Dedman, Sr. and his family currently own approximately 90.5% of the Common Stock. The holders of a majority of the Common Stock can elect all of ClubCorp's directors and approve or disapprove certain fundamental corporate transactions, including a merger or sale of all of the Company's assets. The transfer of a substantial portion of Mr. Dedman's Common Stock, including a transfer upon his death, could result in a change in control of the Company and could affect the management or direction of the Company.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     During the period from January 1, 1996 to March 24, 1997, Robert H. Dedman, Jr., the President, Chief Operating Officer and a director of ClubCorp, sold 15,380 shares of Common Stock, and a trust for his benefit sold 58,300 shares of Common Stock, for consideration of approximately $161,000 and $604,000, respectively. Patricia Dedman Dietz, a director of ClubCorp, sold 13,300 shares of Common Stock, and a trust for her benefit sold 43,600 shares of Common Stock for consideration of approximately $139,000 and $468,000, respectively. A trust for the benefit of Clay and Linda Dedman, brother and sister-in-law of Robert H. Dedman, Sr., sold 9,200 shares of Common Stock for consideration of approximately $97,000. John H. Gray, Chief Administrative Officer and director of ClubCorp, sold 10,000 shares of Common Stock for consideration of approximately $111,000. All of such sales were made at the then-current Formula Price. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters".

     During 1996, the Company incurred approximately $60,000 in expenses for the benefit of Robert H. Dedman, Sr. which were reimbursed by Mr. Dedman.

     On June 15, 1995, Robert H. Dedman, Chairman of the Board and Chief Executive Officer, made loans of $3.0 million and $5.0 million, respectively, to two subsidiaries. The promissory notes bear interest at a variable rate which is a bank's prime rate. Payments of principal and interest are due in monthly installments based on a five year amortization of the original note balances. The notes are due in full on June 15, 2000 and are unsecured. For 1995, payments were made of approximately $992,000 representing principal repayments of approximately $652,000 and interest of approximately $340,000. For 1996, payments were made of approximately $1,962,000 representing principal repayments of approximately $1,405,000 and interest of approximately $557,000.

                                    PART IV


ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE,  AND REPORTS ON FORM 8-K

(a)(1) The following audited Consolidated Financial Statements of ClubCorp and its subsidiaries as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994 are included in this Annual Report on Form 10-K, beginning on Page F-1:

          Independent  auditors'  report

          Consolidated  balance  sheet

          Consolidated  statement  of  operations

          Consolidated  statement  of  stockholders'  equity

          Consolidated  statement  of  cash  flows

          Notes  to  consolidated  financial  statements


(a)(2) The following financial statement schedule is included in this Annual Report on Form 10-K, beginning on Page S-1:

          Independent  auditors'  report  on  financial  statement  schedule

          Schedule  II  Valuation  and  qualifying  accounts

          All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

(a)(3) See Index to Exhibits on page 43. Exhibits 10.4 through 10.7 and Exhibits 10.11 through 10.13 are compensatory plans.

(b)       Reports  on  Form  8-K

          No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 1996.


(c)       Exhibits
          See  Index  to  Exhibits  on  page  43.

(d)       Financial  Statement  Schedule

          The financial statement schedule required by paragraph (d) of Item 14 is presented on page S-2.

SUPPLEMENTAL  INFORMATION

     The Registrant has not furnished to its security holders an annual report covering the Registrant's last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders other than a proxy for the election of officers and directors at the annual shareholders meeting if the security holder did not plan to attend.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLUB  CORPORATION  INTERNATIONAL


By:  *
     ------------------------------------
     Robert  H.  Dedman,  Sr.
     Chairman  of  the  Board  and  Chief
     Executive  Officer

By:  *
     ------------------------------------
     James  P.  McCoy,  Jr.
     Chief  Financial  Officer

By:  /s/  John  H.  Gray
     ------------------------------------
     John  H.  Gray
     Chief  Accounting  Officer

Date:  March  27,  1997
       ----------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




SIGNATURE                                     TITLE                              DATE
---------------------  ---------------------------------------------------  --------------

*                      Chairman of the Board and Chief Executive            March 27, 1997
---------------------  Officer (Principal Executive Officer)
Robert H. Dedman, Sr.

*                      Vice Chairman of the Board                           March 27, 1997
---------------------
James E. Maser

*                      President, Chief Operating Officer and Director      March 27, 1997
---------------------
Robert H. Dedman, Jr.

*                      Senior Vice President, Chief Financial Officer       March 27, 1997
---------------------  and Director (Principal Financial Officer)
James P. McCoy, Jr.

/s/ John H. Gray       Executive Vice President, Chief Administrative       March 27, 1997
---------------------  Officer and Director (Principal Accounting Officer)
John H. Gray

*                      Director                                             March 27, 1997
---------------------
Jerry W. Dickenson

*                      Director                                             March 27, 1997
---------------------
James M. Hinckley

*                      Director                                             March 27, 1997
---------------------
Robert H. Johnson

*                      Senior Vice President, Secretary, Chief Legal        March 27, 1997
---------------------  Officer and Director
Terry A. Taylor

*                      Executive Vice President and Director                March 27, 1997
---------------------
Mark W. Dietz

*                      Senior Vice President and Director                   March 27, 1997
---------------------
Albert E. Chew, III

*                      Director                                             March 27, 1997
---------------------
Nancy M. Dedman

*                      Director                                             March 27, 1997
---------------------
Patricia Dedman Dietz

*                      Executive Vice President and Director                March 27, 1997
---------------------
Richard S. Poole

*                      Executive Vice President and Director                March 27, 1997
---------------------
Randy L. Williams


By:  /s/ John H. Gray
    -----------------
    John H. Gray
    Attorney-in-Fact


---------------------
*        Power of Attorney and Unanimous Written Consent authorizing John  H.
Gray to sign this annual report on Form 10-K on behalf of the directors and certain officers of the Company are being filed with the Securities and Exchange Commission.


                                              INDEX TO EXHIBITS



Exhibit                                                                                          Sequentially
Number      Exhibit                                                                              Number Page
-------     -----------------------------------------------------------------------------------  ------------
3.1*     -  Articles of Incorporation, as amended, of Club Corporation International
3.2*     -  Bylaws, as amended, of Club Corporation International
4.1*     -  Specimen Certificate evidencing Common Stock of Club Corporation International
10.1**   -  ClubCorp Stock Investment Plan, as amended
10.2+    -  Summary Plan Description for ClubCorp Stock Investment Plan
10.3++   -  Executive Liability and Indemnification Policy, effective October 19, 1995
10.4*    -  CCA Executive Bonus Plan for 1993 - 1994
10.5*    -  Club Corporation International Executive Bonus Plan for 1992 - 1994
10.6*    -  CCA Executive Bonus Plan for 1989 - 1990
10.7*    -  Club Corporation of America Stock Appreciation Rights Program
10.8*    -  Form of Stockholder Agreement for Club Corporation International
10.9+    -  ClubCorp Stock Trust, effective January 1, 1995
10.10++  -  First Amendment to the ClubCorp Stock Investment Plan
10.11^   -  Club Corporation International Executive Stock Option Plan
10.12++  -  First Amendment to the Club Corporation International Executive Stock Option Plan
10.13^^  -  ClubCorp Comprehensive Compensation Plan
21.1     -  Subsidiaries of Club Corporation International
23.1     -  Consent of KPMG Peat Marwick LLP
23.3     -  Consent of Houlihan, Lokey, Howard and Zukin
24.1     -  Power of Attorney
24.2     -  Unanimous Written Consent
99.1     -  Opinion of Houlihan, Lokey, Howard and Zukin related to December 31, 1996 valuation of the Common Stock

-----------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-83496).

** Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-89818).

+   Incorporated by reference to the Company's Annual Report on Form 10-K for  the  fiscal  year  ended  December  31,  1994.

++ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

^   Incorporated by reference to the Company's Registration Statement on
Form  S-8  (Registration  No.  33-96568).

^^ Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-08041).



INDEPENDENT  AUDITORS'  REPORT
------------------------------


The  Board  of  Directors
Club  Corporation  International

We have audited the accompanying consolidated balance sheet of Club Corporation International and subsidiaries (ClubCorp) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of ClubCorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClubCorp as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in note 1, ClubCorp changed its method of accounting for the impairment of long-lived assets in 1995 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



               KPMG  Peat  Marwick  LLP




Dallas,  Texas
February  21,  1997


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  BALANCE  SHEET
December  31,  1996  and  1995
(Dollars  in  thousands,  except  share  amounts)



                         Assets                                             1996         1995
                         ------                                          -----------  -----------

Current assets:
 Cash and cash equivalents                                               $   74,454   $   55,910
 Membership and other receivables, net                                       73,139       66,402
 Inventories                                                                 13,886       12,926
 Other assets                                                                14,501       16,557
                                                                         -----------  -----------
     Total current assets                                                   175,980      151,795

Property and equipment, net                                                 663,387      610,426
Other assets                                                                144,517      164,284
Financial services assets                                                   589,482      917,056
                                                                         -----------  -----------
                                                                         $1,573,366   $1,843,561
                                                                         ===========  ===========

       Liabilities and Stockholders' Equity
       ------------------------------------

Current liabilities:
 Accounts payable and accrued liabilities                                $   54,933   $   53,779
 Long-term debt - current portion                                           120,694       79,652
 Other liabilities                                                           44,371       43,772
                                                                         -----------  -----------
     Total current liabilities                                              219,998      177,203

Long-term debt                                                              223,223      233,809
Other liabilities                                                            44,030       50,669
Membership deposits                                                         380,802      362,330
Financial services liabilities                                              549,246      877,345

Redemption value of common stock held by benefit plan                        43,233       35,414

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 90,219,408 issued in 1996 and 1995, 85,393,241 and 85,667,032 outstanding
 in 1996 and 1995, respectively                                                 902          902
Additional paid-in capital                                                   10,380       10,075
Foreign currency translation adjustment                                         (54)         (51)
Unrealized gains or losses on investments in debt and equity securities         (46)     (11,812)
Retained earnings                                                           181,985      176,834
Treasury stock                                                              (37,100)     (33,743)
Redemption value of common stock held by benefit plan                       (43,233)     (35,414)
                                                                         -----------  -----------
     Total stockholders' equity                                             112,834      106,791
                                                                         -----------  -----------
                                                                         $1,573,366   $1,843,561
                                                                         ===========  ===========


See  accompanying  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  OPERATIONS
Years  Ended  December  31,  1996,  1995  and  1994
(Dollars  in  thousands,  except  per  share  amounts)



                                                                               1996           1995           1994
                                                                           -------------  -------------  -------------

Operating revenues                                                         $    756,442   $    732,464   $    679,753
Operating costs and expenses                                                    659,454        652,976        603,022
Selling, general and administrative expenses                                     61,344         66,174         54,315
Impairment loss from assets to be held and used (Note 1)                          2,800         23,000              -
                                                                           -------------  -------------  -------------

Income (loss) from operations                                                    32,844         (9,686)        22,416

Gain on divestitures                                                              5,699          2,441          6,021
Interest and investment income                                                   11,092          9,399          5,535
Interest expense                                                                (29,015)       (27,905)       (18,627)
Other income (expense)                                                           (2,974)            19          1,085
                                                                           -------------  -------------  -------------

Income (loss) from continuing operations before
 income tax provision and minority interest                                      17,646        (25,732)        16,430

Income tax provision                                                             (1,291)          (871)        (1,927)

Minority interest                                                                    98            (98)             -
                                                                           -------------  -------------  -------------

Income (loss) from continuing operations                                         16,453        (26,701)        14,503

Discontinued operations:
 Income (loss) from operations of discontinued financial
   services segment, net of income taxes of $95, $(1,563)
   and $1,522 in 1996, 1995 and 1994, respectively                                1,446            183         (8,968)
 Loss on disposal of financial services segment,
   net of income tax benefit of $8,425 in 1996                                  (13,083)             -              -
                                                                           -------------  -------------  -------------
                                                                                (11,637)           183         (8,968)
                                                                           -------------  -------------  -------------

Income (loss) before extraordinary item                                           4,816        (26,518)         5,535

Extraordinary item - gain on extinguishment of debt, net of income taxes
 of $83, $63 and $217 in 1996, 1995 and 1994, respectively                          335            250            867
                                                                           -------------  -------------  -------------

Net income (loss)                                                          $      5,151   $    (26,268)  $      6,402
                                                                           -------------  -------------  -------------


Earnings per share:

Income (loss) from continuing operations                                   $        .19   $       (.31)  $        .16
Discontinued operations                                                            (.13)             -           (.10)
Extraordinary item - gain on extinguishment of debt                                   -              -            .01
                                                                           -------------  -------------  -------------
Net income (loss)                                                          $        .06   $       (.31)  $        .07
                                                                           =============  =============  =============


See  accompanying  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
Years  Ended  December  31,  1996,  1995  and  1994
(Dollars  in  thousands,  except  share  amounts)

                                                  Common  stock  (100,000,000  shares
                                              authorized,  par  value  $0.01  per  share)
     -                                       --------------------------------------------
                                                                                                           Foreign
                                                          Treasury                         Additional     Currency
                                               Shares      Stock        Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding   Value     Capital     Adjustment
                                             ----------  ----------  ------------  ------  -----------  -------------

Balances at December 31, 1993                90,219,408  3,809,503    86,409,905   $  902  $     8,352  $        140
Net income                                            -          -             -        -            -             -
Purchase of treasury stock                            -    508,836      (508,836)       -            -             -
Reissuance of treasury stock                          -    (20,532)       20,532        -           85             -
Stock issued in connection with bonus plans           -   (201,454)      201,454        -          946             -
Foreign currency translation adjustment               -          -             -        -            -            32
Market adjustment                                     -          -             -        -            -             -
Change in redemption value                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1994                90,219,408  4,096,353    86,123,055   $  902  $     9,383  $        172

Net loss                                              -          -             -        -            -             -
Purchase of treasury stock                            -    653,689      (653,689)       -            -             -
Reissuance of treasury stock                          -    (25,399)       25,399        -           72             -
Stock issued in connection with bonus plans           -   (172,267)      172,267        -          620             -
Foreign currency translation adjustment               -          -             -        -            -          (223)
Market adjustment                                     -          -             -        -            -             -
Change in redemption value                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1995                90,219,408  4,552,376    85,667,032   $  902  $    10,075  $        (51)

NET INCOME                                            -          -             -        -            -             -
PURCHASE OF TREASURY STOCK                            -    408,487      (408,487)       -            -             -
REISSUANCE OF TREASURY STOCK                          -    (24,258)       24,258        -           71             -
STOCK ISSUED IN CONNECTION WITH BONUS PLANS           -   (110,438)      110,438        -          234             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -        -            -            (3)
MARKET ADJUSTMENT                                     -          -             -        -            -             -
CHANGE IN REDEMPTION VALUE                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
BALANCES AT DECEMBER 31, 1996                90,219,408  4,826,167    85,393,241   $  902  $    10,380  $        (54)
                                             ----------  ----------  ------------  ------  -----------  -------------


                                                Unrealized                                Redemption
                                              Gains or Losses                              Value of
                                              on Investments                                Common
                                                in Debt and                                 Stock            Total
                                                  Equity         Retained    Treasury      Held by       Stockholders'
                                                Securities       Earnings     Stock      Benefit Plan       Equity
                                             -----------------  ----------  ----------  --------------  ---------------

Balances at December 31, 1993                $            376   $ 196,700   $ (24,136)  $     (41,165)  $      141,169
Net income                                                  -       6,402           -               -            6,402
Purchase of treasury stock                                  -           -      (5,958)              -           (5,958)
Reissuance of treasury stock                                -           -         143               -              228
Stock issued in connection with bonus plans                 -           -       1,276               -            2,222
Foreign currency translation adjustment                     -           -           -               -               32
Market adjustment                                      (3,142)          -           -               -           (3,142)
Change in redemption value                                  -           -           -           4,053            4,053
                                             -----------------  ----------  ----------  --------------  ---------------
Balances at December 31, 1994                $         (2,766)  $ 203,102   $ (28,675)  $     (37,112)  $      145,006

Net loss                                                    -     (26,268)          -               -          (26,268)
Purchase of treasury stock                                  -           -      (6,487)              -           (6,487)
Reissuance of treasury stock                                -           -         184               -              256
Stock issued in connection with bonus plans                 -           -       1,235               -            1,855
Foreign currency translation adjustment                     -           -           -               -             (223)
Market adjustment                                      (9,046)          -           -               -           (9,046)
Change in redemption value                                  -           -           -           1,698            1,698
                                             -----------------  ----------  ----------  --------------  ---------------
Balances at December 31, 1995                $        (11,812)  $ 176,834   $ (33,743)  $     (35,414)  $      106,791

NET INCOME                                                  -       5,151           -               -            5,151
PURCHASE OF TREASURY STOCK                                  -           -      (4,356)              -           (4,356)
REISSUANCE OF TREASURY STOCK                                -           -         183               -              254
STOCK ISSUED IN CONNECTION WITH BONUS PLANS                 -           -         816               -            1,050
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                     -           -           -               -               (3)
MARKET ADJUSTMENT                                      11,766           -           -               -           11,766
CHANGE IN REDEMPTION VALUE                                  -           -           -          (7,819)          (7,819)
                                             -----------------  ----------  ----------  --------------  ---------------
BALANCES AT DECEMBER 31, 1996                $            (46)  $ 181,985   $ (37,100)  $     (43,233)  $      112,834
                                             -----------------  ----------  ----------  --------------  ---------------


See  accompanying  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
Years  Ended  December  31,  1996,  1995  and  1994
(Dollars  in  thousands)



                                                                   1996        1995        1994
                                                                ----------  ----------  ----------

Cash flows from operations:
 Net income (loss)                                              $   5,151   $ (26,268)  $   6,402
 Adjustments to reconcile net income (loss) to cash flows
   provided from operations:
   Depreciation and amortization                                   48,948      49,335      40,304
   Impairment loss from assets to be held and used                  2,800      23,000           -
   Gain on divestitures                                            (5,699)     (2,441)     (6,021)
   Extraordinary item - gain on extinguishment of debt               (418)       (313)     (1,084)
   Equity in (earnings) losses and write-downs of investments
     in partnerships and joint ventures                            (2,778)     (2,069)        465
   Decrease in real estate held for sale                           16,919      15,380       2,827
   Net change in membership and other receivables, net             (6,966)        479      (5,261)
   Net change in accounts payable and accrued liabilities           6,055      10,635       5,129
   Net change in deferred membership dues                          (2,496)    (10,177)     (2,956)
   Other                                                              884     (10,584)       (285)
   Net change in operating assets of discontinued operations       17,067         387       8,125
                                                                ----------  ----------  ----------
       Cash flows provided from operations                         79,467      47,364      47,645

Cash flows from investing activities:
 Additions to property and equipment                              (52,288)    (71,000)    (71,613)
 Development costs for real estate held for sale                  (17,329)    (12,509)       (420)
 Acquisition of facilities                                        (39,685)    (25,529)    (62,917)
 Investment in joint ventures                                        (747)     (1,000)    (12,100)
 Proceeds from disposition of assets and subsidiaries, net          1,216       2,443         351
 Sales of investment securities                                     4,146      10,930           -
 Purchases of investment securities                                (2,825)     (2,997)     (8,703)
 Other                                                              5,364       3,963      (2,558)
 Investing activities of discontinued operations                  305,772     247,085     383,073
                                                                ----------  ----------  ----------
       Cash flows provided from investing activities              203,624     151,386     225,113

Cash flows from financing activities:
 Borrowings of long-term debt                                      57,606      78,626      92,359
 Repayments of long-term debt                                     (33,336)    (56,213)    (30,908)
 Increase in membership deposits                                   26,487      31,466      28,270
 Treasury stock transactions, net                                  (4,102)     (6,231)     (5,730)
 Financing activities of discontinued operations                 (324,834)   (232,452)   (415,727)
                                                                ----------  ----------  ----------
       Cash flows used by financing activities                   (278,179)   (184,804)   (331,736)
                                                                ----------  ----------  ----------

Total net cash flows                                                4,912      13,946     (58,978)
                                                                ----------  ----------  ----------
Net cash flows from discontinued operations                       (13,632)     15,203     (33,497)
                                                                ----------  ----------  ----------
Net cash flows from continuing operations                       $  18,544   $  (1,257)  $ (25,481)
                                                                ==========  ==========  ==========

See accompanying Notes 2, 3, 4, 8, 11, 12 and 13 for supplemental disclosure of non-cash activities.
See  accompanying  notes  to  consolidated  financial  statements.

CLUB  CORPORATION  INTERNATIONAL
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------
Consolidation
-------------
The consolidated financial statements include the accounts of Club Corporation International (Parent) and its subsidiaries (collectively ClubCorp) except for certain subsidiaries of Franklin Federal Bancorp, a Federal Savings Bank (Franklin). In the first quarter of 1996, Franklin's Board of Directors passed a resolution to solicit offers to sell Franklin. This resolution was subsequently approved by the Board of Directors of First Federal Financial Corporation, the parent company of Franklin and a subsidiary of Parent. On August 7, 1996, Franklin entered into an agreement to sell certain assets and transfer certain liabilities of Franklin. The sale was approved by regulators and finalized on January 2, 1997. Thus, Franklin is classified as a discontinued operation (Note 2) and Franklin's assets, liabilities, income
(loss) from operations and cash flow activity are segregated in the accompanying financial statements. Unless otherwise indicated, all financial information in the Notes to the Consolidated Financial Statements excludes the discontinued operation.

Investments in affiliates are accounted for on the equity method. Under the equity method, original investments are recorded at cost and are adjusted by the company's share of the undistributed earnings or losses of these affiliates (Note 4). All material intercompany balances and transactions have been eliminated.

No minority interest is recorded for minority stockholders of two resort subsidiaries and four real estate development subsidiaries because of deficit capital positions and a joint venture partner's deficit capital position. The deficit capital position of the joint venture partner is included as a reduction of other liabilities. Minority stockholders' share of these entities' cumulative and 1996 losses which approximate $8,189,000 and $1,917,000, respectively, have been charged to ClubCorp. Future earnings of these subsidiaries will be credited to ClubCorp to the extent of minority interest losses previously absorbed.

Nature  of  operations
----------------------
Club Corporation International is a holding company incorporated under the laws of the State of Nevada that, through its subsidiaries, has operated in two distinct business segments, hospitality and financial services. The hospitality segment involves the operation of private clubs (including city, city/athletic, athletic and country clubs), resorts, golf clubs and public golf facilities through sole ownership, partial ownership (including joint venture interests) and management agreements. The Company's primary sources of revenue in its hospitality segment include membership dues and fees, food and beverage sales and revenues from golf operations and lodging facilities. The Company also receives management fees with respect to facilities that it manages for third parties.

The financial services segment is presented as discontinued operations for financial reporting purposes.

Fiscal  year
------------
The accounts of Franklin are included for all of calendar years 1996, 1995 and 1994. The subsidiaries comprising the hospitality segment remain primarily on a 52/53 week fiscal year and the accounts of those subsidiaries are included for the years ended December 25, 1996, December 27, 1995 and December 28, 1994. Acquisitions, divestitures and other material transactions of the hospitality segment during the period from December 25, 1996 to December 31, 1996, December 27, 1995 to December 31, 1995 and December 28, 1994 to December 31, 1994 have been recorded in these statements.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash  and  cash  equivalents
----------------------------
ClubCorp's policy is to invest cash in excess of operating requirements in income producing investments. For purposes of the consolidated statement of cash flows, cash and cash equivalents include cash on hand and interest-bearing deposits in financial institutions, substantially all of which have maturities of three months or less.

Impairment  of  long-lived  assets  and  intangible  assets
-----------------------------------------------------------
In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

ClubCorp adopted SFAS 121 for the year ended December 31, 1995 which resulted in an impairment loss from assets to be held and used of $23,000,000. An additional impairment loss of $2,800,000 was recorded for the year ended December 31, 1996. The impairment losses are reported separately in the consolidated statement of operations.

ClubCorp assessed the recoverability of long-lived assets by determining whether the fixed asset balance plus any intangibles for each property could be recovered over its remaining life through undiscounted future operating cash flows. Fair value, for purposes of calculating impairment, was measured based on discounted future operating cash flows using a risk-adjusted discount rate. Events or changes in circumstances identified indicating that the carrying amount of certain long-lived assets may not be recoverable were primarily decreases in the market values of assets and current period cash flow deficits combined with historical cash flow deficits and forecasts of continuing deficits. Impaired assets identified were property and equipment including land and land improvements, buildings, leasehold improvements, and furniture and equipment for certain properties. No intangible assets were associated with these properties. ClubCorp believes that no impairment has occurred related to any of its intangible assets.

Identifiable intangibles represent primarily the excess cost over fair value of net assets of businesses acquired and public golf leasehold interests which are amortized using the straight-line method over 5 to 40 years.

Property  and  equipment
------------------------
Property and equipment is stated at cost. Land and land improvements include nondepreciable golf course improvements including fairways, roughs and trees.

ClubCorp capitalizes costs which both materially add value and appreciably extend the useful life of an asset. With respect to golf course improvements, only costs associated with original construction, complete replacements, or the addition of new trees, sandtraps, fairways or greens are capitalized. All other related costs are expensed as incurred.

Depreciation is provided primarily using the straight-line method based on the following estimated useful lives:



Depreciable land improvements             20 years
Building and recreational facilities      40 years
Furniture and fixtures                3 - 10 years
Machinery and equipment               3 - 10 years

Leasehold  improvements  and  assets  under  capital  leases  are    amortized
generally over the period of the respective leases using the straight-line method.

Inventories
-----------
Inventories, which consist primarily of food and beverage and merchandise held for resale, are stated at the lower of cost (first-in, first-out method) or market value.

Real  estate  held  for  sale
-----------------------------
Real estate held for sale consists primarily of land, land development costs and related amenities if they are to be left with the project upon completion. Costs are allocated to project components based on the specific identification method whenever possible. Otherwise, costs are allocated based on their relative sales value. At December 31, 1996 and December 31, 1995, real estate held for sale was $34,869,000 and $42,235,000, respectively and is included in other non-current assets in the accompanying financial statements.

Sales of real estate generally are accounted for under the full accrual method. Under that method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. One real estate subsidiary has a project that is accounted for under the percentage-of-completion method since the subsidiary has material obligations under sales contracts to provide improvements after the property is sold. Under the percentage-of-completion method, the gain on the sale is recognized as the related obligations are fulfilled.

Income  taxes
-------------
Income taxes are accounted for using the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Deferred  membership  dues
--------------------------
Deferred membership dues represents lifetime membership dues and prepaid dues. Deferred membership dues are recognized as income using the straight-line method over 20 years, the estimated average life of a lifetime membership. Prepaid dues are recognized as income over the prepayment period.

Membership  deposits
--------------------
Membership deposits represent advance initiation deposits paid by members upon acceptance as a member by subsidiaries. Membership deposits are generally due and payable 30 years from the date of acceptance. At year-end 1996, the amount of membership deposits contractually due and payable during the next 5 years is not significant.

Foreign  currency  translation
------------------------------
Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at year-end. All foreign income and expenses are translated at the weighted average exchange rates during the year.

Translation gains and losses are reported separately as a component of stockholders' equity. Realized foreign currency transaction gains and losses are reflected in the statement of operations.

Treasury  stock
---------------
Purchases of treasury stock are recorded at the cost of the shares acquired. When treasury stock is subsequently issued, the difference between the cost of shares issued, using the average cost method, and the sales price is charged or credited to additional paid-in capital.

Stock-based  compensation
-------------------------
In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages, but does not require, a method of accounting for employee stock option plans which results in compensation expense being recognized when stock options are granted based on their fair value. Companies which elect not to adopt the new method for the financial statements are required to disclose the proforma effect on net income and earnings per share as if the fair value method of accounting had been applied. ClubCorp will continue to account for the stock-based awards using the requirements of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and provide the required fair value disclosures in the notes to the consolidated financial statements (Note 9).

Divestiture  of  subsidiaries
-----------------------------
Gain on divestitures includes gains and losses from the disposition of assets and subsidiaries. Subsidiaries are divested when management determines they will be unable to provide a positive contribution to cash flows in future periods. Gains from divestitures are generally recognized in the period in which operations cease and losses are recognized when they become apparent.

Earnings  per  share
--------------------
Earnings per share is computed using the weighted average number of common shares outstanding of 85,601,163, 86,141,082, and 86,540,640 for 1996, 1995
and 1994, respectively. Outstanding common stock equivalents, consisting of contingent shares from deferred stock bonus plans (Note 9), do not have a material dilutive effect on earnings per share.

Reclassifications
-----------------
Certain amounts previously reported have been reclassified to conform with the current year presentation.
CLUB  CORPORATION  INTERNATIONAL


NOTE  2.  DISCONTINUED  OPERATIONS
----------------------------------
The  financial  services  assets,  financial  services  liabilities and income
(loss) from discontinued operations are segregated in the accompanying financial statements, net of minority interest. The condensed balance sheet and statement of operations of the discontinued segment are as follows (dollars in thousands):


     Balance  Sheet
     --------------


                                        1996      1995
                                      --------  --------

              Assets
              ------
Cash and cash equivalents             $ 37,852  $ 51,484
Mortgage-backed securities              67,088   379,527
Loans receivable, net                  419,106   406,883
Other assets                            65,436    79,162
                                      --------  --------
                                      $589,482  $917,056
                                      ========  ========

Liabilities and Stockholders' Equity
------------------------------------
Deposits                              $516,292  $566,083
Federal Home Loan Bank advances          3,153   280,400
Other liabilities                       19,742    20,934
Stockholders' equity                    50,295    49,639
                                      --------  --------
                                      $589,482  $917,056
                                      ========  ========


     Statement  of  Operations
     -------------------------


                                   1996       1995      1994
                                 ---------  --------  ---------

Net interest income              $ 20,308   $17,607   $ 16,072
Other income (loss)               (16,902)    5,080      5,989
Other expenses                     26,472    20,895     34,793
Income tax (provision) benefit      8,520    (1,563)     1,522
                                 ---------  --------  ---------
 Net income (loss)                (14,546)      229    (11,210)
                                 ---------  --------  ---------
Minority interest                  (2,909)       46     (2,242)
                                 ---------  --------  ---------
ClubCorp's interest              $(11,637)  $   183   $ (8,968)
                                 =========  ========  =========

ClubCorp's stockholders' equity includes $46,000 in 1996 and $12,206,000 in 1995 of unrealized losses on Franklin's investment portfolio. This amount represents ClubCorp's interest in the unrealized losses of Franklin's investments in investment securities classified as available for sale.

On August 7, 1996, Franklin entered into an agreement to sell certain assets and transfer certain liabilities of Franklin to Norwest Corporation pending regulatory approval. The sale was consummated on January 2, 1997 for $89,968,000. Sales proceeds of $4,000,000 were escrowed representing the maximum contractual obligation of Franklin arising from any claims which could be asserted by Norwest Corporation against Franklin based on the representations, warranties, and covenants provided in the agreement. As the contingency periods expire, within one year of the closing date, Franklin will receive the remaining balance of the escrowed funds. Due to the contingencies involved, management cannot determine the ultimate amount of the gain to be recognized; however, ClubCorp's estimated net gain on this transaction, net of taxes and minority interest, is expected to be approximately $23,000,000.

In conjunction with the sale, Franklin's Board of Directors made a decision to sell the fixed-rate mortgage-backed securities and use the funds to prepay the Federal Home Loan Bank (FHLB) advances. A write down valuation of the portfolio was recorded due to the decision to sell the fixed-rate mortgage-backed securities and the decline in their value deemed other than temporary. Losses recognized as of December 31, 1996 on the sale of fixed-rate mortgage-backed securities and write down on the remaining securities to be sold totaled $21,500,000. The proceeds on the sale of these investments allowed Franklin to prepay a majority of the FHLB advances.


NOTE  3.  ACQUISITIONS
----------------------
During 1996, ClubCorp purchased substantially all the assets of three golf clubs, two country clubs and two resorts. ClubCorp previously leased one of the resorts.

During 1995, ClubCorp purchased substantially all of the assets of four country clubs, a fitness and tennis center and the remaining 49% minority interest of stock in a corporation which operates eight public golf facilities. ClubCorp previously consolidated the public golf subsidiary. In addition, ClubCorp exercised an option from a 1994 real estate development acquisition to purchase additional land.

During 1994, ClubCorp purchased the remaining 50% of the assets of a country club from its joint venture partner and substantially all the assets of three country clubs, three public golf courses, one city club, one ski resort and one real estate development. The ski resort assets include an 80% interest in the surface rights of a ski complex and the lessor's rights to a hotel, golf course, commercial and residential property. In addition, ClubCorp has guaranteed to purchase up to $5,860,000 of surrounding real estate within the next ten years. The purchase price of the real estate is contingent on the market value of the property at the future purchase date. Due to this contingency, no liability was recorded for the guaranty. ClubCorp has majority ownership and controls the daily operations; therefore, the ski resort is consolidated in the accompanying financial statements. In addition, ClubCorp entered into a partnership agreement for the development of a country club and accompanying residential developments. ClubCorp, as the general and a limited partner in the partnership, has 51% voting interest and control of daily operations; therefore the partnership is consolidated in the accompanying financial statements.

These acquisitions were accounted for using the purchase method and, accordingly, the acquired assets and liabilities were recorded based on their estimated fair values at the dates of acquisition. A summary of the combined assets and liabilities on the acquisition dates is as follows (dollars in thousands):


                                  1996     1995      1994
                                --------  -------  --------

Inventories and other assets    $ 1,227   $ 2,584  $  7,498
Property and equipment           46,439    21,256    84,022
Excess of cost over net assets
 acquired, net                    7,754    14,659    14,895
Deposit on purchase              (5,000)    5,000         -
                                --------  -------  --------
   Total assets acquired        $50,420   $43,499  $106,415
                                ========  =======  ========

Accounts payable and
 accrued liabilities            $   591   $   371  $  5,068
Long-term debt                    8,310     1,474    28,098
Membership deposits                   -    15,479     6,050
Other liabilities                 1,834       646     4,282
                                --------  -------  --------
   Total liabilities assumed    $10,735   $17,970  $ 43,498
                                ========  =======  ========

   Cash paid                    $39,685   $25,529  $ 62,917
                                ========  =======  ========

The deposit on purchase is an advance payment made in 1995 on the purchase of a golf club. The purchase was finalized during 1996.

The following unaudited proforma financial information for ClubCorp assumes the acquisitions in 1996 and 1995 occurred at the beginning of their respective acquisition year and the preceding year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):


                                            1996      1995
                                          --------  ---------

Operating revenues                        $771,602  $764,502
                                          ========  =========

Income (loss) before extraordinary item   $  4,962  $(26,423)
                                          ========  =========

Net income (loss)                         $  5,297  $(26,173)
                                          ========  =========

Net income (loss) per share               $    .06  $   (.30)
                                          ========  =========


NOTE  4.  INVESTMENTS  IN  AFFILIATES
-------------------------------------
During 1996, ClubCorp entered into joint venture agreements to build and operate a city club and a golf club. In addition, ClubCorp sold 50% of the stock of a previously wholly-owned subsidiary which operates a country club in exchange for cash and debt forgiveness.

ClubCorp's other investments in affiliates include joint venture agreements for the operation of four real estate developments, two country clubs, a golf club, a resort and a city club.

ClubCorp does not have operational or financial control over these entities; therefore the entities are accounted for using the equity method and the investment balances are included in other non-current assets in the accompanying financial statements.

A summary of the significant financial information of affiliated companies accounted for on the equity method is as follows (dollars in thousands):


                                              1996     1995
                                             -------  -------

Cash                                         $ 5,488  $ 6,416
Fixed assets, net                             42,709   35,495
Land held for resale                           7,923    9,656
Other assets                                  18,325   12,466
                                             -------  -------
   Total assets                              $74,445  $64,033
                                             =======  =======

Long-term debt                               $15,296  $13,806
Membership deposits                           10,082    7,913
Other liabilities                             13,917    7,178
Venturers' capital                            35,150   35,136
                                             -------  -------
   Total liabilities and venturers' capital  $74,445  $64,033
                                             =======  =======

Operating revenues                           $51,639  $35,978
Gross profit                                 $18,371  $10,542
Income before extraordinary item             $ 6,982  $ 4,998
Net income                                   $ 6,982  $ 4,998

ClubCorp's equity in:
 Net assets                                  $18,017  $17,873
 Net income                                  $ 2,778  $ 2,069


NOTE  5.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
-------------------------------------------------
Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time ClubCorp's entire holdings of a particular financial instrument. Because no market exists for certain financial instruments, fair value estimates are based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates. The fair value and carrying amount of financial instruments at year-end are summarized as follows (dollars in thousands):


                                1996                  1995
                        ---------------------  ---------------------
                                   ESTIMATED              Estimated
                        CARRYING      FAIR     Carrying      Fair
                         AMOUNT      VALUE      Amount      Value
                        ---------  ----------  ---------  ----------

Financial assets:
 Cash and cash
   equivalents          $  74,454  $   74,454  $  55,910  $   55,910

Financial liabilities:
 Long-term debt           343,917     340,196    313,461     310,967
 Membership deposits      380,802      98,180    362,330     107,625

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash  and  cash  equivalents
----------------------------
The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Long-term  debt
---------------
Fair values for fixed rate and other obligations are based on the discounted value of contractual cash flows using ClubCorp's incremental borrowing rates for similar types of debt arrangements. ClubCorp's fluctuating rate and capital lease obligations' carrying amounts approximate fair value.

Membership  deposits
--------------------
The fair value of membership deposits is estimated at the assumed purchase price for essentially risk free U.S. Treasury securities that would be required to extinguish future maturities of membership deposits in a manner similar to an in-substance defeasance. These assumptions are only used to estimate fair value; management has no intention to defease these obligations.


NOTE  6.  PROPERTY  AND  EQUIPMENT
----------------------------------
Property and equipment consists of the following at year-end (dollars in thousands):


                                              1996        1995
                                           ----------  ----------

Land and land improvements                 $ 283,260   $ 237,622
Buildings and recreational facilities        295,114     270,713
Leasehold improvements                        98,416     101,151
Furniture and fixtures                        92,883      88,055
Machinery and equipment                      151,986     135,643
Construction in progress                      18,824      24,824
                                           ----------  ----------
                                             940,483     858,008
Accumulated depreciation and amortization   (277,096)   (247,582)
                                           ----------  ----------
                                           $ 663,387   $ 610,426
                                           ==========  ==========


NOTE  7.  CURRENT  LIABILITIES
------------------------------
Current liabilities consist of the following at year-end (dollars in thousands):


                                              1996      1995
                                            --------  --------

Accounts payable                            $ 29,040  $ 28,752
Accrued compensation and employee benefits    13,764    11,947
Other accrued liabilities                     12,129    13,080
                                            --------  --------
 Accounts payable and accrued liabilities     54,933    53,779

 Long-term debt - current portion            120,694    79,652

Deferred membership dues                      10,936    12,549
Other deferred revenue                        17,131    12,154
Property taxes payable                        12,337    11,776
Other current liabilities                      3,967     7,293
                                            --------  --------
 Other liabilities                            44,371    43,772
                                            --------  --------

   Total current liabilities                $219,998  $177,203
                                            ========  ========


NOTE  8.  LONG-TERM  DEBT  AND  OPERATING  LEASES
-------------------------------------------------
Long-term borrowings are summarized below with weighted average interest rates of 8.5% and 8.7% at year-end 1996 and 1995, respectively, and the range of maturity dates in parentheses (dollars in thousands):


                                               1996      1995
                                             --------  --------

Notes payable to financial institutions:
   Fixed rate (1996-2016)                    $ 74,514  $ 64,600
   Fluctuating rate (1996-2014)               206,064   182,224
Notes payable to developers and landlords:
   Fixed rate (1996-2007)                      10,745    11,617
   Fluctuating rate (1996)                          -       592
Capital lease obligations (1996-2068)          12,673    14,266
Other obligations (1996-2006)                  39,921    40,162
                                             --------  --------
                                              343,917   313,461
Less current portion                          120,694    79,652
                                             --------  --------
                                             $223,223  $233,809
                                             ========  ========

Certain real and personal property and equipment of the Parent's subsidiaries are pledged as collateral on their long-term debt.

As the result of operating performance of certain subsidiaries, at year-end 1996 and subsequently, certain subsidiaries were not in compliance with debt covenants due to non-payment of principal due on long-term debt and covenants relating to financial ratios totaling $5,472,000 and $5,318,000, respectively.

A subsidiary of Parent maintains an external bridge financing agreement with a financial institution. The bridge financing arrangement is a "guidance line", styled as a promissory note, and is due on a short-term basis up to a maximum of $75,000,000. Borrowings are generally renewed as they become due; therefore, the subsidiary does not expect to be required to repay the outstanding borrowings within the next twelve months. As of December 31, 1996 and 1995, $65,799,000 and $45,799,000, respectively, is outstanding and included in the current portion of long-term debt in the accompanying financial statements. An additional $8,653,000 and $7,877,000 in 1996 and 1995, respectively, is considered outstanding under this agreement for loan guarantees and unused letters of credit. ClubCorp repaid $49,475,000 in January 1997 with the proceeds from the sale of Franklin (Note 2).

The amounts of long-term debt maturing in each of the 4 years subsequent to 1997 are as follows (dollars in thousands):


Year
----

1998  $54,861
1999   47,300
2000   49,278
2001   22,005

The provisions of certain subsidiary lending agreements limit the amount of dividends that may be paid to Parent. Under the most restrictive of these limitations, at year-end 1996, approximately $80,000,000 of retained earnings was available for the declaration of dividends to Parent.

During 1996, 1995 and 1994, certain subsidiaries recognized extraordinary gains on early extinguishment of debt by satisfying long-term obligations and accrued interest payable of $590,000, $578,000 and $1,210,000 for cash payments of $172,000, $265,000 and $126,000, respectively.

The  amount  of  cash  paid  for  interest  approximates  interest  expense.

ClubCorp leases operating facilities under agreements ranging from 1 to 46 years. These agreements normally provide for minimum rentals plus executory costs. In some cases, ClubCorp must pay contingent rent generally based on a percentage of gross receipts or positive cash flow as defined in the lease agreements. Future minimum lease payments required at year-end 1996 under operating leases for buildings and recreational facilities with initial noncancelable lease terms in excess of one year are as follows (dollars in thousands):


Year
----

1997                  $ 21,718
1998                    21,290
1999                    20,619
2000                    19,999
2001                    19,634
Thereafter             114,065
                      --------
Total future minimum
   payments required  $217,325
                      ========

Total facility rental expense (including contingent rent) during 1996, 1995 and 1994 was $35,816,000, $39,647,000 and $37,324,000, respectively.
Contingent  rent  during  1996,  1995 and 1994 was $7,565,000, $11,727,000 and
$7,758,000,  respectively.


NOTE  9.  BENEFIT  PLANS
------------------------
ClubCorp maintains a qualified contributory profit sharing plan covering substantially all eligible employees of its various domestic subsidiaries that elect to participate. The profit sharing plan allows participants to contribute a maximum of 6% of their annual compensation. Participant contributions are matched by the participating subsidiary ranging from 20% of the participant's contributions to 50% based on improvements in the value of ClubCorp's common stock.

All of the assets of the plan are invested in ClubCorp common stock, except for temporary investments of cash. Since ClubCorp's common stock is not publicly traded, ClubCorp has granted the trustees of the plan the right to require ClubCorp to purchase ClubCorp common stock held by the plan (3,590,793 and 3,537,855 shares at December 31, 1996 and 1995, respectively) at the current appraised value ($12.04 and $10.01 at December 31, 1996 and 1995, respectively) as necessary in order to meet the requirements of the Employment Retirement Income Security Act and the plan. Accordingly, the redemption value of ClubCorp's common stock held by the benefit plan has been reclassified out of stockholders' equity in the accompanying consolidated balance sheet. This redemption right has never been exercised by the trustees, and management does not believe that the trustees have any intention to exercise the redemption right in the foreseeable future.

ClubCorp maintains a second qualified contributory profit sharing plan for all eligible employees of certain domestic subsidiaries. The plan allows participants to invest their contributions among five investment fund options.

The Club Corporation International Executive Stock Option Plan was adopted August 31, 1995. Under the plan, 4,000,000 options to purchase shares of common stock may be granted to key management personnel at a price not less than fair market value at the date of grant. The options fully vest 120 days prior to their expiration date. The plan provides for accelerated vesting, not to exceed 10% per year, if the employee maintains a certain performance level as defined in the plan. Employees are required to maintain a minimum ownership level of company stock holdings, as set forth in the plan, to sell stock acquired from exercised options. In August 1995, 2,945,000 options were granted at $10.14 per share with an expiration date of December 31, 2009. In January 1996, an additional 190,000 options were granted at $10.01 per share with an expiration date of December 31, 2010.

ClubCorp applies APB 25 in accounting for the plan therefore, no compensation expense has been recognized for the options. In accordance with the requirements of SFAS 123, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions for the 1996 and 1995 grants: risk-free interest rates of 5.6% and 6.6%, respectively, an expected volatility of 25%, an expected life of 10 years and zero dividend yield. A summary of the status of the options outstanding as of December 31, 1996 and 1995 and changes during the years ending on those dates is as follows:


                                     1996                    1995
                            ----------------------  -----------------------
                                         EXERCISE                  Exercise
                              SHARES       PRICE      Shares        Price
                            -----------  ---------  ----------     --------

Outstanding at beginning
 of year                     2,945,000   $   10.14           -  $         -
Granted                        190,000       10.01   2,945,000        10.14
Forfeited                     (125,000)      10.14           -            -
                            -----------             ----------
Outstanding at end of year   3,010,000               2,945,000
                            ===========             ==========

Options exercisable at
 year-end                      282,000                       -

Fair value of options
 granted during the year    $     5.05              $     5.33

If compensation cost for the plan had been determined based on the fair value at the grant dates for the options consistent with the method of SFAS 123, ClubCorp's net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:


                                 1996         1995
                              ----------  -------------

Net income (loss)             $3,619,000  $(27,838,000)

Net income (loss) per share   $      .04  $       (.32)


NOTE  10.  COMMITMENTS  AND  CONTINGENCIES
------------------------------------------
ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes ClubCorp has meritorious defenses to these matters and that any potential liability from these matters would not materially affect ClubCorp's consolidated financial statements.


NOTE  11.  INTEREST  AND  INVESTMENT  INCOME
--------------------------------------------
Interest and investment income consists of the following (dollars in thousands):


                                    1996     1995     1994
                                   -------  ------  --------

Interest income                    $ 6,815  $7,595  $ 7,047
Gain on sale of investments          3,392   1,098        -
Write-down of oil and gas venture        -       -   (1,833)
Other                                  885     706      321
                                   -------  ------  --------
                                   $11,092  $9,399  $ 5,535
                                   =======  ======  ========

ClubCorp reduced its carrying value in an oil and gas venture during 1994 due to a permanent decline in value.


NOTE  12.  OTHER  INCOME  (EXPENSE)
-----------------------------------


                                  1996    1995    1994
                                --------  -----  -------

Accrual for pending litigation  $(2,675)  $   -  $ (293)
Gain on donation of land              -       -   1,476
Other                              (299)     19     (98)
                                --------  -----  -------
                                $(2,974)  $  19  $1,085
                                ========  =====  =======

In 1996, ClubCorp increased the accrual for litigation claims incurred in the ordinary course of business.

During 1994, ClubCorp was donated land for a golf course to be constructed by ClubCorp on the property.


NOTE  13.  INCOME  TAXES
------------------------
Income (loss) from continuing operations before income tax provision and minority interest consists of the following (dollars in thousands):


           1996      1995       1994
          -------  ---------  --------

Domestic  $15,325  $(24,772)  $16,486
Foreign     2,321      (960)      (56)
          -------  ---------  --------
          $17,646  $(25,732)  $16,430
          =======  =========  ========

The  income  tax  provision  consists of the following (dollars in thousands):


             1996      1995      1994
           --------  --------  --------

Federal
 Current   $    95   $   868   $  (214)
 Deferred        -       (50)      (23)
           --------  --------  --------
                95       818      (237)
State       (1,386)   (1,689)   (1,690)
           --------  --------  --------
           $(1,291)  $  (871)  $(1,927)
           ========  ========  ========

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and actual income tax provision as reflected in the accompanying consolidated statement of operations are (dollars in thousands):


                                                   1996      1995      1994
                                                 --------  --------  --------

Expected Federal income tax (provision) benefit  $(6,176)  $ 9,006   $(5,751)
Effect of consolidated operations and income
 taxes of foreign and other entities not
 consolidated for Federal tax purposes              (548)     (288)   (1,440)
State taxes, net of Federal benefit                 (901)   (1,098)   (1,099)
Change in valuation allowance
 allocated to income tax expense                   8,643    (8,085)    6,696
Other, net                                        (2,309)     (406)     (333)
                                                 --------  --------  --------
                                                 $(1,291)  $  (871)  $(1,927)
                                                 ========  ========  ========

To fully realize the deferred tax asset ClubCorp will need to generate future taxable income of approximately $210,000,000 by 2011. Based on the Company's historical pre-tax earnings, adjusted for significant nonrecurring items such as gains on divestitures, management believes it is more likely than not ClubCorp will realize the benefit of the deferred tax assets, net of the valuation allowance, existing at December 31, 1996. The assumptions used to estimate the realizability of the deferred tax assets are subjective in nature and involve uncertainties and matters with significant judgment. There can be no assurance that ClubCorp will generate any specific level of continuing earnings. ClubCorp also has approximately $7,300,000 of tax credits available to offset regular taxes payable which expire in varying amounts from 1997 to 2003.

ClubCorp received refunds of approximately $194,000 and $202,000, and 1,219,000 in 1996, 1995 and 1994, respectively.

After considering amended returns finalized in 1996, ClubCorp's net operating loss carryforwards at December 31, 1996, after current year utilization of net operating loss carryforwards, were approximately $568,952,000 and $147,590,000 for regular tax and alternative minimum tax, respectively. These net operating loss carryforwards are available to offset future taxable income and will expire from 2004 to 2010.

The  Company's  federal  income  tax  returns  for 1991 through 1994 are under
examination  by  the  Internal  Revenue  Service.    Because  many  types  of
transactions are susceptible to varying interpretations under Federal income tax laws and regulations, the net operating loss carryforwards and net deferred tax asset reported in the Consolidated Financial Statements could change at a later date upon final determination by the taxing authorities. Management believes the Company will prevail on any significant interpretation issues.

The components of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows (dollars in thousands):


                                             1996      1995
                                           --------  --------

Deferred tax assets:
 Regular tax operating loss carryforwards  $199,133  $199,176
 Other                                       18,201    23,425
                                           --------  --------
     Total gross deferred tax assets        217,334   222,601

 Valuation allowance                        159,953   168,596
                                           --------  --------
                                             57,381    54,005
Deferred tax liabilities:
 Property and equipment                       6,344     6,399
 Discounts on acquired notes and
   membership deposits                       10,346    10,559
 Other                                       15,440    11,796
                                           --------  --------
     Total gross deferred tax liabilities    32,130    28,754
                                           --------  --------

     Net deferred tax asset                $ 25,251  $ 25,251
                                           ========  ========


NOTE  14.  HOSPITALITY  SEGMENT  INFORMATION
--------------------------------------------
Operations in the hospitality segment include owning, operating and managing country clubs, city clubs, athletic clubs, resorts, public golf courses and related real estate.

Income (loss) from operations consists of operating revenues less applicable operating costs and expenses, including selling, general and administrative, excluding general corporate expenses. Additionally, income from operations consists of tangible revenues related to food and beverage sales of approximately $231,930,000, $233,205,000 and $230,790,000 less costs related to food and beverage sales of approximately $198,954,000, $205,475,000 and $202,085,000 for the years ended December 31, 1996, 1995 and 1994, respectively. General corporate assets are those not identifiable with the hospitality operations.

A summary of the hospitality segment information at year-end follows (dollars in thousands):


                                 1996       1995       1994
                               ---------  ---------  ---------

Income (loss) from operations  $ 36,055   $ (7,006)  $ 24,158
Corporate expenses               (3,211)    (2,680)    (1,742)
                               ---------  ---------  ---------
                               $ 32,844   $ (9,686)  $ 22,416
                               =========  =========  =========

Identifiable assets            $983,428   $923,817   $884,209
General corporate assets            456      2,688      5,654
                               ---------  ---------  ---------
 Total assets                  $983,884   $926,505   $889,863
                               =========  =========  =========


NOTE  15.  SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
------------------------------------------------------------
The hospitality segment's operations for the first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows (dollars in thousands, except per share data):


                                                   QUARTERS
                                   ------------------------------------------
                                     FIRST     SECOND      THIRD     FOURTH
                                   ---------  ---------  ---------  ---------

FISCAL YEAR 1996
----------------
OPERATING REVENUES                 $146,843   $186,173   $176,453   $246,973
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                          (3,177)     8,591      1,439      9,600
INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS, NET OF INCOME TAXES        533    (12,391)    (1,375)     1,596
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                  (2,644)    (3,800)        64     11,196
EXTRAORDINARY ITEM, NET OF
 INCOME TAXES                            65          -          -        270
                                   ---------  ---------  ---------  ---------
NET INCOME (LOSS)                  $ (2,579)  $ (3,800)  $     64   $ 11,466
                                   =========  =========  =========  =========

PER COMMON SHARE:
   INCOME (LOSS) FROM
     CONTINUING OPERATIONS         $   (.04)  $    .10   $    .02   $    .11
  DISCONTINUED OPERATIONS               .01       (.14)      (.02)       .02
   EXTRAORDINARY ITEM                     -          -          -          -
                                   ---------  ---------  ---------  ---------
   NET INCOME (LOSS)               $   (.03)  $   (.04)  $      -   $    .13
                                   =========  =========  =========  =========

Fiscal year 1995
----------------
Operating revenues                 $142,827   $186,719   $170,115   $232,803
Income (loss) from continuing
 operations                          (7,574)     7,318    (12,892)   (13,553)
Income (loss) from discontinued
 operations, net of income taxes        383      1,995        226     (2,421)
Income (loss) before
 extraordinary item                  (7,191)     9,313    (12,666)   (15,974)
Extraordinary item, net of
 income taxes                             -          -         74        176
                                   ---------  ---------  ---------  ---------
Net income (loss)                  $ (7,191)  $  9,313   $(12,592)  $(15,798)
                                   =========  =========  =========  =========

Per common share:
   Income (loss) from
     continuing operations         $   (.09)  $    .09   $   (.15)  $   (.16)
   Discontinued operations              .01        .02          -       (.03)
   Extraordinary item                     -          -          -          -
                                   ---------  ---------  ---------  ---------
   Net income (loss)               $   (.08)  $    .11   $   (.15)  $   (.19)
                                   =========  =========  =========  =========

The fourth quarter 1995 loss from continuing operations includes a $23,000,000 ($.27 per share) impairment loss from assets to be held and used. Loss from discontinued operations in the fourth quarter of 1995 is primarily due to realized losses on the sale of investment securities.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The  Board  of  Directors
Club  Corporation  International:

Under date of February 21, 1997, we reported on the consolidated balance sheet of Club Corporation International and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in the annual report on Form 10-K for the fiscal year ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index on page 39. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   KPMG  Peat  Marwick  LLP



Dallas,  Texas
February  21,  1997


CLUB  CORPORATION  INTERNATIONAL
Schedule  II  -  Valuation  and  Qualifying  Accounts
For  the  Years  Ended  December  31,  1996,  1995  and  1994



                                                        ADDITIONS
                                                 -------------------------
                                   BALANCE AT       CHARGED      CHARGED                            BALANCE AT
                                  BEGINNING OF     TO COSTS      TO OTHER                             END OF
DESCRIPTION                          PERIOD      AND EXPENSES    ACCOUNTS        DEDUCTIONS           PERIOD
                                  -------------  -------------  ----------       -----------       ------------

Year Ended December 31, 1996:
 Allowance for Doubtful Accounts  $   3,648,816  $   2,985,125  $        0       $ 2,734,278  (A)  $  3,899,663
 Tax Valuation Allowance            168,596,000              0           0         8,643,000  (B)   159,953,000

Year Ended December 31, 1995:
 Allowance for Doubtful Accounts  $   2,505,326  $   6,169,857  $        0       $ 5,026,367  (A)  $  3,648,816
 Tax Valuation Allowance            160,833,000              0   7,763,000  (C)            0        168,596,000

Year Ended December 31, 1994:
 Allowance for Doubtful Accounts  $   2,743,976  $   4,395,568  $        0       $ 4,634,218  (A)  $  2,505,326
 Tax Valuation Allowance            161,497,000              0           0           664,000  (B)   160,833,000



(A)          Accounts  receivable  charged  off.
(B)          Utilization  and disallowance of net operating loss carryforward.
(C)          Generation  of  net  operating  loss.