Form 10-Q
period 1997-03-19
CLUB CORP INTERNATIONAL
filed 1997-05-01
CIK 929455

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

                              __________________

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 19, 1997


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

              Former name, former address and former fiscal year,
        if changed since last report:  THE REGISTRANT'S FISCAL YEAR WAS
                         PREVIOUSLY THE CALENDAR YEAR



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.  Yes        X      No.
                                                              -----
The number of shares of the Registrant's Common Stock outstanding as of March 19, 1997 was 85,423,641.

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

Part II.  OTHER INFORMATION

                        PART I. FINANCIAL INFORMATION



ITEM  1.  FINANCIAL  STATEMENTS



                      INDEPENDENT AUDITORS' REVIEW REPORT
                      -----------------------------------






The  Board  of  Directors
Club  Corporation  International:

We have reviewed the consolidated balance sheet of Club Corporation International and subsidiaries (ClubCorp) as of March 19, 1997 and March 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the twelve weeks and three months ended March 19, 1997 and March 31, 1996, respectively. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ClubCorp as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 21, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated February 21, 1997 on the consolidated financial statements of ClubCorp as of and for the year ended December 31, 1996 refers to a change in 1995 in its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.


                                             KPMG  Peat  Marwick

Dallas,  Texas
April  24,  1997


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  BALANCE  SHEET
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)


                                                           MARCH 19,    December 31,    March 31,
Assets                                                       1997           1996          1996
------                                                    -----------  --------------  -----------

Current assets:
     Cash and cash equivalents                            $   84,091   $      74,454   $   66,509
     Membership and other receivables, net                    58,977          73,139       55,719
     Inventories                                              14,171          13,886       13,895
     Other assets                                             13,599          14,501       14,851
                                                          -----------  --------------  -----------
             Total current assets                            170,838         175,980      150,974

Property and equipment, net                                  670,155         663,387      614,526
Other assets                                                 144,093         144,517      159,557
Financial services assets                                     26,664         589,482      900,189
                                                          -----------  --------------  -----------
                                                          $1,011,750   $   1,573,366   $1,825,246
                                                          ===========  ==============  ===========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities             $   41,106   $      54,933   $   42,271
     Long-term debt - current portion                         82,039         120,694      102,177
     Other liabilities                                        50,380          44,371       50,383
                                                          -----------  --------------  -----------
             Total current liabilities                       173,525         219,998      194,831

Long-term debt                                               217,116         223,223      218,799
Other liabilities                                             48,482          44,030       49,786
Membership deposits                                          384,437         380,802      361,862
Financial services liabilities                                11,105         549,246      865,698

Redemption value of common stock held by benefit plan         42,766          43,233       36,051

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 90,219,408 issued, 85,423,641 outstanding
   at March 19, 1997, 85,393,241 at December 31, 1996
   and 85,667,032 outstanding at March 31, 1996                  902             902          902
Additional paid-in capital                                    10,500          10,380       10,075
Foreign currency translation adjustment                          (74)            (54)         (42)
Unrealized gains or losses on investments in debt and
   equity securities                                               -             (46)     (17,177)
Retained earnings                                            202,623         181,985      174,255
Treasury stock                                               (36,866)        (37,100)     (33,743)
Redemption value of common stock held by benefit plan        (42,766)        (43,233)     (36,051)
                                                          -----------  --------------  -----------
             Total stockholders' equity                      134,319         112,834       98,219
                                                          -----------  --------------  -----------
                                                          $1,011,750   $   1,573,366   $1,825,246
                                                          ===========  ==============  ===========


See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  OPERATIONS
Twelve  Weeks  Ended  March  19,  1997  and
Three  Months  Ended  March  31,  1996
(Dollars  in  thousands,  except  per  share  amounts)
(Unaudited)



                                                             MARCH 19,    March 31,
                                                               1997         1996
                                                            -----------  -----------

Operating revenues                                          $  153,638   $  146,843
Operating costs and expenses                                   142,725      135,511
Selling, general and administrative expenses                    14,245       13,973
                                                            -----------  -----------

Loss from operations                                            (3,332)      (2,641)

Gain on divestitures                                             4,033        4,591
Interest and investment income                                   1,776        2,076
Interest expense                                                (6,557)      (6,836)
                                                            -----------  -----------

Loss from continuing operations before
 income tax provision                                           (4,080)      (2,810)

Income tax provision                                              (559)        (302)
                                                            -----------  -----------

Loss from continuing operations                                 (4,639)      (3,112)

Discontinued operations:
Income from discontinued operations of financial services
 segment, net of income tax provision of $152 in 1996              131          533
Gain on disposal of financial services segment, net of
 income tax provision of $15,221                                25,146            -
                                                            -----------  -----------
                                                                25,277          533
                                                            -----------  -----------

Net income (loss)                                           $   20,638   $   (2,579)
                                                            ===========  ===========





Earnings per share:
   Loss from continuing operations                          $     (.05)  $     (.04)
   Discontinued operations                                         .29          .01
                                                            -----------  -----------
   Net income (loss)                                        $      .24   $     (.03)
                                                            ===========  ===========


See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
Twelve  Weeks  Ended  March  19,  1997  and
Three  Months  Ended  March  31,  1996
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)

                                                 Common  stock  (100,000,000  shares
                                              authorized,  par  value  $.01  per  share)
                                             -------------------------------------------
                                                                                                          Foreign
                                                          Treasury                        Additional     Currency
                                               Shares      Stock       Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding  Value     Capital     Adjustment
                                             ----------  ----------  -----------  ------  -----------  -------------

Balances at December 31, 1995                90,219,408  4,552,376    85,667,032  $  902  $    10,075  $        (51)
Net loss                                              -          -             -       -            -             -
Foreign currency translation adjustment               -          -             -       -            -             9
Market adjustment                                     -          -             -       -            -             -
Change in redemption value                            -          -             -       -            -             -
                                             ----------  ----------  -----------  ------  -----------  -------------
Balances at March 31, 1996                   90,219,408  4,552,376    85,667,032  $  902  $    10,075  $        (42)
                                             ==========  ==========  ===========  ======  ===========  =============

Balances at December 31, 1996                90,219,408  4,826,167    85,393,241  $  902  $    10,380  $        (54)
NET INCOME                                            -          -             -       -            -             -
STOCK ISSUED IN CONNECTION WITH BONUS PLANS           -    (30,400)       30,400       -          120             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -       -            -           (20)
MARKET ADJUSTMENT                                     -          -             -       -            -             -
CHANGE IN REDEMPTION VALUE                            -          -             -       -            -             -
                                             ----------  ----------  -----------  ------  -----------  -------------
BALANCES AT MARCH 19, 1997                   90,219,408  4,795,767    85,423,641  $  902  $    10,500  $        (74)
                                             ==========  ==========  ===========  ======  ===========  =============


                                                 Unrealized                                 Redemption
                                                  Gains or                                   Value of
                                                  Losses on                                   Common
                                               Investments in                                 Stock            Total
                                                  Debt and         Retained    Treasury      Held by       Stockholders'
                                              Equity Securities    Earnings     Stock      Benefit Plan       Equity
                                             -------------------  ----------  ----------  --------------  ---------------

Balances at December 31, 1995                $          (11,812)  $ 176,834   $ (33,743)  $     (35,414)  $      106,791
Net loss                                                      -      (2,579)          -               -           (2,579)
Foreign currency translation adjustment                       -           -           -               -                9
Market adjustment                                        (5,365)          -           -               -           (5,365)
Change in redemption value                                    -           -           -            (637)            (637)
                                             -------------------  ----------  ----------  --------------  ---------------
Balances at March 31, 1996                   $          (17,177)  $ 174,255   $ (33,743)  $     (36,051)  $       98,219
                                             ===================  ==========  ==========  ==============  ===============

Balances at December 31, 1996                $              (46)  $ 181,985   $ (37,100)  $     (43,233)  $      112,834
NET INCOME                                                    -      20,638           -               -           20,638
STOCK ISSUED IN CONNECTION WITH BONUS PLANS                   -           -         234               -              354
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       -           -           -               -              (20)
MARKET ADJUSTMENT                                            46           -           -               -               46
CHANGE IN REDEMPTION VALUE                                    -           -           -             467              467
                                             -------------------  ----------  ----------  --------------  ---------------
BALANCES AT MARCH 19, 1997                   $                -   $ 202,623   $ (36,866)  $     (42,766)  $      134,319
                                             ===================  ==========  ==========  ==============  ===============


See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
Twelve  Weeks  Ended  March  19,  1997  and
Three  Months  Ended  March  31,  1996
(Dollars  in  thousands)
(Unaudited)



                                                                          MARCH 19,    March 31,
                                                                            1997         1996
                                                                         -----------  -----------

Cash flows from operations:
   Net income (loss)                                                     $   20,638   $   (2,579)
   Adjustments to reconcile net income (loss) to cash flows
     provided from operations:
         Depreciation and amortization                                       11,591       11,219
         Gain on divestitures                                                (4,033)      (4,591)
         Gain on disposal of financial services segment                     (25,146)           -
         Equity in (earnings) losses in partnerships
             and joint ventures                                              (2,097)          10
         Decrease in real estate held for sale                                  783        1,383
         Decrease in membership and other receivables, net                   14,310       11,725
         Decrease in accounts payable and accrued liabilities               (13,759)     (10,772)
         Increase in deferred membership dues                                 4,790        2,834
         Other                                                                7,938        4,418
         Net change in operating assets of discontinued operations           (1,173)      10,340
                                                                         -----------  -----------
               Cash flows provided from operations                           13,842       23,987

Cash flows from investing activities:
   Additions to property and equipment                                      (12,101)      (8,086)
   Development of real estate ventures                                         (694)      (3,591)
   Acquisition of facilities                                                 (2,960)      (3,948)
   Proceeds from disposal of subsidiaries, net                                4,292            -
   Proceeds from disposal of financial services segment, net                 52,396            -
   Other                                                                        492          790
   Investing activities of discontinued operations                              337       22,776
                                                                         -----------  -----------
               Cash flows provided from investing activities                 41,762        7,941

Cash flows from financing activities:
   Borrowings of long-term debt                                               7,409       11,428
   Repayments of long-term debt                                             (57,205)      (4,636)
   Increase in membership deposits                                            5,520        5,528
   Dividends paid to minority shareholder of financial
     services segment                                                       (12,500)           -
   Financing activities of discontinued operations                           (3,153)     (11,023)
                                                                         -----------  -----------
               Cash flows provided from (used by) financing activities      (59,929)       1,297
                                                                         -----------  -----------

Total net cash flows                                                         (4,325)      33,225
Net cash flows from discontinued operations                                 (13,962)      22,626
                                                                         -----------  -----------
Net cash flows from continuing operations                                $    9,637   $   10,599
                                                                         ===========  ===========


See  accompanying  condensed  notes  to consolidated financial statements.

CLUB CORPORATION  INTERNATIONAL
Condensed  Notes  to  Consolidated  Financial  Statements


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------
Consolidation
-------------
The consolidated financial statements include the accounts of Club Corporation International (Parent) and its subsidiaries (collectively ClubCorp) except for certain subsidiaries of Franklin Federal Bancorp, a Federal Savings Bank (Franklin). On January 2, 1997, Franklin sold certain assets and transferred certain liabilities to Norwest Corporation (Norwest). Thus, Franklin is classified as a discontinued operation (Note 2) and Franklin's assets, liabilities, income from operations and cash flow activity are segregated in the accompanying consolidated financial statements.

Interim  presentation
---------------------
The accompanying consolidated financial statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted from the accompanying statements. ClubCorp's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements and notes thereto of ClubCorp for the year ended December 31, 1996 which were a part of ClubCorp's Form 10-K.

In the opinion of ClubCorp management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of ClubCorp as of March 19, 1997 and March 31, 1996 and the consolidated results of operations and cash flows for the twelve weeks and three months ended March 19, 1997 and March 31, 1996, respectively. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

Fiscal  periods
---------------
Effective January 1, 1997, ClubCorp changed its fiscal year from a calendar year ending December 31 to a 52/53 week fiscal year ending on the last Wednesday of December. Accordingly, the first quarter of 1997 includes the twelve weeks ended March 19, whereas the first quarter of 1996 includes the
three  months  ended  March  31.    The  hospitality segment subsidiaries were
previously reported on a 52/53 week fiscal year with acquisitions, divestitures and other material transactions during the period of March 20, 1996 and March 31, 1996 recorded in the consolidated financial statements. The accounts of Franklin are included from December 31, 1995 to March 31, 1996 and December 31, 1996 to February 28, 1997.

Earnings  per  share
--------------------
Earnings per share is computed using the weighted average number of shares outstanding of 85,423,641 and 85,761,114 for the first quarter of 1997 and 1996, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS 128 establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Management expects the implementation of SFAS 128 to have minimal impact on the consolidated financial statements.

Reclassifications
-----------------
Certain amounts previously reported have been reclassified to conform with the current period presentation.


NOTE  2.  DISCONTINUED  OPERATIONS
----------------------------------
On January 2, 1997, Franklin sold certain assets to Norwest for a cash payment of $89,968,000 and assumption of certain liabilities. Sale proceeds of $4,000,000 represent the maximum contractual obligation of Franklin arising from any claims which could be asserted by Norwest against Franklin based on the representations, warranties, and covenants provided in the agreement. The contingency periods expire within one year of the closing date. Management does not expect any claims to be asserted; therefore, the $4,000,000 is included in the gain on the disposal of financial services segment in the accompanying statement of operations. ClubCorp's gain on the sale, net of taxes and minority interest is $25,146,000.

The financial services assets, liabilities and income from discontinued operations are segregated in the accompanying consolidated financial statements, net of minority interest. The condensed balance sheet and statement of operations of the discontinued segment are as follows (dollars in thousands):


                                 Balance Sheet
                                 -------------

                            FEBRUARY 28,   December 31,   March 31,
                                1997           1996          1996
                            -------------  -------------  ----------

Assets
------
Cash and cash equivalents   $      23,890  $      37,852  $   74,110
Mortgage-backed securities              -         67,088     359,595
Loans receivable, net                   -        419,106     397,415
Other assets                        2,774         65,436      69,069
                            -------------  -------------  ----------
                            $      26,664  $     589,482  $  900,189
                            =============  =============  ==========

Liabilities and
Stockholders' Equity
--------------------
Deposits                    $           -  $     516,292  $  554,392
Federal Home Loan
  Bank Advances                         -          3,153     280,400
Other liabilities                   7,215         19,742      22,283
Stockholders' equity               19,449         50,295      43,114
                            -------------  -------------  ----------
                            $      26,664  $     589,482  $  900,189
                            =============  =============  ==========



                        Statement of Operations
                        -----------------------

                       FEBRUARY 28,    March 31,
                           1997          1996
                      --------------  -----------

Net interest income   $         227   $    4,590
Other income                 46,653        1,006
Other expenses                   63        4,778
Income tax provision        (15,221)        (152)
                      --------------  -----------
      Net income             31,596          666
                      --------------  -----------
Minority interest             6,319          133
                      --------------  -----------
ClubCorp's interest   $      25,277   $      533
                      ==============  ===========



Federal income taxes payable due to the sale are $6,172,000 and are included in other liabilities at February 28, 1997.

In January 1997, Franklin paid $62,500,000 in dividends to its shareholders. ClubCorp used a majority of its dividend to pay down debt balances.


NOTE  3.  ACQUISITIONS
----------------------
ClubCorp's acquisitions in 1997 and 1996 were accounted for using the purchase method and, accordingly, the acquired assets and liabilities were recorded based on their estimated fair values at the dates of acquisition.

During the first quarter of 1997, ClubCorp purchased the stock of a golf club.

The following unaudited proforma financial information assumes the acquisitions occurred at the beginning of their acquisition year and the preceding year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):


                     March 31,
                       1996
                    -----------

Operating revenues  $  150,695
                    ===========

Net loss            $   (3,320)
                    ===========

Net loss per share  $     (.04)
                    ===========


ClubCorp's 1997 acquisition occurred at the beginning of the year; therefore, no proforma information is shown for the current year.


NOTE  4.  LONG-TERM  DEBT
-------------------------
At March 19, 1997 and subsequently, certain subsidiaries were not in compliance with debt covenants due to non-payment of principal due on long-term debt and covenants relating to financial ratios totaling $12,316,000. This amount is included in the current portion of long-term debt in the accompanying balance sheet.


NOTE  5.  COMMITMENTS  AND  CONTINGENCIES
-----------------------------------------
ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes ClubCorp has meritorious defenses to these matters and that any potential liability from these matters would not materially affect ClubCorp's consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Club Corporation International ("ClubCorp" or the "Company") is a holding company incorporated under the laws of the State of Nevada that, through its subsidiaries, owns, operates and/or manages country clubs, city clubs, city/athletic clubs, athletic clubs, resorts, golf clubs, public golf courses and related real estate. Historically, the Company operated in the financial services segment through Franklin Federal Bancorp, a Federal Savings Bank ("Franklin"). On August 7, 1996, Franklin entered into an agreement to sell certain assets and transfer certain liabilities of Franklin to Norwest Corporation pending regulatory approval. The sale was consummated on January 2, 1997 for $90.0 million. Sales proceeds of $4.0 million represent the maximum contractual obligation of Franklin arising from any claims which could be asserted by Norwest Corporation against Franklin based on the representations, warranties, and covenants provided in the agreement. The contingency periods expire within one year of the closing date. A gain of approximately $25.1 million was recognized on the sale, net of taxes and minority interest.

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

     The following discussion of the Company's financial condition and results of operations for the 12 weeks ended March 19, 1997 and March 20, 1996 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS

     The following table sets forth operating revenues by product line and operating expenses and other income and expense items for the periods indicated with percentage change based on comparisons between periods (dollars in millions):


                                                  Percentage  Change
                                                   from  Comparable
                                                   12  Weeks  Ended        Prior Period
                                                ------------------------   ------------
                                                                             12 weeks
                                                                              ended
                                                                            March 19,
                                                                               1997
                                                                               vs.
                                                 March 19,    March 20,     March 20,
                                                   1997         1996           1996
                                                -----------  -----------    -----------

Operating revenues by product line:
 Private clubs                                  $    108.8   $    107.6           1.1%
     Golf clubs                                        7.5          5.9          27.1
 Public golf                                           3.9          4.1          (4.9)
 Resorts                                              27.8         23.9          16.3
 Realty                                                2.1          3.8         (44.7)
     International                                     3.0          0.2       1,400.0
 Corporate services and eliminations                   0.5          1.3         (61.5)
                                                -----------  -----------    ----------
     Total operating revenues                   $    153.6   $    146.8           4.6%
                                                ===========  ===========    ==========

Direct operating expenses and general
  administrative expenses:
 Direct operating costs                         $    142.7   $    135.5           5.3%
 Selling, general and administrative                  14.2         14.0           1.4
                                                -----------  -----------    ----------
     Total costs and expenses                   $    156.9   $    149.5           4.9%
                                                -----------  -----------    ----------

Loss from continuing operations                 $     (3.3)  $     (2.7)            *

Interest expense (net)                                (4.8)        (5.2)        (7.7)%
Other                                                  0.0          0.5             *
Gain on divestitures                                   4.0          4.5             *
                                                -----------  -----------    ----------

Loss from continuing operations before income
  taxes and minority interest                   $     (4.1)  $     (2.9)             *
                                                ===========  ===========    ==========

---------------------
*    Percentages  not  meaningful.


12  WEEKS  ENDED  MARCH  19,  1997  COMPARED  TO 12 WEEKS ENDED MARCH 20, 1996

     Operating revenues increased 4.6% to $153.6 million for the 12 weeks ended March 19, 1997 from $146.8 million for the 12 weeks ended March 20, 1996 primarily due to inflationary price increases on membership dues and golf related revenues. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased 4.3% from $131.5 million to $137.1 million also due to inflationary price increases. Revenues from properties added, net of revenues lost from properties divested in 1996 and 1997, represent a decrease of $0.9 million.

     Operating revenues from mature private club properties increased 2.0% to $101.8 million for the 12 weeks ended March 19, 1997 from $99.8 million for the 12 weeks ended March 20, 1996 primarily due to inflationary price increases on membership dues offset by adverse membership trends. Mature private club membership dues increased from $50.8 million for the 12 weeks ended March 20, 1996 to $52.3 million for the same period in 1997 or 3.0% due primarily to inflationary price increases. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) increased slightly to $48.2 million in 1997 from $47.7 million in 1996.

     Golf clubs' (i.e., those clubs which offer both private and public play) operating revenues increased from $5.9 million to $7.5 million or 27.1% resulting primarily from 1996 acquisitions. Mature golf clubs' operating revenues increased 10.0% to $5.5 million for the 12 weeks ended March 19, 1997 from $5.0 million for the 12 weeks ended March 20, 1996, reflecting an increase of 1.8% in rounds played combined with an increase of 5.9% in revenue per round.

     Resorts operating revenues grew 16.3% from $23.9 million to $27.8 million for the 12 weeks ended March 19, 1997 due to increases at mature properties and a 1997 acquisition. Operating revenues from mature owned resorts increased from $23.5 million in 1996 to $26.3 million in 1997, an increase of 11.9%, reflecting an increase of 10.1% in the average daily revenue per available room, an increase of 1.2% in occupancy rates, and the opening of a new golf course at one resort.

     Realty operating revenues decreased from $3.8 million in 1996 to $2.1 million in 1997 or 44.7% due primarily to decreases in sales of land held for resale in Colorado and Ohio.

     International operating revenues increased from $0.2 million in 1996 to $3.0 million in 1997, mainly due to equity earnings from a recently opened city club in Singapore and 1996 and 1997 acquisitions.

     Direct operating costs increased 4.9%, to $142.7 million from $135.5 million, principally reflecting increased costs at mature properties. Direct operating costs at mature properties increased to $96.5 million for the 12 weeks ended March 19, 1997 from $90.3 million for the same period in 1996 or 6.9%. The increase in direct operating costs for mature properties is due primarily to increased health insurance premiums, an impairment loss for assets to be disposed of, membership promotions and programs, bad debt expense, and incentive bonus accruals.

SEASONALITY

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

INFLATION

     Inflation has not had a significant adverse impact on the Company. As operating expenses increase, the Company, to the extent the value of services rendered to members is not adversely impacted and as industry standards dictate, recovers increased costs by increasing prices.

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

     The  Company  relies  on  its  low  leverage  position and maintenance of positive relationships with existing and potential lenders to arrange financing as needed for general corporate purposes or for specific projects. Consequently, the Company maintained no committed lines of credit at March 19, 1997. At March 19, 1997, certain subsidiaries of the Company were not in compliance with outstanding loan agreements relating to long-term debt totaling $12.3 million. Such noncompliance relates both to financial ratio covenants and to nonpayment of amounts due under the terms of such agreements.

     The provisions of certain subsidiary lending and other agreements limit the amount of dividends that may be paid to the parent. At March 19, 1997, cash balances of $10.7 million were not available for dividends by subsidiaries due to those restrictions.

     At March 19, 1997, the Company's subsidiaries maintained $14.7 million of unused letters of credit primarily to guarantee payment of potential insurance claims paid under workers' compensation and general liability programs. Commitments to fund future capital expenditures were not material as of March 19, 1997.

     All  of  the  assets  of  the ClubCorp Stock Investment Plan ("Plan") are invested in shares of ClubCorp's common stock, $.01 par value per share ("Common Stock"), except for temporary investments of cash pending investment in Common Stock. All distributions from the Plan are made in cash. As a means of providing liquidity to the trustees of the Plan to meet their fiduciary obligations to distribute cash to participants requesting withdrawals, ClubCorp has provided the trustees the right ("Redemption Right") to cause the Company to redeem Common Stock, held in trust on behalf of the
Plan,  at  the  most  recent  appraised  price  as  necessary  to meet certain
requirements.    Withdrawals  by  participants  and  terminations  by  and/or resignations from the Company of participants in excess of anticipated levels could give rise to the exercise of withdrawal rights in substantial amounts and place significant demands on the liquidity of the Company. In such an event, the resources available to meet business expansion or other working capital needs could be adversely affected. As of March 19, 1997, the value of the Redemption Right was $42.8 million. The most recent appraised price of the Common Stock is $11.91 as of March 19, 1997. The aggregate market value of the Common Stock at March 19, 1997 is $1,017.4 million. The Redemption Right has never been exercised by the Plan, although the Company from time to time has repurchased Common Stock into treasury from certain stockholders. The Company does not believe that the Redemption Right will be exercised to any material extent by the Plan to meet any of its fiduciary obligations.

FACTORS  THAT  MAY  AFFECT  FUTURE  OPERATING  RESULTS

     Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the
Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates,"
"potential" or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or
assumed  in  the  Company's  forward-looking  statements.    Forward-looking
statements are subject to inherent risks and uncertainties, some of which are summarized in this section.

     Several legislative proposals have been enacted into law which could increase the Company's direct operating costs. The first proposal increased the minimum wage to $4.75 per hour on October 1, 1996 with a second increase in the minimum wage to $5.15 per hour occurring on September 1, 1997. Management estimates that there will not be a significant increase in direct operating costs for this change in the law. Benefits legislation may impact the cost of health coverage, in particular regarding coverage of pre-existing conditions. Benefit mandates will have no significant financial impact to the Company in 1997; however, management has not yet determined the financial impact for 1998 when most requirements become effective.

     Over the last three years, attrition rates among members of the Company's mature clubs have ranged from approximately 17.5% to 22.4%. In certain geographic areas, the Company has experienced decreased levels of usage of its private clubs, golf clubs, and public golf facilities. Membership attrition at mature clubs for the 12 weeks ended March 19, 1997 was 18.5%, which was higher than enrollment rates of 17.2% during the same period. Attrition was primarily due to a decrease in members at city clubs. The Company is currently analyzing the existing demands of the city club market and modifying its existing product to more closely match these needs. In addition, the Company continues to focus its efforts on membership enrollment programs and quality service to reduce attrition as one of its top priorities for 1997. For the last several years, the Company has focused on efforts to retain existing members, attract new members and increase club usage through various programs and membership activities, including increasing member participation by implementing member survey suggestions and increasing the involvement of member boards of governors in planning day-to-day activities. It is uncertain how trends in membership and club usage will develop in the future, or whether any of the Company's efforts in this area will be successful.

     During 1996, the Company was successful in its efforts to control expenses and increase revenues. While operating revenues increased 3.3%, operating costs and expenses increased only 1.0%. It is uncertain if the Company can continue to create operating efficiencies and thus decrease costs in 1997 to the extent cost reductions were achieved in 1996. For the first quarter of 1997, the Company's operating revenues increased 4.6% while operating costs and expenses increased 4.9%.

     As of April 30, 1997, the Company was in the final stages of negotiations to acquire two properties and to build one property. The Company is considering several ownership structures for the properties including lease arrangements, sole ownership, and partial ownership (including joint venture interests). The consummation of the acquisition and construction of these properties is expected to require approximately $2.0 to $3.0 million in capital expenditures, to be funded primarily with cash flows from operations and external bridge financing of Club Corporation of America ("CCA"). The bridge financing arrangement is a "guidance line", styled as a promissory note, with a bank and is due on a short-term basis up to a maximum of $75.0 million. Borrowings are generally renewed as they become due; therefore, CCA does not expect to be required to repay the outstanding borrowings within the next twelve months. As of March 19, 1997, $24.8 million was outstanding under this financing arrangement. Due to its short-term nature, the amount outstanding, excluding letters of credit and loan guarantees, at March 19, 1997 is considered current for financial reporting purposes. Additional credit arrangements could be made if considered necessary. The eventual outcome of the acquisition negotiations cannot be accurately predicted at this time.

     The Company has acquired 60 properties since January 1, 1991 through purchase, lease agreement or joint venture arrangements. Actual returns from these properties have been significantly less than projected returns. The success of each property depends on different factors; however, some of the more common risk factors include a high dependency on real estate sales for new membership growth, slower progress than anticipated in repositioning properties and slower than anticipated turnarounds of prior operating deficits. Additional purchase consideration was paid for premier properties, strategically positioned properties, and properties in markets with significant barriers to entry reflecting both the tangible and intangible value of the property. The Company has also experienced greater than expected development costs at three properties built and opened since January 1, 1991. Under-performing and cash flow deficit properties recently acquired are being carefully analyzed by executive management to determine an optimum business plan allowing for the highest possible return to the Company. The Company continually seeks to improve financial performance of existing facilities and divest properties when management determines that properties will be unable to provide a positive contribution to profitability. The Company is currently evaluating several of its properties for ownership and/or financial restructure or divestiture which could, depending on the outcome of restructure or divestiture negotiations, limit its short-term ability to grow revenues and cash flows at historical levels. Executive management believes that its focus on, and investment in, training and development at the property manager level could improve performance in the future. Executive management has developed a risk and reward-based screening model to evaluate specific risk and reward factors against projected yields for all proposed acquisitions and certain other significant capital investments of the Company. In addition, the Company has implemented a "team approach" to acquisitions including all facets of operations, development, and regional support teams to improve the transition of ownership.

                          PART II.  OTHER INFORMATION



Item  1.  Legal  Proceedings
          Refer  to  Note  5  to  Condensed  Notes  to  Consolidated Financial
          Statements.

Item  2.  Changes  in  Securities
          Not  applicable

Item  3.  Defaults  upon  Senior  Securities
          Refer  to  Note  4  to  Condensed  Notes  to  Consolidated Financial
          Statements.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          Not  applicable

Item  5.  Other  Information
          Not  applicable

Item  6.  Exhibits  and  Reports  on  Form  8-K
          (a)  Exhibits
               10.1  -  Appendix  C  to  ClubCorp  Comprehensive
                        Compensation  Plan
               15.1  -  Letter  from KPMG Peat Marwick LLP regarding
                        unaudited  interim  financial  statements.

          (b)  Reports  on  Form  8-K
               The Company did not file any reports on Form 8-K during the quarterly period ended March 19, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CLUB CORPORATION INTERNATIONAL





Date :  May 1, 1997  By:  /s/ John H. Gray
                          -------------------------------
                          John H. Gray
                          Executive Vice President and
                          Chief Administrative Officer
                          (chief accounting officer)