Form 10-Q
period 1997-06-11
CLUB CORP INTERNATIONAL
filed 1997-07-24
CIK 929455

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

                              __________________

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 11, 1997


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

The number of shares of the Registrant's Common Stock outstanding as of June 11, 1997 was 85,267,515.

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

                        PART I. FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS



                      INDEPENDENT AUDITORS' REVIEW REPORT
                      -----------------------------------



The  Board  of  Directors
Club  Corporation  International:

We have reviewed the consolidated balance sheet of Club Corporation International and subsidiaries (ClubCorp) as of June 11, 1997 and June 30, 1996 and the related consolidated statements of operations for the twelve weeks and twenty four weeks ended June 11, 1997 and the three months and six months ended June 30, 1996 and stockholders' equity and cash flows for the twenty four weeks and six months ended June 11, 1997 and June 30, 1996, respectively. These consolidated financial statements are the responsibility of the Company's management.

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


                                             KPMG  Peat  Marwick  LLP

Dallas,  Texas

July  18,  1997


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  BALANCE  SHEET
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)


                                                           JUNE 11,     December 31,    June 30,
Assets                                                       1997           1996          1996
------                                                    -----------  --------------  -----------

Current assets:
     Cash and cash equivalents                            $  122,874   $      74,454   $   68,202
     Membership and other receivables, net                    74,802          73,139       69,461
     Inventories                                              14,975          13,886       14,273
     Other assets                                             12,401          14,501       17,449
                                                          -----------  --------------  -----------
             Total current assets                            225,052         175,980      169,385

Property and equipment, net                                  669,560         663,387      626,824
Other assets                                                 142,845         144,517      149,144
Financial services assets                                          -         589,482      725,082
                                                          -----------  --------------  -----------
                                                          $1,037,457   $   1,573,366   $1,670,435
                                                          ===========  ==============  ===========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities             $   46,470   $      54,933   $   45,541
     Long-term debt - current portion                         82,879         120,694       90,982
     Other liabilities                                        61,294          44,371       54,282
                                                          -----------  --------------  -----------
             Total current liabilities                       190,643         219,998      190,805

Long-term debt                                               204,246         223,223      229,897
Other liabilities                                             52,423          44,030       50,539
Membership deposits                                          393,459         380,802      367,293
Financial services liabilities                                     -         549,246      685,271

Redemption value of common stock held by benefit plan         44,879          43,233       37,560

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 90,219,408 issued, 85,267,515 outstanding
   at June 11, 1997, 85,393,241 at December 31, 1996
   and 85,594,866 outstanding at June 30, 1996                   902             902          902
Additional paid-in capital                                    10,589          10,380       10,379
Foreign currency translation adjustment                         (130)            (54)          (6)
Unrealized gains or losses on investments in debt and
   equity securities                                               -             (46)        (250)
Retained earnings                                            224,028         181,985      170,455
Treasury stock                                               (38,703)        (37,100)     (34,850)
Redemption value of common stock held by benefit plan        (44,879)        (43,233)     (37,560)
                                                          -----------  --------------  -----------
             Total stockholders' equity                      151,807         112,834      109,070
                                                          -----------  --------------  -----------
                                                          $1,037,457   $   1,573,366   $1,670,435
                                                          ===========  ==============  ===========

See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  OPERATIONS
Twelve  and  Twenty  Four  Weeks  Ended  June  11,  1997
and  Three  and  Six  Months  Ended  June  30,  1996
(Dollars  in  thousands,  except  per  share  amounts)
(Unaudited)



                                                                 12 WEEKS    3 Months    24 WEEKS    6 Months
                                                                  ENDED       Ended       ENDED       Ended
                                                                 JUNE 11,    June 30,    JUNE 11,    June 30,
                                                                   1997        1996        1997        1996
                                                                ----------  ----------  ----------  ----------

Operating revenues                                              $ 193,249   $ 186,173   $ 346,887   $ 333,016
Operating costs and expenses                                      160,395     157,185     303,120     292,696
Selling, general and administrative expenses                       15,564      15,300      29,809      29,273
                                                                ----------  ----------  ----------  ----------

Income from operations                                             17,290      13,688      13,958      11,047

Gain (loss) on divestitures                                         9,727      (1,234)     13,760       3,357
Interest and investment income                                      1,693       2,837       3,600       4,913
Interest expense                                                   (6,816)     (6,348)    (13,373)    (13,184)
                                                                ----------  ----------  ----------  ----------

Income from continuing operations before income
 tax provision and minority interest                               21,894       8,943      17,945       6,133

Income tax provision                                                 (489)       (450)     (1,048)       (752)

Minority interest                                                       -          98           -          98
                                                                ----------  ----------  ----------  ----------

Income from continuing operations                                  21,405       8,591      16,897       5,479

Discontinued operations:
Income from discontinued operations of financial services
 segment, net of income tax provision of $137 for the three
 months and $15 for the six months ended June 30, 1996                  -       1,011           -       1,544
Gain (loss) on disposal of financial services segment, net of income tax (provision) benefit of ($15,221) for the twenty
 four weeks ended  June 11, 1997 and $8,631 for the three
 months and six months ended June 30, 1996                              -     (13,402)     25,146     (13,402)
                                                                ----------  ----------  ----------  ----------
                                                                        -     (12,391)     25,146     (11,858)
                                                                ----------  ----------  ----------  ----------

Net income (loss)                                               $  21,405   $  (3,800)  $  42,043   $  (6,379)
                                                                ==========  ==========  ==========  ==========

Earnings per share:
   Income from continuing operations                            $     .25   $     .10   $     .20   $     .06
   Discontinued operations                                              -        (.14)        .29        (.13)
                                                                ----------  ----------  ----------  ----------
   Net income (loss)                                            $     .25   $    (.04)  $     .49   $    (.07)
                                                                ==========  ==========  ==========  ==========

See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
Twenty  Four  Weeks  Ended  June  11,  1997  and
Six  Months  Ended  June  30,  1996
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)

                                                 Common  stock  (100,000,000  shares
                                              authorized,  par  value  $.01  per  share)
                                             --------------------------------------------
                                                                                                           Foreign
                                                          Treasury                         Additional     Currency
                                               Shares      Stock        Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding   Value     Capital     Adjustment
                                             ----------  ----------  ------------  ------  -----------  -------------

Balances at December 31, 1995                90,219,408  4,552,376    85,667,032   $  902  $    10,075  $        (51)
Net loss                                              -          -             -        -            -             -
Purchase of treasury stock                            -    206,392      (206,392)       -            -             -
Reissuance of treasury stock                          -    (24,258)       24,258        -           71             -
Stock issued in connection with bonus plans           -   (109,968)      109,968        -          233             -
Foreign currency translation adjustment               -          -             -        -            -            45
Change in unrealized gains and losses                 -          -             -        -            -             -
Change in redemption value                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at June 30, 1996                    90,219,408  4,624,542    85,594,866   $  902  $    10,379  $         (6)
                                             ==========  ==========  ============  ======  ===========  =============

Balances at December 31, 1996                90,219,408  4,826,167    85,393,241   $  902  $    10,380  $        (54)
NET INCOME                                            -          -             -        -            -             -
PURCHASE OF TREASURY STOCK                            -    179,431      (179,431)       -            -             -
STOCK ISSUED IN CONNECTION WITH BONUS PLANS           -    (53,705)       53,705        -          209             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -        -            -           (76)
CHANGE IN UNREALIZED GAINS AND LOSSES                 -          -             -        -            -             -
CHANGE IN REDEMPTION VALUE                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
BALANCES AT JUNE 11, 1997                    90,219,408  4,951,893    85,267,515   $  902  $    10,589  $       (130)
                                             ==========  ==========  ============  ======  ===========  =============


                                                 Unrealized                                 Redemption
                                                  Gains or                                   Value of
                                                  Losses on                                   Common
                                               Investments in                                 Stock            Total
                                                  Debt and         Retained    Treasury      Held by       Stockholders'
                                              Equity Securities    Earnings     Stock      Benefit Plan       Equity
                                             -------------------  ----------  ----------  --------------  ---------------

Balances at December 31, 1995                $          (11,812)  $ 176,834   $ (33,743)  $     (35,414)  $      106,791
Net loss                                                      -      (6,379)          -               -           (6,379)
Purchase of treasury stock                                    -           -      (2,103)              -           (2,103)
Reissuance of treasury stock                                  -           -         183               -              254
Stock issued in connection with bonus plans                   -           -         813               -            1,046
Foreign currency translation adjustment                       -           -           -               -               45
Change in unrealized gains and losses                    11,562           -           -               -           11,562
Change in redemption value                                    -           -           -          (2,146)          (2,146)
                                             -------------------  ----------  ----------  --------------  ---------------
Balances at June 30, 1996                    $             (250)  $ 170,455   $ (34,850)  $     (37,560)  $      109,070
                                             ===================  ==========  ==========  ==============  ===============

Balances at December 31, 1996                $              (46)  $ 181,985   $ (37,100)  $     (43,233)  $      112,834
NET INCOME                                                    -      42,043           -               -           42,043
PURCHASE OF TREASURY STOCK                                    -           -      (2,019)              -           (2,019)
STOCK ISSUED IN CONNECTION WITH BONUS PLANS                   -           -         416               -              625
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       -           -           -               -              (76)
CHANGE IN UNREALIZED GAINS AND LOSSES                        46           -           -               -               46
CHANGE IN REDEMPTION VALUE                                    -           -           -          (1,646)          (1,646)
                                             -------------------  ----------  ----------  --------------  ---------------
BALANCES AT JUNE 11, 1997                    $                -   $ 224,028   $ (38,703)  $     (44,879)  $      151,807
                                             ===================  ==========  ==========  ==============  ===============

See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
Twenty  Four  Weeks  Ended  June  11,  1997  and
Six  Months  Ended  June  30,  1996
(Dollars  in  thousands)
(Unaudited)


                                                                           JUNE 11,    June 30,
                                                                             1997        1996
                                                                          ----------  ----------

Cash flows from operations:
   Net income (loss)                                                      $  42,043   $  (6,379)
   Adjustments to reconcile net income (loss) to cash flows
     provided from operations:
         Depreciation and amortization                                       22,207      22,721
         Gain on divestitures                                               (13,760)     (3,357)
         Minority interest in net losses of subsidiary                            -         (98)
         Gain on disposal of financial services segment                     (25,146)          -
         Equity in (earnings) losses in partnerships and joint ventures      (3,150)        364
         Decrease in real estate held for sale                                3,401       5,219
         Increase in membership and other receivables, net                   (1,914)     (2,146)
         Decrease in accounts payable and accrued liabilities                (8,210)     (5,962)
         Increase in deferred membership dues                                 6,365       4,565
         Other                                                               11,317       1,800
         Net change in operating assets of discontinued operations                -      11,869
                                                                          ----------  ----------
               Cash flows provided from operations                           33,153      28,596

Cash flows from investing activities:
   Additions to property and equipment                                      (28,516)    (18,914)
   Development of real estate ventures                                       (4,027)     (8,448)
   Acquisition of facilities                                                 (2,960)     (5,512)
   Proceeds from disposition of assets and subsidiaries, net                 11,129           -
   Proceeds from disposal of financial services segment                      89,968           -
   Other                                                                      3,565       3,282
   Investing activities of discontinued operations                                -     169,412
                                                                          ----------  ----------
               Cash flows provided from investing activities                 69,159     139,820

Cash flows from financing activities:
   Borrowings of long-term debt                                              11,991      11,515
   Repayments of long-term debt                                             (62,501)     (7,372)
   Increase in membership deposits                                           14,290      11,005
   Treasury stock transactions, net                                          (2,019)     (1,849)
   Repayment of Federal Home Loan Bank advances                              (3,153)          -
   Dividends paid to minority shareholder of financial services segment     (12,500)          -
   Financing activities of discontinued operations                                -    (193,251)
                                                                          ----------  ----------
               Cash flows used by financing activities                      (53,892)   (179,952)
                                                                          ----------  ----------

Total net cash flows                                                         48,420     (11,536)
Net cash flows from discontinued operations                                       -     (23,828)
                                                                          ----------  ----------
Net cash flows from continuing operations                                 $  48,420   $  12,292
                                                                          ----------  ----------

See  accompanying  condensed  notes  to consolidated financial statements.CLUB

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

In the opinion of ClubCorp management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of ClubCorp as of June 11, 1997 and June 30, 1996 and the consolidated results of operations and cash flows for the interim periods then ended. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

Fiscal  periods
---------------
Effective January 1, 1997, ClubCorp changed its fiscal year from a calendar year ending December 31 to a 52/53 week fiscal year ending on the last Wednesday of December. Accordingly, the second quarter of 1997 includes the twelve and twenty four weeks ended June 11, whereas the second quarter of 1996 includes the three and six months ended June 30. The hospitality segment subsidiaries were previously reported on a 52/53 week fiscal year with acquisitions, divestitures and other material transactions during the period of June 12, 1996 and June 30, 1996 recorded in the consolidated financial statements. The accounts of Franklin are included from December 31, 1995 to June 30, 1996 and December 31, 1996 to May 31, 1997.

Earnings  per  share
--------------------
Earnings per share is computed using the weighted average number of shares outstanding of 85,352,087 and 85,639,419 for the twelve weeks and three months ended, and 85,399,516 and 85,708,131 for the twenty four weeks and six months ended June 11, 1997 and June 30, 1996, respectively.

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


NOTE  2.  DISCONTINUED  OPERATIONS
----------------------------------
On January 2, 1997, Franklin sold certain assets to Norwest for a cash payment of $89,968,000 and assumption of certain liabilities. Sale proceeds of $4,000,000 represent the maximum contractual obligation of Franklin arising from any claims which could be asserted by Norwest against Franklin based on the representations, warranties, and covenants provided in the agreement. The contingency periods expire within one year of the closing date. Currently, no claims have been asserted. On June 30, 1997, one contingency period expired decreasing the obligation to $3,000,000. Management does not expect any claims to be asserted; therefore, the $4,000,000 is included in the gain on the disposal of financial services segment in the accompanying statement of operations. ClubCorp's gain on the sale, net of taxes and minority interest is $25,146,000 for the twenty four weeks ended June 11, 1997.

In January 1997, Franklin paid $62,500,000 in dividends to its shareholders. ClubCorp used a majority of its dividend to repay long-term debt.



NOTE  3.  ACQUISITIONS
----------------------
ClubCorp's acquisitions in 1997 and 1996 were accounted for using the purchase method and, accordingly, the acquired assets and liabilities were recorded based on their estimated fair values at the dates of acquisition.

During the first twenty four weeks of 1997, ClubCorp purchased the stock of a golf club.

The following unaudited proforma financial information assumes the acquisitions occurred at the beginning of their acquisition year and the preceding year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):




                     June 30,
                       1996
                    ----------

Operating revenues  $ 341,971
                    ==========

Net loss            $  (5,723)
                    ==========

Net loss per share  $    (.07)
                    ==========

ClubCorp's 1997 acquisition occurred at the beginning of the year; therefore, no proforma information is shown for the current year.

NOTE  4.  LONG-TERM  DEBT
-------------------------
At June 11, 1997 and subsequently, certain subsidiaries were not in compliance with debt covenants due to non-payment of principal due on long-term debt and covenants relating to financial ratios totaling $11,911,000. This amount is included in the current portion of long-term debt in the accompanying balance sheet.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Club Corporation International ("ClubCorp" or the "Company") is a holding company incorporated under the laws of the State of Nevada that, through its subsidiaries, owns, operates and/or manages country clubs, city clubs, city/athletic clubs, athletic clubs, resorts, golf clubs, public fee golf courses and related real estate. Historically, the Company operated in the financial services segment through Franklin Federal Bancorp, a Federal Savings Bank ("Franklin"). On August 7, 1996, Franklin entered into an agreement to sell certain assets and transfer certain liabilities of Franklin to Norwest Corporation. The sale was consummated on January 2, 1997 for $90.0 million. A gain of $25.1 million was recognized on the sale, net of taxes and minority interest.

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

     The following discussion of the Company's financial condition and results of operations for the 24 and 12 weeks ended June 11, 1997 and June 12, 1996 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS

12  WEEKS  ENDED  JUNE  11,  1997  COMPARED  TO  12  WEEKS ENDED JUNE 12, 1996

     Operating revenues increased by 3.8% to $193.3 million for the 12 weeks ended June 11, 1997 from $186.2 million for the 12 weeks ended June 12, 1996. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $162.1 million to $168.3 million, an increase of 3.8%.

     Operating revenues from mature private club properties increased from $110.3 million for the 12 weeks ended June 12, 1996 to $113.2 million for the same period in 1997, or 2.6%. Membership dues at mature private clubs increased 2.9% to $50.4 million in 1997 from $49.0 million in 1996 due to inflationary price increases and slightly improved membership trends. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) increased 2.3% to $61.4 million in 1997 from $60.0 million for the 12 weeks ended June 12, 1996.

     Operating revenues from golf clubs (i.e., those clubs which offer both private and public play) grew 16.9% from $6.5 million for the 12 weeks ended June 12, 1996 to $7.6 million for the 12 weeks ended June 11, 1997 resulting primarily from acquisitions in 1996 and volume and price increases at mature properties. Operating revenues from mature golf clubs increased to $6.2 million for the 12 weeks ended June 11, 1997 from $5.7 million for the 12 weeks ended June 12, 1996 or 8.8%, reflecting an increase of 2.9% in rounds played and an increase of 4.2% in revenue per round.

     Operating revenues from public fee courses (i.e., those clubs which exclusively offer public play) increased to $9.2 million for the 12 weeks ended June 11, 1997 from $8.5 million for the 12 weeks ended June 12, 1996 or 8.2% due primarily to 1996 acquisitions. Mature public fee operating revenues increased to $7.7 million from $7.1 million in 1996 or 8.5%, reflecting an increase in rounds played of 9.4% partially offset by a 0.7% decrease in revenue per round.

     Resort operating revenues increased 11.0% from $39.0 million in 1996 to $43.3 million in 1997 due to increases at mature properties and a 1996 acquisition. Operating revenues from mature resorts increased 5.9% from $39.0 million in 1996 to $41.3 million in 1997, reflecting an increase of 1.9% in occupancy rates and an increase of 5.4% in the average daily revenue per available room.

     Realty operating revenues decreased from $6.4 million in 1996 to $4.4 million in 1997, or 31.3%, due to decreased real estate sales of land held for resale in Colorado.

     International operating revenues increased from $0.9 million for the 12 weeks ended June 12, 1996 to $2.7 million for the 12 weeks ended June 11, 1997 mainly due to equity in earnings from a city club joint venture in Singapore and 1996 and 1997 acquisitions.

     Direct operating costs increased 2.0% to $160.4 million in 1997 from $157.2 million in 1996 principally reflecting increased variable costs at mature properties. Direct operating costs at mature properties increased to
$116.3 million for the 12 weeks ended June 11, 1997 from $112.3 million for the same period in 1996, or 3.6%. The increase in direct operating costs for mature properties is due primarily to inflationary payroll cost increases and incentive bonus accruals.

24  WEEKS  ENDED  JUNE  11,  1997  COMPARED  TO  24  WEEKS ENDED JUNE 12, 1996

     Operating revenues increased 4.2% to $346.9 million for the 24 weeks ended June 11, 1997 from $333.0 million for the 24 weeks ended June 12, 1996, resulting primarily from inflationary price increases on membership dues and golf related revenues at mature properties and to slightly improved membership trends. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $293.6 million to $305.4 million, an increase of 4.0%.

     Operating revenues from mature private club properties increased 2.3% from $210.1 million in 1996 to $214.9 million for the 24 weeks ended June 11, 1997. Membership dues at mature private clubs increased 3.0% to $102.8 million for the 24 weeks ended June 11, 1997 from $99.8 million for the 24 weeks ended June 12, 1996, due to inflationary price increases and slightly improved membership trends. Membership enrollment at mature clubs for the 24 weeks ended June 11, 1997 was 19.0%, which is higher than attrition rates of 18.1% during the same period resulting in a 0.9% net enrollment rate. The net enrollment at mature clubs for the 24 weeks ended June 12, 1996 was 0.8%. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) increased 1.7% to $109.6 million for the 24 weeks ended June 11, 1997 from $107.7 million for the same period in 1996.

     Operating revenues from golf clubs grew 21.8% from $12.4 million in 1996 to $15.1 million in 1997 resulting primarily from acquisitions in 1996. Operating revenues from mature golf clubs increased 8.4% to $11.6 million from $10.7 million in 1996, reflecting an increase of 2.4% in rounds played, due to better weather conditions in markets served, and an increase of 5.0% in revenue per round.

     Resort operating revenues increased 13.0% from $62.9 million in 1996 to $71.1 million in 1997 due to volume increases at mature properties and a 1996 acquisition. Operating revenues from mature resorts increased from $62.5 million for the 24 weeks ended June 12, 1996 to $67.6 million for the 24 weeks ended June 11, 1997, an increase of 8.2%, reflecting an increase of 8.6% in the average daily revenue per available room and an increase of 2.6% in occupancy rates partially offset by a decrease of 2.5% in the average daily room rate per occupied room.

     Realty operating revenues decreased from $10.2 million in 1996 to $6.5 million in 1997, or 36.3%, primarily due to decreased real estate sales of land held for resale in Colorado, Ohio, and South Carolina.

     International operating revenues increased to $5.7 million for the 24 weeks ended June 11, 1997 from $1.1 million for the same period in 1996 due primarily to equity in earnings from a city club joint venture in Singapore and 1996 and 1997 acquisitions.

     Direct operating costs increased 3.6% to $303.1 million from $292.7 million principally reflecting increased costs at mature properties. Direct operating costs at mature properties increased to $218.9 million for the 24 weeks ended June 11, 1997 from $209.5 million for the same period in 1996 or 4.5%. The increase in direct operating costs for mature properties is due primarily to increased health insurance premiums, an impairment loss for assets to be disposed of, inflationary payroll cost increases, and incentive bonus accruals.

SEASONALITY

     The subsidiaries of the Company operate primarily on a 52/53 week fiscal year. The first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks. The timing of fiscal quarter ends, seasonal weather conditions and other short-term variations cause financial performance to vary by quarter. The Company has historically generated a disproportionate amount of its operating revenue in the second, third and fourth quarters of each year. The timing of purchases or leases of operating properties, divestitures of operating properties, and investment gains and losses also cause the Company's results of operations to vary significantly from quarter to quarter. INFLATION

     Inflation has not had a significant adverse impact on the Company. As operating expenses increase, the Company, to the extent the value of services rendered to members is not adversely impacted and as industry standards dictate, recovers increased costs by increasing prices.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company finances its operations and capital expenditures primarily through cash flows from operations, membership deposits and long-term debt. Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 3.9% to 6.1% of operating revenues during the last three years. The Company distinguishes capital expenditures made to refurbish and replace existing property and equipment (i.e., capital replacements) from other discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities. Commitments to fund future capital expenditures were not material as of June 11, 1997.

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

     The  Company  relies  on  its  low  leverage  position and maintenance of positive relationships with existing and potential lenders to arrange financing as needed for general corporate purposes or for specific projects. Consequently, the Company maintained no committed lines of credit at June 11, 1997. At June 11, 1997, certain subsidiaries of the Company were not in compliance with outstanding loan agreements relating to long-term debt totaling $11.9 million. The noncompliance relates both to financial ratio covenants and to nonpayment of amounts due under the terms of such agreements.

     The provisions of certain subsidiary lending and other agreements limit the amount of dividends that may be paid to the parent. At June 11, 1997, cash balances of $9.7 million were not available for dividends by subsidiaries due to those restrictions.

     At June 11, 1997, the Company's subsidiaries maintained $13.7 million of unused letters of credit primarily to guarantee payment of potential insurance claims paid under workers' compensation and general liability programs.

     All  of  the  assets  of  the ClubCorp Stock Investment Plan ("Plan") are invested in shares of ClubCorp's common stock, $.01 par value per share ("Common Stock"), except for temporary investments of cash pending investment in Common Stock. All distributions from the Plan are made in cash. As a means of providing liquidity to the trustees of the Plan to meet their fiduciary obligations to distribute cash to participants requesting withdrawals, ClubCorp has provided the trustees the right ("Redemption Right") to cause the Company to redeem Common Stock, held in trust on behalf of the
Plan,  at  the  most  recent  appraised  price  as  necessary  to meet certain
requirements.    Withdrawals  by  participants  and  terminations  by  and/or resignations from the Company of participants in excess of anticipated levels could give rise to the exercise of withdrawal rights in substantial amounts and place significant demands on the liquidity of the Company. In such an event, the resources available to meet business expansion or other working capital needs could be adversely affected. As of June 11, 1997, the value of the Redemption Right was $44.9 million. The most recent appraised price of the Common Stock is $11.94 as of June 11, 1997. The aggregate market value of the Common Stock at June 11, 1997, based on such appraised value, is $1,018.1 million. The Redemption Right has never been exercised by the Plan, although the Company from time to time has repurchased Common Stock into treasury from certain stockholders. The Company does not believe that the Redemption Right will be exercised to any material extent by the Plan to meet any of its fiduciary obligations.

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

     Over the last three years, attrition rates among members of the Company's mature clubs have ranged from 17.5% to 20.5%. In certain geographic areas, the Company has experienced decreased levels of usage of its private clubs, golf clubs, and public golf facilities. Membership enrollment at mature clubs for the 24 weeks ended June 11, 1997 was 19.0%, which is higher than attrition rates of 18.1% during the same period. Attrition was primarily due to a decrease of members at city clubs. The Company is currently analyzing the existing demands of the city club market and modifying its existing product to more closely match these needs. In addition, the Company continues to focus its efforts on membership enrollment programs and quality service to reduce attrition as one of its top priorities for 1997. For the last several years, the Company has focused on efforts to retain existing members, attract new members and increase club usage through various programs and membership activities, including increasing member participation by implementing member survey suggestions, increasing the involvement of member boards of governors in planning club activities, and the alignment of club activities with member needs. It is uncertain how trends in membership and club usage will develop in the future, or whether any of the Company's efforts in this area will be successful.

     During 1996, the Company was successful in its efforts to control expenses and increase revenues. While operating revenues increased 3.3%, operating costs and expenses increased only 1.0%. It is uncertain if the Company can continue to create operating efficiencies and thus decrease costs in 1997 to the extent cost reductions were achieved in 1996. For the 24 weeks ended June 11, 1997, the Company's operating revenues increased 4.2% while operating costs and expenses increased 3.6%.

     As of July 23, 1997, the Company was in the final stages of negotiations to acquire three properties and to build one property. The Company is considering several ownership structures for the properties including lease arrangements, sole ownership, and partial ownership (including joint venture interests). The consummation of the acquisition and construction of these properties is expected to require approximately $8.0 to $10.0 million in capital expenditures, to be funded primarily with cash flows from operations and external bridge financing of Club Corporation of America ("CCA"). The bridge financing arrangement is a "guidance line", styled as a promissory note, with a bank and is due on a short-term basis up to a maximum of $75.0 million. Borrowings are generally renewed as they become due; therefore, CCA does not expect to be required to repay the outstanding borrowings within the next twelve months. As of June 11, 1997, $22.0 million was outstanding under this financing arrangement. On June 19, 1997, a discretionary payment of $6.3 million was made from cash flows from operations to repay outstanding borrowings. Due to its short-term nature, the amount outstanding, excluding letters of credit and loan guarantees, at June 11, 1997 is considered current for financial reporting purposes. Additional credit arrangements could be made if considered necessary. The eventual outcome of the acquisition negotiations cannot be accurately predicted at this time.

     The Company has acquired 63 properties since January 1, 1991 through purchase, lease agreement or joint venture arrangements. Actual returns from these properties have been significantly less than projected returns. The success of each property depends on different factors; however, some of the more common risk factors include a high dependency on real estate sales for new membership growth, slower progress than anticipated in repositioning properties and slower than anticipated turnarounds of prior operating deficits. Additional purchase consideration was paid for premier properties, strategically positioned properties, and properties in markets with significant barriers to entry reflecting both the tangible and intangible value of the property. The Company has also experienced greater than expected development costs at certain properties built and opened since January 1, 1991. Under-performing and cash flow deficit properties recently acquired are being carefully analyzed by executive management to determine an optimum business plan allowing for the highest possible return to the Company. The Company continually seeks to improve financial performance of existing facilities and divest properties when management determines that properties will be unable to provide a positive contribution to profitability. The Company is currently evaluating several of its properties for ownership and/or financial restructure or divestiture which could, depending on the outcome of restructure or divestiture negotiations, limit its short-term ability to grow revenues and cash flows at historical levels. Executive management believes that its focus on, and investment in, training and development at the property manager level could improve performance in the future. Executive management has developed a risk and reward-based screening model to evaluate specific risk and reward factors against projected yields for all proposed acquisitions and certain other significant capital investments of the Company. In addition, the Company has implemented a "team approach" to acquisitions including all facets of operations, development, and regional support teams to improve the transition of ownership.

                          PART II.  OTHER INFORMATION



Item  1.  Legal  Proceedings
          Refer  to  Note  5  to  Condensed  Notes  to  Consolidated Financial
          Statements.

Item  2.  Changes  in  Securities
          Not  applicable

Item  3.  Defaults  upon  Senior  Securities
          Refer  to  Note  4  to  Condensed  Notes  to  Consolidated Financial
          Statements.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          Not  applicable

Item  5.  Other  Information
          Not  applicable

Item  6.  Exhibits  and  Reports  on  Form  8-K
          (a)  Exhibits
               10.1 - Second Amendment to ClubCorp Stock Investment Plan
               10.2 - Third Amendment to ClubCorp Stock Investment Plan
               10.3 - Fourth Amendment to ClubCorp Stock Investment Plan
               10.4 - Fifth Amendment to ClubCorp Stock Investment Plan
               10.5 - Sixth Amendment to ClubCorp Stock Investment Plan
               15.1 - Letter  from KPMG Peat Marwick LLP regarding
                      unaudited  interim  financial  statements.

          (b)  Reports  on  Form  8-K
               The Company filed a Form 8-K during the quarterly period ended June 11, 1997 on April 3, 1997 which
               included  Item  8.    Change  in  Fiscal  Year.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CLUB CORPORATION INTERNATIONAL


Date :  July 24, 1997  By:  /s/ John H. Gray
                            -------------------------------
                            John H. Gray
                            Executive Vice President and
                            Chief Administrative Officer
                            (chief accounting officer)