Form 10-Q
period 1997-09-03
CLUB CORP INTERNATIONAL
filed 1997-10-16
CIK 929455

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

                              __________________

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 3, 1997


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

The number of shares of the Registrant's Common Stock outstanding as of September 3, 1997 was 85,218,416.

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


                        PART I. FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS



                      INDEPENDENT AUDITORS' REVIEW REPORT
                      -----------------------------------






The  Board  of  Directors
Club  Corporation  International:

We  have  reviewed  the  consolidated  balance  sheet  of  Club  Corporation
International and subsidiaries (ClubCorp) as of September 3, 1997 and September 30, 1996 and the related consolidated statements of operations for the twelve weeks and thirty six weeks ended September 3, 1997 and the three months and nine months ended September 30, 1996 and stockholders' equity and cash flows for the thirty six weeks and nine months ended September 3, 1997 and September 30, 1996, respectively. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ClubCorp as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 21, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated February 21, 1997 on the consolidated financial statements of ClubCorp as of and for the year ended December 31, 1996 refers to a change in 1995 in its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.


                                             KPMG  Peat  Marwick  LLP

Dallas,  Texas
October  10,  1997


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  BALANCE  SHEET
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)


                                                                 SEPTEMBER 3,    December 31,    September 30,
Assets                                                               1997            1996            1996
--------------------------------------------------------------  --------------  --------------  ---------------
Current assets:
     Cash and cash equivalents                                  $     112,432   $      74,454   $       68,234
     Membership and other receivables, net                             74,241          73,139           66,194
     Inventories                                                       15,365          13,886           13,908
     Other assets                                                      14,980          14,501           15,931
                                                                --------------  --------------  ---------------
             Total current assets                                     217,018         175,980          164,267

Property and equipment, net                                           665,391         663,387          650,815
Other assets                                                          138,912         144,517          151,453
Financial services assets                                                   -         589,482          590,567
                                                                --------------  --------------  ---------------
                                                                $   1,021,321   $   1,573,366   $    1,557,102
                                                                ==============  ==============  ===============

Liabilities and Stockholders' Equity
--------------------------------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities                   $      44,930   $      54,933   $       45,825
     Long-term debt - current portion                                  71,376         120,694          112,200
     Other liabilities                                                 60,989          44,371           49,063
                                                                --------------  --------------  ---------------
             Total current liabilities                                177,295         219,998          207,088

Long-term debt                                                        195,203         223,223          235,914
Other liabilities                                                      52,760          44,030           43,855
Membership deposits                                                   400,812         380,802          372,701
Financial services liabilities                                              -         549,246          552,024

Redemption value of common stock held by benefit plan                  49,878          43,233           39,930

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 90,219,408 issued, 85,218,416 outstanding
   at September 3, 1997, 85,393,241 at December 31, 1996
   and 85,476,674 outstanding at September 30, 1996                       902             902              902
Additional paid-in capital                                             10,593          10,380           10,380
Foreign currency translation adjustment                                    48             (54)              (9)
Unrealized losses on investments in debt and equity securities              -             (46)            (143)
Retained earnings                                                     223,001         181,985          170,519
Treasury stock                                                        (39,293)        (37,100)         (36,129)
Redemption value of common stock held by benefit plan                 (49,878)        (43,233)         (39,930)
                                                                --------------  --------------  ---------------
             Total stockholders' equity                               145,373         112,834          105,590
                                                                --------------  --------------  ---------------
                                                                $   1,021,321   $   1,573,366   $    1,557,102
                                                                ==============  ==============  ===============


See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  OPERATIONS
Twelve  and  Thirty  Six  Weeks  Ended  September  3,  1997
and  Three  and  Nine  Months  Ended  September  30,  1996
(Dollars  in  thousands,  except  per  share  amounts)
(Unaudited)



                                                            12 WEEKS        3 Months         36 WEEKS        9 Months
                                                             ENDED            Ended           ENDED            Ended
                                                          SEPTEMBER 3,    September 30,    SEPTEMBER 3,    September 30,
                                                              1997            1996             1997            1996
                                                         --------------  ---------------  --------------  ---------------
Operating revenues                                       $     186,782   $      176,453   $     533,669   $      509,469
Operating costs and expenses                                   162,971          155,174         466,091          447,870
Selling, general and administrative expenses                    15,597           14,495          45,406           43,768
                                                         --------------  ---------------  --------------  ---------------

Income from operations                                           8,214            6,784          22,172           17,831

Gain (loss) on divestitures                                     (5,854)             565           7,906            3,922
Interest and investment income                                   2,875            3,750           6,546            9,011
Interest expense                                                (5,682)          (6,874)        (19,055)         (20,058)
Other expense                                                      (90)          (2,809)            (90)          (3,157)
                                                         --------------  ---------------  --------------  ---------------

Income (loss) from continuing operations before
 income taxes and minority interest                               (537)           1,416          17,479            7,549

Income tax (provision) benefit                                    (398)              23          (1,446)            (729)

Minority interest                                                  (92)               -            (163)              98
                                                         --------------  ---------------  --------------  ---------------

Income (loss) from continuing operations                        (1,027)           1,439          15,870            6,918

Discontinued operations:
Loss from discontinued operations of financial
 services segment, net of income tax provision
 of $738 for the three months and $723 for the
 nine months ended September 30, 1996                                -           (1,681)              -             (137)
Gain (loss) on disposal of financial services segment,
 net of income tax (provision) benefit of ($15,221)
 for the thirty six weeks ended  September 3, 1997
 and ($196) for the three months ended and $8,435
 for the nine months ended September 30, 1996                        -              306          25,146          (13,096)
                                                         --------------  ---------------  --------------  ---------------
                                                                     -           (1,375)         25,146          (13,233)
                                                         --------------  ---------------  --------------  ---------------

Net income (loss)                                        $      (1,027)  $           64   $      41,016   $       (6,315)
                                                         ==============  ===============  ==============  ===============

Earnings per share:
   Income from continuing operations                     $        (.01)  $          .02   $         .19   $          .08
   Discontinued operations                                           -             (.02)            .29             (.15)
                                                         --------------  ---------------  --------------  ---------------
   Net income (loss)                                     $        (.01)  $            -   $         .48   $         (.07)
                                                         ==============  ===============  ==============  ===============


See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
Thirty  Six  Weeks  Ended  September  3,  1997  and
Nine  Months  Ended  September  30,  1996
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)

                                                 Common  Stock  (100,000,000  shares
                                              authorized,  par  value  $.01  per  share)
                                             --------------------------------------------
                                                                                                           Foreign
                                                          Treasury                         Additional     Currency
                                               Shares      Stock        Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding   Value     Capital     Adjustment
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1995                90,219,408  4,552,376    85,667,032   $  902  $    10,075  $        (51)
Net loss                                              -          -             -        -            -             -
Purchase of treasury stock                            -    325,053      (325,053)       -            -             -
Reissuance of treasury stock                          -    (24,258)       24,258        -           71             -
Stock issued in connection with bonus plans           -   (110,437)      110,437        -          234             -
Foreign currency translation adjustment               -          -             -        -            -            42
Change in unrealized gains and losses                 -          -             -        -            -             -
Change in redemption value                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at September 30, 1996               90,219,408  4,742,734    85,476,674   $  902  $    10,380  $         (9)
                                             ==========  ==========  ============  ======  ===========  =============

Balances at December 31, 1996                90,219,408  4,826,167    85,393,241   $  902  $    10,380  $        (54)
NET INCOME                                            -          -             -        -            -             -
PURCHASE OF TREASURY STOCK                            -    229,498      (229,498)       -            -             -
STOCK ISSUED IN CONNECTION WITH BONUS PLANS           -    (54,673)       54,673        -          213             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -        -            -           102
CHANGE IN UNREALIZED GAINS AND LOSSES                 -          -             -        -            -             -
CHANGE IN REDEMPTION VALUE                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
BALANCES AT SEPTEMBER 3, 1997                90,219,408  5,000,992    85,218,416   $  902  $    10,593  $         48
                                             ==========  ==========  ============  ======  ===========  =============


                                                 Unrealized                                 Redemption
                                                  Gains or                                   Value of
                                                  Losses on                                   Common
                                               Investments in                                 Stock            Total
                                                  Debt and         Retained    Treasury      Held by       Stockholders'
                                              Equity Securities    Earnings     Stock      Benefit Plan       Equity
                                             -------------------  ----------  ----------  --------------  ---------------
Balances at December 31, 1995                $          (11,812)  $ 176,834   $ (33,743)  $     (35,414)  $      106,791
Net loss                                                      -      (6,315)          -               -           (6,315)
Purchase of treasury stock                                    -           -      (3,385)              -           (3,385)
Reissuance of treasury stock                                  -           -         183               -              254
Stock issued in connection with bonus plans                   -           -         816               -            1,050
Foreign currency translation adjustment                       -           -           -               -               42
Change in unrealized gains and losses                    11,669           -           -               -           11,669
Change in redemption value                                    -           -           -          (4,516)          (4,516)
                                             -------------------  ----------  ----------  --------------  ---------------
Balances at September 30, 1996               $             (143)  $ 170,519   $ (36,129)  $     (39,930)  $      105,590
                                             ===================  ==========  ==========  ==============  ===============

Balances at December 31, 1996                $              (46)  $ 181,985   $ (37,100)  $     (43,233)  $      112,834
NET INCOME                                                    -      41,016           -               -           41,016
PURCHASE OF TREASURY STOCK                                    -           -      (2,617)              -           (2,617)
STOCK ISSUED IN CONNECTION WITH BONUS PLANS                   -           -         424               -              637
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       -           -           -               -              102
CHANGE IN UNREALIZED GAINS AND LOSSES                        46           -           -               -               46
CHANGE IN REDEMPTION VALUE                                    -           -           -          (6,645)          (6,645)
                                             -------------------  ----------  ----------  --------------  ---------------
BALANCES AT SEPTEMBER 3, 1997                $                -   $ 223,001   $ (39,293)  $     (49,878)  $      145,373
                                             ===================  ==========  ==========  ==============  ===============


See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
Thirty  Six  Weeks  Ended  September  3,  1997  and
Nine  Months  Ended  September  30,  1996
(Dollars  in  thousands)
(Unaudited)


                                                                           SEPTEMBER 3,    September 30,
                                                                               1997            1996
                                                                          --------------  ---------------
Cash flows from operations:
   Net income (loss)                                                      $      41,016   $       (6,315)
   Adjustments to reconcile net income (loss) to cash flows
     provided from operations:
         Depreciation and amortization                                           33,183           33,611
         Gain on divestitures                                                    (7,906)          (3,922)
         Minority interest in net income (losses) of subsidiary                     163              (98)
         Gain on disposal of financial services segment                         (25,146)               -
         Equity in earnings in partnerships and joint ventures                   (3,082)            (581)
         Decrease in real estate held for sale                                    6,938            8,029
         Net change in membership and other receivables                          (1,253)             150
         Decrease in accounts payable and accrued liabilities                    (9,524)          (1,797)
         Increase in deferred membership dues                                     3,532            1,322
         Other                                                                   10,748            1,740
         Net change in operating assets of discontinued operations                    -           13,326
                                                                          --------------  ---------------
               Cash flows provided from operations                               48,669           45,465

Cash flows from investing activities:
   Additions to property and equipment                                          (41,093)         (32,276)
   Development of new facilities                                                 (4,390)          (2,556)
   Development of real estate ventures                                           (5,011)         (11,893)
   Acquisition of facilities                                                     (2,960)         (38,303)
   Proceeds from disposition of assets and subsidiaries, net                     13,074                -
   Proceeds from disposal of financial services segment                          89,968                -
   Other                                                                          6,625            6,620
   Investing activities of discontinued operations                                    -          298,719
                                                                          --------------  ---------------
               Cash flows provided from investing activities                     56,213          220,311

Cash flows from financing activities:
   Borrowings of long-term debt                                                  11,902           54,806
   Repayments of long-term debt                                                 (81,838)         (23,548)
   Increase in membership deposits                                               21,302           17,233
   Treasury stock transactions, net                                              (2,617)          (3,131)
   Repayment of Federal Home Loan Bank advances                                  (3,153)               -
   Dividends paid to minority shareholder of financial services segment         (12,500)               -
   Financing activities of discontinued operations                                    -         (327,378)
                                                                          --------------  ---------------
               Cash flows used by financing activities                          (66,904)        (282,018)
                                                                          --------------  ---------------

Total net cash flows                                                             37,978          (16,242)
Net cash flows from discontinued operations                                           -          (28,566)
                                                                          --------------  ---------------
Net cash flows from continuing operations                                 $      37,978   $       12,324
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

In the opinion of ClubCorp management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of ClubCorp as of September 3, 1997 and September 30, 1996 and the consolidated results of operations and cash flows for the interim periods then ended. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

Fiscal  periods
---------------
Effective January 1, 1997, ClubCorp changed its fiscal year from a calendar year ending December 31 to a 52/53 week fiscal year ending on the last Wednesday of December. Accordingly, the third quarter of 1997 includes the twelve and thirty six weeks ended September 3, whereas the third quarter of 1996 includes the three and nine months ended September 30. The hospitality segment subsidiaries were previously reported on a 52/53 week fiscal year with acquisitions, divestitures and other material transactions during the period of September 4, 1996 and September 30, 1996 recorded in the consolidated financial statements. The accounts of Franklin are included from December 31, 1995 to September 30, 1996.

Earnings  per  share
--------------------
Earnings per share is computed using the weighted average number of shares outstanding of 85,222,588 and 85,538,585 for the twelve weeks and three months ended, and 85,341,186 and 85,651,928 for the thirty six weeks and nine months ended September 3, 1997 and September 30, 1996, respectively.

Recent  accounting  pronouncements
----------------------------------
In  February  1997,  the  Financial  Accounting  Standards Board (FASB) issued
Statement  of  Financial  Accounting  Standards  (SFAS) No. 128, "Earnings per
Share". SFAS 128 establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Management expects the implementation of SFAS 128 to have minimal impact on the consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

Reclassifications
-----------------
Certain amounts previously reported have been reclassified to conform with the current period presentation.


NOTE  2.  DISCONTINUED  OPERATIONS
----------------------------------
On January 2, 1997, Franklin sold certain assets to Norwest for a cash payment of $89,968,000 and assumption of certain liabilities. Sale proceeds of $4,000,000 represent the maximum contractual obligation of Franklin arising from any claims which could be asserted by Norwest against Franklin based on the representations, warranties, and covenants provided in the agreement. The contingency periods expire within one year of the closing date. Currently, no claims have been asserted. On September 30, 1997, one contingency period expired decreasing the obligation to $3,000,000. Management does not expect any claims to be asserted; therefore, the $4,000,000 is included in the gain on the disposal of financial services segment in the accompanying statement of operations. ClubCorp's gain on the sale, net of taxes and minority interest is $25,146,000 for the thirty six weeks ended September 3, 1997.

In January 1997, Franklin paid $62,500,000 in dividends to its shareholders. ClubCorp used a majority of its dividend to repay long-term debt.


NOTE  3.  LONG-TERM  DEBT
-------------------------
At September 3, 1997 and subsequently, certain subsidiaries were not in compliance with outstanding loan agreements relating to long-term debt totaling $9,220,000. The noncompliance relates both to financial ratio covenants and to nonpayment of amounts due under the terms of such agreements.


NOTE  4.  COMMITMENTS  AND  CONTINGENCIES
-----------------------------------------
ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes ClubCorp has meritorious defenses to these matters and that any potential liability from these matters would not materially affect ClubCorp's consolidated financial statements.



Part  II.    OTHER  INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Club Corporation International is a holding company incorporated under the laws of the State of Nevada that, through its subsidiaries, owns, operates and/or manages country clubs, city clubs, city/athletic clubs, athletic clubs, resorts, golf clubs, public fee golf courses and related real estate. Historically, ClubCorp also operated in the financial services segment through Franklin Federal Bancorp, a Federal Savings Bank ("Franklin"). On August 7, 1996, Franklin entered into an agreement to sell certain assets and transfer certain liabilities of Franklin to Norwest Corporation. The sale was consummated on January 2, 1997 for $90.0 million. A gain of $25.1 million was recognized on the sale, net of taxes and minority interest.

     The predecessor corporation to ClubCorp was organized in 1957 under the name Country Clubs, Inc. All references herein to ClubCorp shall also include Country Clubs, Inc. and its successor corporations. For purposes of this document, references to the "Company" shall include ClubCorp's various subsidiaries. However, each of ClubCorp and its subsidiaries is careful to maintain its separate legal existence, and general references to the Company should not be interpreted in any way to reduce the legal distinctions between the subsidiaries or between ClubCorp and its subsidiaries.

     The following discussion of the Company's financial condition and results of operations for the 12 and 36 weeks ended September 3, 1997 and September 4, 1996 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS

12  WEEKS ENDED SEPTEMBER 3, 1997 COMPARED TO 12 WEEKS ENDED SEPTEMBER 4, 1996

     Operating revenues increased by 5.8% to $186.8 million for the 12 weeks ended September 3, 1997 from $176.5 million for the 12 weeks ended September 4, 1996 resulting primarily from inflationary price increases on membership dues and golf related revenues at mature properties and to slightly improved membership trends. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $148.9 million to $164.3 million for the 12 weeks ended September 3, 1997, an increase of 10.3%.

     Operating revenues from mature private club properties increased from $106.4 million for the 12 weeks ended September 4, 1996 to $115.2 million for the same period in 1997, or 8.3%. Membership dues at mature private clubs increased 6.5% from $50.9 million in 1996 to $54.2 million in 1997 due to inflationary price increases and slightly improved membership trends. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) increased 8.0% to $58.1 million for the 12 weeks ended September 3, 1997 from $53.8 million for the same period in 1996.

     Operating revenues from golf clubs (i.e., those clubs which offer both private and public play) grew 10.9% from $5.5 million for the 12 weeks ended September 4, 1996 to $6.1 million for the 12 weeks ended September 3, 1997 resulting primarily from acquisitions in 1996 and volume increases at mature properties. Operating revenues from mature golf clubs increased to $5.2 million in 1997 from $4.6 million for the 12 weeks ended September 4, 1996 or 13.0%, reflecting an increase of 8.0% in rounds played combined with an increase of 3.0% in revenue per round.

     Operating revenues from public fee courses (i.e., those clubs which exclusively offer public play) increased by 22.2% to $11.0 million for the 12 weeks ended September 3, 1997 from $9.0 million for the 12 weeks ended September 4, 1996 due primarily to a 1996 acquisition and volume increases at mature properties. Mature public fee operating revenues increased to $8.8 million from $7.6 million in 1996 or 15.8%, reflecting an increase in rounds played of 18.9% offset by a 2.3% decrease in revenue per round.

     Direct operating costs increased 5.0% to $163.0 million in 1997 from $155.2 million for the 12 weeks ended September 4, 1996 principally reflecting increased variable costs at mature properties. Direct operating costs at mature properties increased to $136.7 million for the 12 weeks ended September 3, 1997 from $124.8 million for the same period in 1996, or 9.5% due to increased variable costs.
     Selling, general and administrative expenses represent primarily the costs of executive management and various support services provided to properties from corporate and regional personnel and certain holding company expenses. These costs increased from $14.5 million for the 12 weeks ended September 4, 1996 to $15.6 million for the 12 weeks ended September 3, 1997, or 7.6% due to higher levels of international new business and development costs.

     Gain (loss) on divestitures of $(5.9) million for the 12 weeks ended September 3, 1997 primarily represents a loss on the sale of a resort during the third quarter.

     Interest expense decreased from $6.9 million for the 12 weeks ended September 4, 1996 to $5.7 million for the 12 weeks ended September 3, 1997, or 17.4%, primarily due to the repayment of external bridge financing of Club Corporation of America. Interest expense at mature properties increased only $0.1 million or 2.1% from $4.7 million in 1996 to $4.8 million for the 12 weeks ended September 3, 1997.

     Other expense of $2.9 million for the 12 weeks ended September 4, 1996 is primarily due to an accrual for pending litigation in the ordinary course of business.

36  WEEKS ENDED SEPTEMBER 3, 1997 COMPARED TO 36 WEEKS ENDED SEPTEMBER 4, 1996

     Operating revenues increased 4.7% to $533.7 million for the 36 weeks ended September 3, 1997 from $509.5 million for the 36 weeks ended September 4, 1996, resulting primarily from inflationary price increases on membership dues and golf related revenues at mature properties and to slightly improved membership trends. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $442.6 million to $469.7 million for the 36 weeks ended September 3, 1997, an increase of 6.1%.

     Operating revenues from mature private club properties increased 4.3% from $316.5 million in 1996 to $330.1 million for the 36 weeks ended September 3, 1997. Membership dues at mature private clubs increased 4.1% to $157.0 million for the 36 weeks ended September 3, 1997 from $150.8 million for the 36 weeks ended September 4, 1996, due to inflationary price increases and slightly improved membership trends. Membership enrollment at mature clubs for the 36 weeks ended September 3, 1997 was 19.0%, which is higher than attrition rates of 18.0% during the same period resulting in a 1.0% net enrollment rate. For the 36 weeks ended September 4, 1996, enrollment was equal to attrition at 17.5%. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) increased 3.9% to $167.8 million for the 36 weeks ended September 3, 1997 from $161.5 million for the same period in 1996.

     Operating revenues from golf clubs grew 18.4% from $17.9 million in 1996 to $21.2 million in 1997 resulting primarily from acquisitions in 1996 and increases at mature properties. Operating revenues from mature golf clubs increased 9.1% to $16.8 million for the 36 weeks ended September 3, 1997 from $15.4 million for the same period in 1996, reflecting an increase of 3.3% in rounds played combined with an increase of 6.0% in revenue per round.

     Operating revenues from public fee courses (i.e., those clubs which exclusively offer public play) increased to $24.1 million for the 12 weeks ended September 3, 1997 from $21.7 million for the 12 weeks ended September 4, 1996 or 11.1% due primarily to a 1996 acquisition and volume increases at mature properties. Mature public fee operating revenues increased to $20.0 million from $17.9 million for the 36 weeks ended September 4, 1996 or 11.7%, reflecting an increase in rounds played of 13.8% offset by a 2.3% decrease in revenue per round.

     Resort operating revenues increased 10.3% from $102.1 million for the 36 weeks ended September 4, 1996 to $112.6 million in 1997 due to volume increases at mature properties and a 1996 acquisition. Operating revenues from mature resorts increased from $92.8 million for the 36 weeks ended September 4, 1996 to $102.8 million for the 36 weeks ended September 3, 1997, an increase of 10.8%, reflecting an increase of 11.5% in the average daily revenue per available room, an increase of 3.7% in occupancy rates, and an increase of 5.1% in the average daily room rate per occupied room.

     Realty operating revenues decreased from $16.0 million in 1996 to $11.5 million in 1997, or 28.1%, primarily due to decreased real estate sales of land held for resale in Ohio and South Carolina.

     International operating revenues increased to $6.7 million in 1997 from $1.6 million in 1996 due primarily to equity in earnings from a city club joint venture in Singapore and a 1996 and a 1997 acquisition.

     Direct operating costs increased 4.1% to $466.1 million for the 36 weeks ended September 3, 1997 from $447.9 million for the 36 weeks ended September 4, 1996 principally reflecting increased costs at mature properties. Direct operating costs at mature properties increased to $399.0 million for the 36 weeks ended September 3, 1997 from $379.0 million for the same period in 1996 or 5.3%. The increase in direct operating costs for mature properties is due primarily to volume increases, inflationary payroll cost increases, increased health insurance premiums, an impairment loss on assets to be disposed of and incentive bonus accruals.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company finances its operations and capital expenditures primarily through cash flows from operations, membership deposits and long-term debt. Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 3.9% to 6.1% of operating revenues during the last three years. The Company distinguishes capital expenditures made to refurbish and replace existing property and equipment (i.e., capital replacements) from other discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities. Commitments to fund future capital expenditures are not material as of September 3, 1997.

     The Company has committed to provide updated technology to all of its properties over the next two years. This technology will include installation of point-of-sale hardware and software, replacement of computer hardware and software to provide network capabilities, and the purchase of electronic time clocks which will interface with accounting software. Executive management has pledged to allocate the necessary resources to develop additional technology applications and tools that will allow the properties to operate more effectively and efficiently. Completion of the technology rollout is expected to require approximately $25.0 to $30.0 million in capital expenditures to be funded through a capital lease with a bank over a four to five year period.

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

     The  Company  relies  on  its  low  leverage  position and maintenance of positive relationships with existing and potential lenders to arrange financing as needed for general corporate purposes or for specific projects. Consequently, the Company maintained no committed lines of credit at September 3, 1997. At September 3, 1997, certain subsidiaries of the Company were not in compliance with outstanding loan agreements relating to long-term debt totaling $9.2 million. The noncompliance relates both to financial ratio covenants and to nonpayment of amounts due under the terms of such agreements.

     The provisions of certain subsidiary lending and other agreements limit the amount of dividends that may be paid to the parent. At September 3, 1997, cash balances of $10.2 million were not available for dividends by subsidiaries due to those restrictions.

     At September 3, 1997, the Company's subsidiaries maintained $14.0 million of unused letters of credit primarily to guarantee payment of potential insurance claims paid under workers' compensation and general liability programs.

     All  of  the  assets  of  the ClubCorp Stock Investment Plan ("Plan") are invested in shares of ClubCorp's common stock, $.01 par value per share ("Common Stock"), except for temporary investments of cash pending investment in Common Stock. All distributions from the Plan are made in cash. As a means of providing liquidity to the trustees of the Plan to meet their fiduciary obligations to distribute cash to participants requesting withdrawals, ClubCorp has provided the trustees the right ("Redemption Right") to cause the Company to redeem Common Stock, held in trust on behalf of the
Plan,  at  the  most  recent  appraised  price  as  necessary  to meet certain
requirements.    Withdrawals  by  participants  and  terminations  by  and/or resignations from the Company of participants in excess of anticipated levels could give rise to the exercise of withdrawal rights in substantial amounts and place significant demands on the liquidity of the Company. In such an event, the resources available to meet business expansion or other working capital needs could be adversely affected. As of September 3, 1997, the value of the Redemption Right was $49.9 million. The most recent appraised price of the Common Stock is $13.27 as of September 3, 1997. The aggregate market value of the Common Stock at September 3, 1997, based on such appraised value, is $1,130.8 million. The Redemption Right has never been exercised by the Plan, although the Company from time to time has repurchased Common Stock into treasury from certain stockholders. The Company does not believe that the Redemption Right will be exercised to any material extent by the Plan to meet any of its fiduciary obligations.

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

     Over the last three years, attrition rates among members of the Company's mature clubs have ranged from 17.5% to 20.5%. In certain geographic areas, the Company has experienced decreased levels of usage of its private clubs, golf clubs, and public golf facilities. Membership enrollment at mature clubs for the 36 weeks ended September 3, 1997 was 19.0%, which is higher than attrition rates of 18.0% during the same period. Attrition was primarily due to a decrease of members at city clubs and athletic clubs. The Company is currently analyzing the existing demands of the city club market and modifying its existing product to more closely match these needs. In addition, the Company continues to focus its efforts on membership enrollment programs and quality service to reduce attrition as one of its top priorities for 1997. For the last several years, the Company has focused on efforts to retain existing members, attract new members and increase club usage through various programs and membership activities, including increasing member participation by implementing member survey suggestions, increasing the involvement of member boards of governors in planning club activities, and the alignment of club activities with member needs. It is uncertain how trends in membership and club usage will develop in the future, or whether any of the Company's efforts in this area will be successful.

     During 1996, the Company was successful in its efforts to control expenses and increase revenues. While operating revenues increased 3.3%, operating costs and expenses increased only 1.0%. It is uncertain if the Company can continue to create operating efficiencies and thus decrease costs in 1997 to the extent cost reductions were achieved in 1996. For the 36 weeks ended September 3, 1997, the Company's operating revenues increased 4.7% while operating costs and expenses increased 4.1%.

     As of October 15, 1997, the Company was in the final stages of negotiations to build three properties. The Company is considering several ownership structures for the properties to be built including lease arrangements and partial ownership (including joint venture interests). The consummation of the construction of these properties is expected to require approximately $64.0 million in capital expenditures, to be funded primarily with cash flows from operations and external bridge financing of Club Corporation of America. The bridge financing arrangement is a "guidance line", styled as a promissory note, with a bank and is due on a short-term basis up to a maximum of $75.0 million. As of September 3, 1997, $5.2 million was outstanding under this financing arrangement representing primarily letters of credit and loan guarantees. The eventual outcome of the negotiations cannot be accurately predicted at this time.

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

                          PART II.  OTHER INFORMATION



Item  1.    Legal  Proceedings
     Refer  to Note 4 to Condensed Notes to Consolidated Financial Statements.

Item  2.    Changes  in  Securities
     Not  applicable

Item  3.    Defaults  upon  Senior  Securities
     Refer  to Note 3 to Condensed Notes to Consolidated Financial Statements.

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders
     On May 14, 1997, the shareholders of Club Corporation International held their annual meeting to elect directors. The following directors were elected: Robert H. Dedman, Sr., James E. Maser, Robert H. Dedman, Jr., James
P. McCoy, Jr., James M. Hinckley, John H. Gray, Terry A. Taylor, Mark W. Dietz, Albert E. Chew, III, Randy L. Williams, Richard S. Poole, Jerry W. Dickenson, Nancy M. Dedman, Patricia Dedman Dietz, and Robert H. Johnson. Also, Robert H. Dedman, Jr. was elected as Co-Chief Executive Officer. There were no other matters voted upon at the meeting.

Item  5.    Other  Information
     Not  applicable

Item  6.    Exhibits  and  Reports  on  Form  8-K
     (a)    Exhibits
            10.1  -  Second Fifth Amendment to ClubCorp Stock Investment Plan
            10.2  -  Sixth  Amendment  to  ClubCorp  Stock  Investment Plan
            15.1 - Letter from KPMG Peat Marwick LLP regarding unaudited interim financial statements.

     b)     Reports  on  Form  8-K
            The Company did not file any reports on Form 8-K during the quarterly period ended September 3, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CLUB CORPORATION INTERNATIONAL





Date :  October 16, 1997  By:  /s/ John H. Gray
                               -------------------------------
                               John H. Gray
                               Executive Vice President and
                               Chief Administrative Officer
                               (chief accounting officer)
