Form 10-K/A
period 1996-12-31
CLUB CORP INTERNATIONAL
filed 1998-02-06
CIK 929455

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                              __________________

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


                               TABLE OF CONTENTS


This Amendment No. 1 amends Item 1, Item 6, Item 7, Item 8, and Exhibit 23.1 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1997. The complete text of each item which has been amended is included. Text of items which have not been amended are not included.

     Item  1.  Business
     Item  6.  Selected  Financial  Data
     Item  7.  Management's Discussion and Analysis of Financial Condition
                 and  Results  of  Operations
     Item  8.  Financial  Statements  and  Supplementary  Data
     Item  14. Exhibits, Financial Statement Schedule, and Reports on Form
                 8-K


PART  I

ITEM  1.  BUSINESS

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


Management  Services
--------------------

     In addition to operations that are solely or partially owned by the Company, the Company provides professional management and consulting services to third parties who own private clubs, resorts, golf clubs, and public golf facilities. Fees for the Company's management and consulting services accounted for $8.2 million of operating revenues (1.0% of the Company's total operating revenues) during 1996, $10.3 million of operating revenues (1.4% of the Company's total operating revenues) during 1995 and $9.2 million of operating revenues (1.3% of the Company's total operating revenues) during 1994. In calculating revenues from management and consulting services, the Company includes only the fees received by the Company for such services and does not include revenues of the facilities under management.

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

     During 1996, 1995 and 1994, these corporate services generated approximately $38.8 million, $34.0 million and $14.6 million, respectively, in operating revenues for the Company.


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


                                    PART II

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


                                                                           AT  OR  FOR  THE  YEAR  ENDED  DECEMBER  31,
                                                                        --------------------------------------------------
                                                                         1996 (1)     1995 (2)     1994 (3)     1993 (4)
                                                                        -----------  -----------  -----------  -----------
INCOME STATEMENT DATA:
 Operating revenues (5)                                                 $  784,213   $  760,851   $  705,962   $  626,761
 Income (loss) from continuing operations (5)                           $   28,962   $  (11,561)  $   28,032   $   20,292
 Income (loss) from continuing operations per share (5)                 $     0.34   $    (0.13)  $     0.32   $     0.23
 Net income (loss)                                                      $   17,660   $  (11,128)  $   19,931   $   55,628
 Net income (loss) per share                                            $     0.21   $    (0.13)  $     0.23   $     0.64
BALANCE SHEET DATA:
 Total assets                                                           $1,554,010   $1,825,292   $2,039,556   $2,341,542
 Capitalization:
     Financial services liabilities                                     $  549,246   $  877,345   $1,118,937   $1,552,257
     Long-term debt                                                        343,917      313,461      285,128      194,398
     Membership deposits                                                    84,088       79,497       56,971       45,222
     Redemption value of common stock held by benefit plan (6)              43,233       35,414       37,112       41,165
     Stockholders' equity                                                  351,797      333,245      356,320      338,953
                                                                        -----------  -----------  -----------  -----------
           Total capitalization                                         $1,372,281   $1,638,962   $1,854,468   $2,171,995
                                                                        ===========  ===========  ===========  ===========



                                                                           1992
                                                                        ----------
INCOME STATEMENT DATA:
 Operating revenues (5)                                                 $  582,036
 Income (loss) from continuing operations (5)                           $   24,016
 Income (loss) from continuing operations per share (5)                 $     0.28
 Net income (loss)                                                      $   30,233
 Net income (loss) per share                                            $     0.35
BALANCE SHEET DATA:
 Total assets                                                           $2,273,562
 Capitalization:
     Financial services liabilities                                     $1,599,297
     Long-term debt                                                        139,161
     Membership deposits                                                    38,985
     Redemption value of common stock held by benefit plan (6)                   -
     Stockholders' equity                                                  325,256
                                                                        ----------
           Total capitalization                                         $2,102,699
                                                                        ==========



__________________

(1) The Company was successful in its efforts in 1996 to control expenses and increase revenues. While operating revenues increased 3.1%, operating costs and expenses increased only 1.0%. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(2) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 for the year ended December 31, 1995. In adopting SFAS 121, the Company recorded an impairment loss of $23.0 million on long-lived assets which is reported separately as a component of income (loss) from continuing operations.
(3) The Company acquired Mission Hills Country Club and the Homestead Resort in the last quarter of 1993. These properties significantly impacted the Company's operating revenues in 1994, generating $13.7 and $30.8 million, respectively, in operating revenues in 1994. Franklin had a net loss of $12.7 million in 1994 due to rising interest rates and lower of cost or market adjustments on whole loan adjustable rate mortgages. In order to maintain compliance with capital ratios, Franklin effected shrinkage chiefly through the liquidation of assets designated as available for sale and the retirement of short-term liabilities, primarily FHLB advances. Hospitality properties acquired in 1994 represent the increase in long-term debt.
(4) The Company adopted SFAS 109 on January 1, 1993. In adopting SFAS 109, the Company recorded a cumulative effect of the change in accounting for income taxes, included in income, and a deferred tax asset, included in other assets, equal to $27.0 million. The cumulative effect of the change in accounting for income taxes is reported separately in the consolidated income statement for the year ended December 31, 1993.
(5) The Company disposed of its financial services segment on January 2, 1997; therefore, the segment is presented as discontinued operations.
(6) As a means of providing liquidity to the trustees of the Plan, which became effective January 1, 1993, to meet their fiduciary obligations to distribute cash to Plan participants requesting withdrawals, ClubCorp has provided a redemption right to the trustees to cause the Company to redeem Common Stock at the most recent appraised price. The value (Redemption Value) of this redemption right has been accounted for as a reduction of stockholders' equity. The Redemption Value is calculated as the product of the most recent appraised price multiplied by the number of shares of Common Stock held by the benefit plan.


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

_________________
(1)  The Company also serves as the manager of each of these properties.

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


                                               MEMBERSHIPS  AT  MATURE  PROPERTIES
                                                       FISCAL  YEAR  ENDED
                                            ------------------------------------------
                                            DECEMBER 25,   DECEMBER 27,   DECEMBER 28,
                                                1996           1995           1994
                                            ------------   ------------   ------------
Memberships at beginning of period               188,255        183,217       187,778
Memberships added during period                   32,712         30,368        34,383
Memberships lost during period (attrition)       (33,897)       (33,045)      (38,488)
                                            -------------  -------------  ------------
Memberships at end of period                     187,070        180,540       183,673
                                            =============  =============  ============

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


                                            MATURE 1996 RESORT PROPERTIES
                                                FISCAL  YEAR  ENDED
                                            ----------------------------
                                            DECEMBER 23,    DECEMBER 25,
                                                1996            1995
                                            ------------    ------------
Room nights available                            622,352         616,676
Occupancy rate                                     45.63%          48.00%
Average daily room rate per occupied room  $      127.38   $      117.46
Average daily revenue per available room   $      227.24   $      220.68

     The room nights available, occupancy rate, average daily room rate per occupied room and average daily revenue per available room at the Company's mature resort properties owned as of December 25, 1995, were as follows for the fiscal years ended December 25, 1995 and December 26, 1994:


                                           MATURE 1995 RESORT PROPERTIES
                                                FISCAL  YEAR  ENDED
                                           ------------------------------
                                            DECEMBER 25,    DECEMBER 26,
                                                1995            1994
                                           --------------  --------------
Room nights available                            427,045         409,511
Occupancy rate                                     52.12%          55.72%
Average daily room rate per occupied room  $      117.46   $      108.22
Average daily revenue per available room   $      237.49   $      236.82

     The rounds played and average revenues per round played at the Company's mature public golf and golf club properties (i.e., those properties for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) owned as of December 25, 1996, were as follows for the fiscal years ended December 25, 1996 and December 27, 1995:


                           MATURE 1996 GOLF PROPERTIES
                                FISCAL  YEAR  ENDED
                           ----------------------------
                           DECEMBER 25,   DECEMBER 27,
                               1996           1995
                           -------------  -------------
Rounds                         1,379,756      1,342,507
Average revenue per round  $       35.72  $       34.54

     The rounds played and average revenues per round played at the Company's mature public golf properties owned as of December 27, 1995, were as follows for the fiscal years ended December 27, 1995 and December 31, 1994:


                           MATURE 1995 GOLF PROPERTIES
                               FISCAL  YEAR  ENDED
                           ----------------------------
                           DECEMBER 27,   DECEMBER 31,
                              1995 *         1994 *
                           -------------  -------------
Rounds                         1,191,547      1,203,250
Average revenue per round  $       28.32  $       28.12

________________
* Golf clubs became a product line in 1996. Rounds were not tabulated prior to January 1, 1995 for properties transferred from private clubs to golf clubs; thus, these rounds represent rounds for public golf properties classified by management at December 27, 1995 as mature public golf facilities only.


RESULTS  OF  OPERATIONS

     The following table sets forth operating revenues by product line and by type and certain operating expenses and certain other income and expense items (excluding holding company income and expense items) for the fiscal years indicated with percentage change based on comparisons between years (dollars in millions):

                                                                                                        PERCENTAGE  CHANGE
                                                                   FISCAL  YEARS  ENDED                  FROM  PRIOR  YEAR
                                                       ----------------------------------------------  --------------------
                                                        DECEMBER 25,    DECEMBER 27,    DECEMBER 28,   1996 VS.   1995 VS.
                                                            1996            1995            1994         1995       1994
                                                       --------------  --------------  --------------  ---------  ---------
Operating revenues by product line:
 Private clubs                                         $       535.8   $       526.1   $       510.3        1.8%       3.1%
 Golf clubs                                                     26.7            23.4            22.1       14.1        5.9
 Public golf                                                    29.3            30.3            27.7       (3.3)       9.4
 Resorts                                                       150.2           145.9           130.5        2.9       11.8
 Realty                                                         30.3            25.8             7.1       17.4      263.4
 International                                                   6.8             1.8             0.8      277.8      125.0
 Corporate services and eliminations                             5.1             7.6             7.5      (32.9)       1.3
                                                       --------------  --------------  --------------  ---------  ---------
     Total operating revenues                          $       784.2   $       760.9   $       706.0        3.1%       7.8%
                                                       ==============  ==============  ==============  =========  =========

Operating revenues by type:
 Membership dues and fees                              $       281.1   $       276.1   $       268.1        1.8%       3.0%
 Food and beverage                                             231.9           233.2           230.8       (0.6)       1.0
 Golf and other recreation                                     157.9           144.1           127.7        9.6       12.8
 Lodging                                                        45.8            43.2            40.3        6.0        7.2
 Other (1)                                                      67.5            64.3            39.1        5.0       64.5
                                                       --------------  --------------  --------------  ---------  ---------
     Total operating revenues                          $       784.2   $       760.9   $       706.0        3.1%       7.8%
                                                       ==============  ==============  ==============  =========  =========

Cost and expenses and general administrative
  expenses:
 Direct operating costs                                $       496.0   $       489.7   $       453.4        1.3%       8.0%
 Facility rentals, operation and maintenance                   114.5           114.0           109.3        0.4        4.3
 Selling, general and administrative                            58.1            63.5            52.6       (8.5)      20.7
 Depreciation and amortization                                  48.9            49.3            40.3       (0.8)      22.3
     Impairment loss from assets to be held and used             2.8            23.0               -          *          *
                                                       --------------  --------------  --------------  ---------  ---------
     Total costs and expenses                          $       720.3   $       739.5   $       655.6      (2.6)%      12.8%

Income from continuing operations                               63.9            21.4            50.4          *          *

Interest expense (net)                                         (27.2)          (24.9)          (15.6)       9.2       59.6
Other                                                           (3.0)              -             1.1          *          *
Gain (loss) on divestitures                                     (2.5)           (1.5)            0.6          *          *
                                                       --------------  --------------  --------------  ---------  ---------

Income (loss) from continuing operations before
  income tax provision and minority interest           $        31.2   $        (5.0)  $        36.5          *          *
                                                       ==============  ==============  ==============  =========  =========


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


FISCAL YEAR ENDED DECEMBER 25, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 27, 1995

     Operating revenues increased 3.1% to $784.2 million in 1996 from $760.9 million during 1995. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $654.5 million to $670.4 million, an increase of 2.4% due to improving membership trends and inflationary price increases. Revenues from properties acquired, net of revenues lost from properties divested, in 1996 and 1995, represent a decrease of $0.8 million in operating revenues.

     Operating revenues from mature private club properties increased 1.9% to $479.4 million in 1996 from $470.5 million in 1995 due primarily to inflationary price increases. Membership enrollment (i.e., members added) was 17.5% and membership attrition (i.e., members lost) was 18.2% for a net decrease of 1,185 members in 1996 (0.7% of year-end 1995 membership). Mature private clubs membership dues and usage revenues (i.e., food and beverage, golf, lodging, and other recreation) increased 2.0% and 2.4%, respectively, to $238.0 and $237.5 million from $233.3 and $232.0 million, respectively, also due primarily to inflationary price increases.

     Golf clubs' operating revenues increased from $23.4 million to $26.7 million or 14.1% resulting primarily from improved usage at golf clubs including one property which recently opened its clubhouse and 1996 acquisitions. Mature golf clubs' operating revenues increased 4.8% to $23.8 million in 1996 from $22.7 million in 1995, reflecting an increase of 4.0% in rounds played combined with an increase of 0.7% in revenue per round.

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

     Income from continuing operations increased from $21.4 million in 1995 to $63.9 million in 1996 primarily due to the impairment loss on assets to be held and used of $23.0 million in 1995 which decreased to $2.8 million in 1996. Also, during 1996 the Company was successful in its efforts to control expenses and increase revenues. While operating revenues increased 3.1%, operating costs and expenses increased only 1.0%.

     Interest expense (net) increased 9.2% to $27.2 million for 1996 from $24.9 million in 1995, due in part to higher leveraged acquisition activity. Interest expense related to properties added in 1995 and 1996 was $0.7 million. Mature properties' interest expense increased from $22.6 million in 1995 to $23.8 million in 1996.

     Other expense of $3.0 million in 1996 is primarily due to an accrual for pending litigation in the ordinary course of business.

FISCAL YEAR ENDED DECEMBER 27, 1995 COMPARED TO FISCAL YEAR ENDED DECEMBER 28, 1994

     Operating revenues increased 7.8% to $760.9 million in 1995 from $706.0 million, primarily due to 1995 and 1994 acquisitions. A real estate development limited partnership, which is controlled and owned 51.0% by the Company and began operating in late 1994, contributed $19.4 million to revenues in 1995 due to its real estate sales. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $609.9 million to $616.2 million, an increase of only 1.0% due to a declining membership base.

     Operating revenues from mature private club properties remained static at $481.1 million in 1995 from $479.0 million in 1994, due to adverse membership trends resulting principally from limitations on the deductibility of dues and business meals and entertainment expenses included in 1993 tax legislation. Membership enrollment (i.e., members added) was 14.7% from beginning of the year membership levels and member attrition (i.e., members lost) was 18.4% for a net decrease of 2,677 members in 1995 (1.5% of year-end 1994 membership). Mature private clubs membership dues remained static at $237.1 million in 1995 compared to $235.7 million in 1994, due to a shrinking membership base. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) remained constant at $238.7 million in 1995 compared to $237.6 million in 1994, also due to a shrinking membership base.

     Public golf revenues grew 9.4% from $27.7 million to $30.3 million resulting primarily from acquisitions in 1995 and 1994. Operating revenues from mature public golf facilities decreased slightly to $26.3 million in 1995 from $26.7 million in 1994, reflecting constant rounds played and revenue per round.

     Resort operating revenues increased 11.8% from $130.5 million to $145.9 million, due primarily to the acquisition of Mont Sainte-Anne Resort in Canada in the last half of 1994 which represents $6.9 million of the increase in 1995. Operating revenues from mature owned resorts increased from $97.0 million in 1994 to $101.4 million in 1995, an increase of 4.5%, reflecting a flat average daily revenue per available room combined with an increase of 8.5% in the average daily room rate per occupied room.

     Other operating revenues increased 64.5% from $39.1 million in 1994 to $64.3 million in 1995, primarily due to real estate sales of land held for resale in Aspen, Colorado of $19.4 million during 1995 and an increase in equity in earnings from the Company's 50.0% joint venture interest in Stonebriar Country Club and related real estate held for resale in Texas offset by a decrease in real estate sales in other locations. Also, the Company received rental income of $2.5 million in 1995 under a sale-leaseback transaction entered into in the last quarter of 1994.

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

     Income (loss) from continuing operations decreased from $50.4 million in 1994 to $21.4 million in 1995 primarily due to the impairment loss on assets to be held and used of $23.0 million in 1995.

     Interest expense (net) increased 59.6%, to $24.9 million in 1995 from $15.6 million in 1994, reflecting higher leveraged acquisition activity and increasing interest rates on variable-rate debt. Interest expense related to properties added in 1995 and 1994 was $4.1 million. In addition, one of the Company's subsidiaries began using an external bridge financing arrangement with a bank in the last half of 1994 primarily for financing of acquisitions. Interest expense related to this bridge financing increased $2.4 million in 1995. Mature properties' interest expense increased from $17.5 million to $20.0 million, a 14.3% increase.
SEASONALITY

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


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has financed its operations and capital expenditures primarily through cash flows from operations and long-term debt. Membership deposits collected by a subsidiary are used to finance such subsidiary's operations and for capital expenditures. Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 3.8% to 5.9% of operating revenues during the last three years. The Company distinguishes capital expenditures made to refurbish and replace existing property and equipment (i.e., capital replacements) from other discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities.

     Long-term debt is generally incurred on a property specific basis and is non-recourse to any corporations other than the subsidiary incurring the debt. Membership deposits represent advance initiation deposits paid by members and are generally refundable 30 years from the date of acceptance as member. Management does not consider maturities of membership deposits over the next five years to be material. Due to the utilization of long-term operating leases and membership deposits, the Company's leverage ratio (i.e., long-term debt to total capital) has been maintained at manageable levels which allow for adequate capability to finance future growth with long-term debt.

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


                                            YEARS ENDED DECEMBER 31,
                                             ----------------------
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

     During 1996, the Company was successful in its efforts to control expenses and increase revenues. While operating revenues increased 3.1%, operating costs and expenses increased only 1.0%. Total costs and expenses (excluding holding company expenses) decreased 2.6%. It is uncertain if the Company can continue to create operating efficiencies and thus decrease costs in 1997 to the extent cost reductions were achieved in 1996.

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
                                                     =====  =====  ======

     ClubCorp files a consolidated federal income tax return. See Note 13 of the Notes to the Consolidated Financial Statements for additional disclosures related to ClubCorp's income taxes. ClubCorp's federal and state income taxes are as follows (dollars in millions):


                                          Years ended December 31,
                                           ----------------------
                                            1996    1995    1994
                                           ------  ------  ------
Income (loss) from continuing operations
 before income tax provision and
 minority interest                         $32.1   $(5.8)  $33.2
                                           ======  ======  ======
Income tax provision:
   Federal
     Current                                 0.1     0.9    (0.2)
     Deferred                               (2.8)   (3.9)   (3.3)
                                           ------  ------  ------
                                            (2.7)   (3.0)   (3.5)
   State                                    (1.4)   (1.7)   (1.7)
                                           ------  ------  ------
                                           $(4.1)  $(4.7)  $(5.2)
                                           ======  ======  ======
Percentage of income tax provision to
 income (loss) from continuing operations
 before income tax provision and
 minority interest                          12.8%   81.0%   15.7%
                                           ======  ======  ======

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


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The Company's Consolidated Financial Statements and related notes are included in this Amendment No. 1 to the Annual Report on Form 10-K.


                                    PART IV


ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE,  AND REPORTS ON FORM 8-K

(a)(1) The following audited Consolidated Financial Statements of ClubCorp and its subsidiaries as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994 are included in this Amendment No. 1 to the Annual Report on Form 10-K:

          Independent  auditors'  report

          Consolidated  balance  sheet

          Consolidated  statement  of  operations

          Consolidated  statement  of  stockholders'  equity

          Consolidated  statement  of  cash  flows

          Notes  to  consolidated  financial  statements


(a)(2) The following financial statement schedule is included in this Amendment No. 1 to the Annual Report on Form 10-K:

          Independent  auditors'  report  on  financial  statement  schedule

          Schedule  II  Valuation  and  qualifying  accounts

          All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

(a)(3)    See  Index  to  Exhibits.

(b)       Reports  on  Form  8-K

          No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 1996.


(c)       Exhibits
          See  Index  to  Exhibits.

(d)       Financial  Statement  Schedule

          The financial statement schedule required by paragraph (d) of Item 14 is presented in this Amendment No. 1 to the Annual Report on Form 10-K.


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

CLUB  CORPORATION  INTERNATIONAL


By:                        *
     ---------------------------------------------------
     Robert  H.  Dedman,  Sr.
     Chairman  of  the  Board  and  Chief
     Executive  Officer



By:  /s/  James  P.  McCoy,  Jr.
     ---------------------------------------------------
     James  P.  McCoy,  Jr.
     Senior  Vice  President,  Chief  Financial  Officer
     and  Chief  Accounting  Officer



Date:  February 5, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:





SIGNATURE                                           TITLE                              DATE
-----------------------------  ------------------------------------------------  ----------------
*
-----------------------------  Chairman of the Board and Chief Executive         January 30, 1998
Robert H. Dedman, Sr.          Officer (Principal Executive Officer)

*
-----------------------------
James E. Maser                 Vice Chairman of the Board                        January 30, 1998

*
-----------------------------
Robert H. Dedman, Jr.          President, Chief Operating Officer and Director   January 30, 1998

/s/ James P. McCoy, Jr.
-----------------------------  Senior Vice President, Chief Financial Officer    January 30, 1998
James P. McCoy, Jr.            and Director (Principal Financial Officer
                               and Accounting Officer)

*
-----------------------------
Jerry W. Dickenson             Director                                          January 30, 1998

*
-----------------------------
James M. Hinckley              Director                                          January 30, 1998

*
-----------------------------  Director                                          January 30, 1998
Robert H. Johnson

*
-----------------------------  Senior Vice President, Secretary, Chief Legal     January 30, 1998
Terry A. Taylor                Officer and Director

*
-----------------------------
Mark W. Dietz                  Executive Vice President and Director             January 30, 1998

*
-----------------------------
Albert E. Chew, III            Executive Vice President and Director             January 30, 1998

*
-----------------------------
Nancy M. Dedman                Director                                          January 30, 1998

*
-----------------------------
Patricia Dedman Dietz          Director                                          January 30, 1998

*                              Executive Vice President and Director             January 30, 1998
-----------------------------
Richard S. Poole


By:   /s/ James P. McCoy, Jr.
-----------------------------
 James P. McCoy, Jr.
 Attorney-in-Fact



____________________
* Signed by James P. McCoy, Jr. as attorney-in-fact pursuant to a Power of Attorney and Unanimous Written Consent of the Board of Directors filed with the Securities and Exchange Commission.



                               INDEX TO EXHIBITS



Exhibit                                       Sequentially
Number      Exhibit                           Number Page
-------     --------------------------------  ------------
23.1     -  Consent of KPMG Peat Marwick LLP



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

As discussed in Note 1, ClubCorp changed its method of accounting for the impairment of long-lived assets in 1995 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Also as discussed in Note 1 to the consolidated financial statements, ClubCorp changed its method of accounting for membership deposits and has restated the consolidated financial statements to give retroactive effect to this change.



                                                     KPMG  Peat  Marwick  LLP




Dallas,  Texas
February  21,  1997,  except  as  to  the  twenty-eighth  and twenty-ninth  paragraphs  of  Note  1  which  are  as  of  January  16,  1998



CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  BALANCE  SHEET
December  31,  1996  and  1995
(Dollars  in  thousands,  except  share  amounts)



                     Assets                                                  1996         1995
                     ------                                              -----------  -----------
Current assets:
 Cash and cash equivalents                                               $   74,454   $   55,910
 Membership and other receivables, net                                       73,139       66,402
 Inventories                                                                 13,886       12,926
 Other assets                                                                14,501       16,557
                                                                         -----------  -----------
     Total current assets                                                   175,980      151,795

Property and equipment, net                                                 663,387      610,426
Other assets                                                                125,161      146,015
Financial services assets                                                   589,482      917,056
                                                                         -----------  -----------
                                                                         $1,554,010   $1,825,292
                                                                         ===========  ===========

       Liabilities and Stockholders' Equity
       ------------------------------------

Current liabilities:
 Accounts payable and accrued liabilities                                $   54,933   $   53,779
 Long-term debt - current portion                                           120,694       79,652
 Other liabilities                                                           44,371       43,772
                                                                         -----------  -----------
     Total current liabilities                                              219,998      177,203

Long-term debt                                                              223,223      233,809
Other liabilities                                                            82,425       88,779
Membership deposits                                                          84,088       79,497
Financial services liabilities                                              549,246      877,345

Redemption value of common stock held by benefit plan                        43,233       35,414

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 90,219,408 issued in 1996 and 1995, 85,393,241 and 85,667,032 outstanding
 in 1996 and 1995, respectively                                                 902          902
Additional paid-in capital                                                   10,380       10,075
Foreign currency translation adjustment                                         (54)         (51)
Unrealized gains or losses on investments in debt and equity securities         (46)     (11,812)
Retained earnings                                                           420,948      403,288
Treasury stock                                                              (37,100)     (33,743)
Redemption value of common stock held by benefit plan                       (43,233)     (35,414)
                                                                         -----------  -----------
     Total stockholders' equity                                             351,797      333,245
                                                                         -----------  -----------
                                                                         $1,554,010   $1,825,292
                                                                         ===========  ===========


See  accompanying  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  OPERATIONS
Years  Ended  December  31,  1996,  1995  and  1994
(Dollars  in  thousands,  except  per  share  amounts)



                                                                             1996       1995       1994
                                                                           ---------  ---------  ---------
Operating revenues                                                         $784,213   $760,851   $705,962
Operating costs and expenses                                                659,454    652,976    603,022
Selling, general and administrative expenses                                 61,344     66,174     54,315
Impairment loss from assets to be held and used (Note 1)                      2,800     23,000          -
                                                                           ---------  ---------  ---------

Income from operations                                                       60,615     18,701     48,625

Gain (loss) on divestitures                                                  (2,549)    (1,466)       631
Interest and investment income                                               11,092      9,399      5,535
Interest expense                                                            (34,044)   (32,460)   (22,662)
Other income (expense)                                                       (2,974)        19      1,085
                                                                           ---------  ---------  ---------

Income (loss) from continuing operations before
 income tax provision and minority interest                                  32,140     (5,807)    33,214

Income tax provision                                                         (4,067)    (4,737)    (5,182)

Minority interest                                                               889     (1,017)         -
                                                                           ---------  ---------  ---------

Income (loss) from continuing operations                                     28,962    (11,561)    28,032

Discontinued operations:
 Income (loss) from operations of discontinued financial
   services segment, net of income taxes of $95, $(1,563)
   and $1,522 in 1996, 1995 and 1994, respectively                            1,446        183     (8,968)
 Loss on disposal of financial services segment,
   net of income tax benefit of $8,425 in 1996                              (13,083)         -          -
                                                                           ---------  ---------  ---------
                                                                            (11,637)       183     (8,968)
                                                                           ---------  ---------  ---------

Income (loss) before extraordinary item                                      17,325    (11,378)    19,064

Extraordinary item - gain on extinguishment of debt, net of income taxes
 of $83, $63 and $217 in 1996, 1995 and 1994, respectively                      335        250        867
                                                                           ---------  ---------  ---------

Net income (loss)                                                          $ 17,660   $(11,128)  $ 19,931
                                                                           =========  =========  =========


Earnings per share:

Income (loss) from continuing operations                                   $   0.34   $  (0.13)  $   0.32
Discontinued operations                                                       (0.13)         -      (0.10)
Extraordinary item - gain on extinguishment of debt                               -          -       0.01
                                                                           ---------  ---------  ---------
Net income (loss)                                                          $   0.21   $  (0.13)  $   0.23
                                                                           =========  =========  =========

See  accompanying  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
Years  Ended  December  31,  1996,  1995  and  1994
(Dollars  in  thousands,  except  share  amounts)

                                                 Common  stock  (100,000,000  shares
                                              authorized,  par  value  $0.01  per  share)
                                             ---------------------------------------------
                                                                                                           Foreign
                                                          Treasury                         Additional     Currency
                                               Shares      Stock        Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding   Value     Capital     Adjustment
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1993, as restated   90,219,408  3,809,503    86,409,905   $  902  $     8,352  $        140
Net income                                            -          -             -        -            -             -
Purchase of treasury stock                            -    508,836      (508,836)       -            -             -
Reissuance of treasury stock                          -    (20,532)       20,532        -           85             -
Stock issued in connection with bonus plans           -   (201,454)      201,454        -          946             -
Foreign currency translation adjustment               -          -             -        -            -            32
Market adjustment                                     -          -             -        -            -             -
Change in redemption value                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1994                90,219,408  4,096,353    86,123,055   $  902  $     9,383  $        172

Net loss                                              -          -             -        -            -             -
Purchase of treasury stock                            -    653,689      (653,689)       -            -             -
Reissuance of treasury stock                          -    (25,399)       25,399        -           72             -
Stock issued in connection with bonus plans           -   (172,267)      172,267        -          620             -
Foreign currency translation adjustment               -          -             -        -            -          (223)
Market adjustment                                     -          -             -        -            -             -
Change in redemption value                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1995                90,219,408  4,552,376    85,667,032   $  902  $    10,075  $        (51)

NET INCOME                                            -          -             -        -            -             -
PURCHASE OF TREASURY STOCK                            -    408,487      (408,487)       -            -             -
REISSUANCE OF TREASURY STOCK                          -    (24,258)       24,258        -           71             -
STOCK ISSUED IN CONNECTION WITH BONUS PLANS           -   (110,438)      110,438        -          234             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -        -            -            (3)
MARKET ADJUSTMENT                                     -          -             -        -            -             -
CHANGE IN REDEMPTION VALUE                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
BALANCES AT DECEMBER 31, 1996                90,219,408  4,826,167    85,393,241   $  902  $    10,380  $        (54)
                                             ==========  ==========  ============  ======  ===========  =============


                                                Unrealized                                Redemption
                                              Gains or Losses                              Value of
                                              on Investments                                Common
                                                in Debt and                                 Stock            Total
                                                  Equity         Retained    Treasury      Held by       Stockholders'
                                                Securities       Earnings     Stock      Benefit Plan       Equity
                                             -----------------  ----------  ----------  --------------  ---------------
Balances at December 31, 1993, as restated   $            376   $ 394,485   $ (24,136)  $     (41,165)  $      338,954
Net income                                                  -      19,931           -               -           19,931
Purchase of treasury stock                                  -           -      (5,958)              -           (5,958)
Reissuance of treasury stock                                -           -         143               -              228
Stock issued in connection with bonus plans                 -           -       1,276               -            2,222
Foreign currency translation adjustment                     -           -           -               -               32
Market adjustment                                      (3,142)          -           -               -           (3,142)
Change in redemption value                                  -           -           -           4,053            4,053
                                             -----------------  ----------  ----------  --------------  ---------------
Balances at December 31, 1994                $         (2,766)  $ 414,416   $ (28,675)  $     (37,112)  $      356,320

Net loss                                                    -     (11,128)          -               -          (11,128)
Purchase of treasury stock                                  -           -      (6,487)              -           (6,487)
Reissuance of treasury stock                                -           -         184               -              256
Stock issued in connection with bonus plans                 -           -       1,235               -            1,855
Foreign currency translation adjustment                     -           -           -               -             (223)
Market adjustment                                      (9,046)          -           -               -           (9,046)
Change in redemption value                                  -           -           -           1,698            1,698
                                             -----------------  ----------  ----------  --------------  ---------------
Balances at December 31, 1995                $        (11,812)  $ 403,288   $ (33,743)  $     (35,414)  $      333,245

NET INCOME                                                  -      17,660           -               -           17,660
PURCHASE OF TREASURY STOCK                                  -           -      (4,356)              -           (4,356)
REISSUANCE OF TREASURY STOCK                                -           -         183               -              254
STOCK ISSUED IN CONNECTION WITH BONUS PLANS                 -           -         816               -            1,050
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                     -           -           -               -               (3)
MARKET ADJUSTMENT                                      11,766           -           -               -           11,766
CHANGE IN REDEMPTION VALUE                                  -           -           -          (7,819)          (7,819)
                                             -----------------  ----------  ----------  --------------  ---------------
BALANCES AT DECEMBER 31, 1996                $            (46)  $ 420,948   $ (37,100)  $     (43,233)  $      351,797
                                             =================  ==========  ==========  ==============  ===============

See  accompanying  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
Years  Ended  December  31,  1996,  1995  and  1994
(Dollars  in  thousands)



                                                                  1996        1995        1994
                                                               ----------  ----------  ----------
Cash flows from operations:
 Net income (loss)                                             $  17,660   $ (11,128)  $  19,931
 Adjustments to reconcile net income (loss) to cash flows
   provided from operations:
   Depreciation and amortization                                  48,948      49,335      40,304
   Impairment loss from assets to be held and used                 2,800      23,000           -
   Loss (gain) on divestitures                                     2,549       1,466        (631)
   Extraordinary item - gain on extinguishment of debt              (418)       (313)     (1,084)
   Equity in earnings and write-downs of investments
     in partnerships and joint ventures                           (3,392)     (2,663)        (47)
   Amortization of discount on membership deposits                 5,029       4,555       4,035
   Decrease in real estate held for sale                          16,919      15,380       2,827
   Net change in membership and other receivables, net            (7,986)        928      (4,674)
   Net change in accounts payable and accrued liabilities          6,055      10,635       5,129
   Net change in deferred membership dues                         (2,496)    (10,177)     (2,956)
   Other                                                           2,869      (5,320)      3,319
   Net change in operating assets of discontinued operations      17,067         387       8,125
                                                               ----------  ----------  ----------
       Cash flows provided from operations                       105,604      76,085      74,278

Cash flows from investing activities:
 Additions to property and equipment                             (52,288)    (71,000)    (71,613)
 Development costs for real estate held for sale                 (17,329)    (12,509)       (420)
 Acquisition of facilities                                       (39,685)    (25,529)    (62,917)
 Investment in joint ventures                                       (747)     (1,000)    (12,100)
 Proceeds from disposition of assets and subsidiaries, net         1,216       2,443         351
 Sales of investment securities                                    4,146      10,930           -
 Purchases of investment securities                               (2,825)     (2,997)     (8,703)
 Other                                                             5,364       3,963      (2,558)
 Investing activities of discontinued operations                 305,772     247,085     383,073
                                                               ----------  ----------  ----------
       Cash flows provided from investing activities             203,624     151,386     225,113

Cash flows from financing activities:
 Borrowings of long-term debt                                     57,606      78,626      92,359
 Repayments of long-term debt                                    (33,336)    (56,213)    (30,908)
 Membership deposits received, net                                   350       2,745       1,637
 Treasury stock transactions, net                                 (4,102)     (6,231)     (5,730)
 Financing activities of discontinued operations                (324,834)   (232,452)   (415,727)
                                                               ----------  ----------  ----------
       Cash flows used by financing activities                  (304,316)   (213,525)   (358,369)
                                                               ----------  ----------  ----------

Total net cash flows                                               4,912      13,946     (58,978)
                                                               ----------  ----------  ----------
Net cash flows from discontinued operations                      (13,632)     15,203     (33,497)
                                                               ----------  ----------  ----------
Net cash flows from continuing operations                      $  18,544   $  (1,257)  $ (25,481)
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

No minority interest is recorded for minority stockholders of two resort subsidiaries and three real estate development subsidiaries because of deficit capital positions and a joint venture partner's deficit capital position. The deficit capital position of the joint venture partner is included as a reduction of other liabilities. Minority stockholders' share of these entities' cumulative and 1996 losses which approximate $6,841,000 and $569,000, respectively, have been charged to ClubCorp. Future earnings of these subsidiaries will be credited to ClubCorp to the extent of minority interest losses previously absorbed.

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

Revenue  recognition
--------------------
Revenue from green fees, lodging, cart rentals, food and beverage sales and merchandise sales are generally recognized at the time of sale or when the service is provided.

Revenues from membership dues are generally billed monthly and recognized in the period earned. The monthly dues are expected to cover the cost of providing future membership services. Membership deposits represent advance initiation deposits paid by members and are generally refundable in 30 years from the date of acceptance as a member. The difference between the amount of the membership deposit paid and the present value of the obligation is recognized as revenue upon acceptance, unless uncertainty surrounding collection exists. At year-end 1996, the amount of membership deposits contractually due and payable during the next 5 years is not significant.

ClubCorp has previously recorded membership deposits at the face amount of the obligation when received; however, based on the review of the relevant accounting literature and accounting practices within the hospitality industry, ClubCorp has determined that the accounting policy for membership deposits as described above is appropriate. Accordingly, the accompanying financial statements have been retroactively adjusted to reflect this change for all periods presented. The impact of the restatement is summarized as follows (dollars in thousands):

                                           1996     1995     1994
                                          -------  -------  -------
Income from operations                    $27,771  $28,387  $26,209

Income from continuing operations before
  income taxes and minority interest       14,494   19,925   16,784

Income from continuing operations          12,509   15,140   13,529

Net income                                $12,509  $15,140  $13,529
                                          =======  =======  =======

Earnings per share:
  Income from continuing operations       $  0.15  $  0.18  $  0.16
  Net income                              $  0.15  $  0.18  $  0.16
                                          =======  =======  =======

This change also resulted in a decrease in the liability for membership deposits of $296,714,000 and $282,833,000 and an increase in retained earnings of $238,963,000 and $226,454,000 as of December 31, 1996 and December 31,
1995, respectively. In addition, retained earnings as of December 31, 1993 increased $197,785,000.

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

The following unaudited proforma financial information for ClubCorp assumes the acquisitions in 1996 and 1995 occurred at the beginning of their respective acquisition year and the preceding year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):


                                                1996              1995
                                                --------        ---------
Operating revenues                              $799,373        $792,889
                                                ========        =========

Income (loss) before extraordinary item         $ 17,471        $(11,283)
                                                ========        =========

Net income (loss)                               $ 17,806        $(11,033)
                                                ========        =========

Net income (loss) per share                     $   0.21        $  (0.13)
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

A summary of the significant financial information of affiliated companies accounted for on the equity method is as follows (dollars in thousands):


                                                    1996           1995
                                                   -------        -------
Cash                                               $ 5,488        $ 6,416
Fixed assets, net                                   42,709         35,495
Land held for resale                                 7,923          9,656
Other assets                                        18,325         12,466
                                                   -------        -------
   Total assets                                    $74,445        $64,033
                                                   =======        =======

Long-term debt                                     $15,296        $13,806
Membership deposits                                  5,784          5,149
Other liabilities                                   14,776          7,731
Venturers' capital                                  38,589         37,347
                                                   -------        -------
   Total liabilities and venturers' capital        $74,445        $64,033
                                                   =======        =======

Operating revenues                                 $53,203        $37,470
Gross profit                                       $19,935        $12,034
Income before extraordinary item                   $ 8,210        $ 6,186
Net income                                         $ 8,210        $ 6,186

ClubCorp's equity in:
 Net assets                                        $19,737        $18,979
 Net income                                        $ 3,392        $ 2,650


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


                              1996                 1995
                        ------------------  ---------------------
                                 ESTIMATED             Estimated
                        CARRYING   FAIR     Carrying    Fair
                         AMOUNT    VALUE     Amount     Value
                        --------  --------  --------  -----------
Financial assets:
 Cash and cash
   equivalents          $ 74,454  $ 74,454  $ 55,910  $ 55,910

Financial liabilities:
 Long-term debt          343,917   340,196   313,461   310,967
 Membership deposits      84,088    84,088    79,497    79,497

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

Membership  deposits
--------------------
The carrying amount of membership deposits is the present value of the future obligations and therefore approximates fair value.


NOTE  6.  PROPERTY  AND  EQUIPMENT
----------------------------------
Property and equipment consists of the following at year-end (dollars in thousands):


                                           1996     1996     1995     1995
                                           ----  ----------  ----  ----------
Land and land improvements                       $ 283,260         $ 237,622
Buildings and recreational facilities              295,114           270,713
Leasehold improvements                              98,416           101,151
Furniture and fixtures                              92,883            88,055
Machinery and equipment                            151,986           135,643
Construction in progress                            18,824            24,824
                                                 ----------        ----------
                                                   940,483           858,008
Accumulated depreciation and amortization         (277,096)         (247,582)
                                                 ----------        ----------
                                                 $ 663,387         $ 610,426
                                                 ==========        ==========


NOTE  7.  CURRENT  LIABILITIES
------------------------------
Current liabilities consist of the following at year-end (dollars in thousands):


                                            1996    1996    1995    1995
                                            ----  --------  ----  --------
Accounts payable                                  $ 29,040        $ 28,752
Accrued compensation and employee benefits          13,764          11,947
Other accrued liabilities                           12,129          13,080
                                                  --------        --------
 Accounts payable and accrued liabilities           54,933          53,779

 Long-term debt - current portion                  120,694          79,652

Deferred membership dues                            10,936          12,549
Other deferred revenue                              17,131          12,154
Property taxes payable                              12,337          11,776
Other current liabilities                            3,967           7,293
                                                  --------        --------
 Other liabilities                                  44,371          43,772
                                                  --------        --------

   Total current liabilities                      $219,998        $177,203
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

The amount of cash paid for interest on long-term debt approximates interest expense.

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


                                     1996                    1995
                            ----------------------  ---------------------
                                         EXERCISE               Exercise
                              SHARES       PRICE      Shares      Price
                            -----------  ---------  ----------  ---------
Outstanding at beginning
 of year                     2,945,000   $   10.14           -  $       -
Granted                        190,000       10.01   2,945,000      10.14
Forfeited                     (125,000)      10.14           -          -
                            -----------             ----------
Outstanding at end of year   3,010,000               2,945,000
                            ===========             ==========

Options exercisable at
 year-end                      282,000                       -

Fair value of options
 granted during the year    $     5.05              $     5.33

If compensation cost for the plan had been determined based on the fair value at the grant dates for the options consistent with the method of SFAS 123, ClubCorp's net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:


                                 1996          1995
                              -----------  -------------
Net income (loss)             $16,128,000  $(12,698,000)

Net income (loss) per share   $      0.19  $      (0.15)


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


NOTE  13.  INCOME  TAXES
------------------------
Income (loss) from continuing operations before income tax provision and minority interest consists of the following (dollars in thousands):


           1996      1995      1994
          -------  --------  --------
Domestic  $29,819  $(4,847)  $33,270
Foreign     2,321     (960)      (56)
          -------  --------  --------
          $32,140  $(5,807)  $33,214
          =======  ========  ========

The  income  tax  provision  consists of the following (dollars in thousands):


             1996      1995      1994
           --------  --------  --------
Federal
 Current   $    95   $   868   $  (214)
 Deferred   (2,776)   (3,916)   (3,278)
           --------  --------  --------
            (2,681)   (3,048)   (3,492)
State       (1,386)   (1,689)   (1,690)
           --------  --------  --------
           $(4,067)  $(4,737)  $(5,182)
           ========  ========  ========

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and actual income tax provision as reflected in the accompanying consolidated statement of operations are (dollars in thousands):

                                                   1996       1995      1994
                                                 ---------  --------  ---------
Expected Federal income tax (provision) benefit  $(11,249)  $ 2,032   $(11,625)
Effect of consolidated operations and income
 taxes of foreign and other entities not
 consolidated for Federal tax purposes               (548)     (288)    (1,440)
State taxes, net of Federal benefit                  (901)   (1,098)    (1,099)
Change in valuation allowance
 allocated to income tax expense                   10,725    (5,185)     9,136
Other, net                                         (2,094)     (198)      (154)
                                                 ---------  --------  ---------
                                                 $ (4,067)  $(4,737)  $ (5,182)
                                                 =========  ========  =========

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

ClubCorp received refunds of approximately $194,000 and $202,000, and $1,219,000 in 1996, 1995 and 1994, respectively.

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

The  Company's  federal  income  tax  returns  for 1991 through 1994 are under
examination  by  the  Internal  Revenue  Service.    Because  many  types  of
transactions are susceptible to varying interpretations under Federal income tax laws and regulations, the net operating loss carryforwards and net deferred tax liability reported in the Consolidated Financial Statements could change at a later date upon final determination by the taxing authorities. Management believes the Company will prevail on any significant interpretation issues.

The components of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows (dollars in thousands):


                                             1996      1995
                                           --------  --------
Deferred tax assets:
 Regular tax operating loss carryforwards  $199,133  $199,176
 Other                                       18,201    23,425
     Total gross deferred tax assets        217,334   222,601

 Valuation allowance                        115,446   126,171
                                           --------  --------
                                            101,888    96,430

Deferred tax liabilities:
 Property and equipment                       6,344     6,399
 Discounts on membership deposits
   and acquired notes                       114,196   109,550
 Other                                       15,440    11,796
                                           --------  --------
     Total gross deferred tax liabilities   135,980   127,745
                                           --------  --------

     Net deferred tax liability            $ 34,092  $ 31,315
                                           ========  ========


NOTE  14.  HOSPITALITY  SEGMENT  INFORMATION
--------------------------------------------
Operations in the hospitality segment include owning, operating and managing country clubs, city clubs, athletic clubs, resorts, public golf courses and related real estate.

Income from operations consists of operating revenues less applicable operating costs and expenses, including selling, general and administrative, excluding general corporate expenses. Additionally, income from operations consists of tangible revenues related to food and beverage sales of approximately $231,930,000, $233,205,000 and $230,790,000 less costs related to food and beverage sales of approximately $198,954,000, $205,475,000 and $202,085,000 for the years ended December 31, 1996, 1995 and 1994, respectively. General corporate assets are those not identifiable with the hospitality operations.

A summary of the hospitality segment information at year-end follows (dollars in thousands):

                            1996       1995       1994
                          ---------  ---------  ---------
Income from operations    $ 63,826   $ 21,381   $ 50,367
Corporate expenses          (3,211)    (2,680)    (1,742)
                          ---------  ---------  ---------
                          $ 60,615   $ 18,701   $ 48,625
                          =========  =========  =========

Identifiable assets       $964,072   $905,548   $865,995
General corporate assets       456      2,688      5,654
                          ---------  ---------  ---------
 Total assets             $964,528   $908,236   $871,649
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

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows (dollars in thousands, except per share data):


                                                   QUARTERS
                                   ------------------------------------------
                                     FIRST     SECOND      THIRD     FOURTH
                                   ---------  ---------  ---------  ---------
FISCAL YEAR 1996
----------------
OPERATING REVENUES                 $151,790   $193,508   $182,895   $256,020
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                          (4,373)    13,216      4,956     15,163
INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS, NET OF INCOME TAXES        533    (12,391)    (1,375)     1,596
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                  (3,840)       825      3,581     16,759
EXTRAORDINARY ITEM, NET OF
 INCOME TAXES                            65          -          -        270
                                   ---------  ---------  ---------  ---------
NET INCOME (LOSS)                  $ (3,775)  $    825   $  3,581   $ 17,029
                                   =========  =========  =========  =========

PER COMMON SHARE:
   INCOME (LOSS) FROM
     CONTINUING OPERATIONS         $  (0.05)  $   0.15   $   0.06   $   0.18
  DISCONTINUED OPERATIONS              0.01      (0.14)     (0.02)      0.02
   EXTRAORDINARY ITEM                     -          -          -          -
                                   ---------  ---------  ---------  ---------
   NET INCOME (LOSS)               $  (0.04)  $   0.01   $   0.04   $   0.20
                                   =========  =========  =========  =========

Fiscal year 1995
----------------
Operating revenues                 $147,447   $192,702   $177,553   $243,149
Income (loss) from continuing
 operations                          (5,494)    11,253     (8,499)    (8,821)
Income (loss) from discontinued
 operations, net of income taxes        383      1,995        226     (2,421)
Income (loss) before
 extraordinary item                  (5,111)    13,248     (8,273)   (11,242)
Extraordinary item, net of
 income taxes                             -          -         74        176
                                   ---------  ---------  ---------  ---------
Net income (loss)                  $ (5,111)  $ 13,248   $ (8,199)  $(11,066)
                                   =========  =========  =========  =========

Per common share:
   Income (loss) from
     continuing operations         $  (0.06)  $   0.13   $  (0.10)  $  (0.10)
   Discontinued operations             0.01       0.02          -      (0.03)
   Extraordinary item                     -          -          -          -
                                   ---------  ---------  ---------  ---------
   Net income (loss)               $  (0.05)  $   0.15   $  (0.10)  $  (0.13)
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




                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The  Board  of  Directors
Club  Corporation  International:

Under  date  of  February  21,  1997,  except  as  to  the  twenty-eighth  and twenty-ninth paragraphs of Note 1 which are as of January 16, 1998, we reported on the consolidated balance sheet of Club Corporation International and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in the annual report on Form 10-K for the fiscal year ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index 39. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

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




                                   KPMG  Peat  Marwick  LLP





Dallas,  Texas
February 21, 1997


CLUB  CORPORATION  INTERNATIONAL
Schedule  II  -  Valuation  and  Qualifying  Accounts
For  the  Years  Ended  December  31,  1996,  1995  and  1994




                                                   ADDITIONS
                                                 -------------
                                   BALANCE AT       CHARGED      CHARGED                            BALANCE AT
                                  BEGINNING OF     TO COSTS      TO OTHER                             END OF
DESCRIPTION                          PERIOD      AND EXPENSES    ACCOUNTS        DEDUCTIONS           PERIOD
                                  -------------  -------------  ----------       -----------       ------------
Year Ended December 31, 1996:
 Allowance for Doubtful Accounts  $   3,648,816  $   2,985,125  $        0       $ 2,734,278  (A)  $  3,899,663
 Tax Valuation Allowance            126,171,000              0           0        10,725,000  (B)   115,446,000

Year Ended December 31, 1995:
 Allowance for Doubtful Accounts  $   2,505,326  $   6,169,857  $        0       $ 5,026,367  (A)  $  3,648,816
 Tax Valuation Allowance            120,986,000              0   5,185,000  (C)            0        126,171,000

Year Ended December 31, 1994:
 Allowance for Doubtful Accounts  $   2,743,976  $   4,395,568  $        0       $ 4,634,218  (A)  $  2,505,326
 Tax Valuation Allowance            124,090,000              0           0         3,104,000  (B)   120,986,000


(A) Accounts  receivable  charged  off.
(B) Utilization and disallowance of net operating loss carryforward and other adjustments.
(C) Generation  of  net  operating  loss and other adjustments.