Form 10-Q/A
period 1997-03-19
CLUB CORP INTERNATIONAL
filed 1998-02-06
CIK 929455

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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



                        CLUB CORPORATION INTERNATIONAL

                               TABLE OF CONTENTS

This Amendment No. 1 amends Part I, Item 1 and Item 2, and Part II, Item 6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 1997. The complete text of each item which has been amended is included. Text of items which have not been amended are not included.

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

Part  II. OTHER  INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K


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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ClubCorp as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 21, 1997, except as to the twenty-eighth and twenty-ninth paragraphs of Note 1 which are as of January 16, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived. Our report on the consolidated financial statements of ClubCorp as of and for the year ended December 31, 1996 refers to a change in 1995 in its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, and to a retroactive change in its method of accounting for membership deposits and the restatement of the consolidated financial statements for this change.

As discussed in Note 1 to the consolidated financial statements, ClubCorp changed its method of accounting for membership deposits and has restated the consolidated financial statements to give retroactive effect to this change.


                                             KPMG  Peat  Marwick  LLP

Dallas,  Texas
April  24,  1997,  except  as  to  the  seventh  and  eighth paragraphs  of  Note  1  which  are  as  of  January  16,  1998


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  BALANCE  SHEET
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)


                                                           MARCH 19,    December 31,    March 31,
Assets                                                       1997           1996          1996
------                                                    -----------  --------------  -----------
Current assets:
     Cash and cash equivalents                            $   84,091   $      74,454   $   66,509
     Membership and other receivables, net                    58,977          73,139       55,719
     Inventories                                              14,171          13,886       13,895
     Other assets                                             13,599          14,501       14,851
                                                          -----------  --------------  -----------
             Total current assets                            170,838         175,980      150,974

Property and equipment, net                                  670,155         663,387      614,526
Other assets                                                 124,941         125,161      141,110
Financial services assets                                     26,664         589,482      900,189
                                                          -----------  --------------  -----------
                                                          $  992,598   $   1,554,010   $1,806,799
                                                          ===========  ==============  ===========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities             $   41,106   $      54,933   $   42,271
     Long-term debt - current portion                         82,039         120,694      102,177
     Other liabilities                                        50,380          44,371       50,383
                                                          -----------  --------------  -----------
             Total current liabilities                       173,525         219,998      194,831

Long-term debt                                               217,116         223,223      218,799
Other liabilities                                             87,258          82,425       87,267
Membership deposits                                           85,552          84,088       80,676
Financial services liabilities                                11,105         549,246      865,698

Redemption value of common stock held by benefit plan         42,766          43,233       36,051

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 90,219,408 issued, 85,423,641 outstanding
   at March 19, 1997, 85,393,241 at December 31, 1996
   and 85,667,032 outstanding at March 31, 1996                  902             902          902
Additional paid-in capital                                    10,500          10,380       10,075
Foreign currency translation adjustment                          (74)            (54)         (42)
Unrealized gains or losses on investments in debt and
   equity securities                                               -             (46)     (17,177)
Retained earnings                                            443,580         420,948      399,513
Treasury stock                                               (36,866)        (37,100)     (33,743)
Redemption value of common stock held by benefit plan        (42,766)        (43,233)     (36,051)
                                                          -----------  --------------  -----------
             Total stockholders' equity                      375,276         351,797      323,477
                                                          -----------  --------------  -----------
                                                          $  992,598   $   1,554,010   $1,806,799
                                                          ===========  ==============  ===========

See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  OPERATIONS
Twelve  Weeks  Ended  March  19,  1997  and
Three  Months  Ended  March  31,  1996
(Dollars  in  thousands,  except  per  share  amounts)
(Unaudited)



                                                             MARCH 19,    March 31,
                                                               1997         1996
                                                            -----------  -----------
Operating revenues                                          $  159,123   $  151,790
Operating costs and expenses                                   142,725      135,511
Selling, general and administrative expenses                    14,245       13,973
                                                            -----------  -----------

Income from operations                                           2,153        2,306

Gain (loss) on divestitures                                      2,276         (696)
Interest and investment income                                   1,776        2,076
Interest expense                                                (7,985)      (8,056)
                                                            -----------  -----------

Loss from continuing operations before
 income taxes and minority interest                             (1,780)      (4,370)

Income tax (provision) benefit                                    (993)          28

Minority interest                                                  128           34
                                                            -----------  -----------

Loss from continuing operations                                 (2,645)      (4,308)

Discontinued operations:
Income from discontinued operations of financial services
 segment, net of income tax provision of $152 in 1996              131          533
Gain on disposal of financial services segment, net of
 income tax provision of $15,221                                25,146            -
                                                            -----------  -----------
                                                                25,277          533
                                                            -----------  -----------

Net income (loss)                                           $   22,632   $   (3,775)
                                                            ===========  ===========


Earnings per share:
   Loss from continuing operations                          $    (0.03)  $    (0.05)
   Discontinued operations                                        0.29         0.01
                                                            -----------  -----------
   Net income (loss)                                        $     0.26   $    (0.04)
                                                            ===========  ===========

See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
Twelve  Weeks  Ended  March  19,  1997  and
Three  Months  Ended  March  31,  1996
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)

                                                 Common  stock  (100,000,000  shares
                                              authorized,  par  value  $.01  per  share)
                                             -------------------------------------------
                                                                                                          Foreign
                                                          Treasury                        Additional     Currency
                                               Shares      Stock       Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding  Value     Capital     Adjustment
                                             ----------  ----------  -----------  ------  -----------  -------------
Balances at December 31, 1995, as restated   90,219,408  4,552,376    85,667,032  $  902  $    10,075  $        (51)
Net loss                                              -          -             -       -            -             -
Foreign currency translation adjustment               -          -             -       -            -             9
Market adjustment                                     -          -             -       -            -             -
Change in redemption value                            -          -             -       -            -             -
                                             ----------  ----------  -----------  ------  -----------  -------------
Balances at March 31, 1996                   90,219,408  4,552,376    85,667,032  $  902  $    10,075  $        (42)
                                             ==========  ==========  ===========  ======  ===========  =============

Balances at December 31, 1996, as restated   90,219,408  4,826,167    85,393,241  $  902  $    10,380  $        (54)
NET INCOME                                            -          -             -       -            -             -
STOCK ISSUED IN CONNECTION WITH BONUS PLANS           -    (30,400)       30,400       -          120             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -       -            -           (20)
MARKET ADJUSTMENT                                     -          -             -       -            -             -
CHANGE IN REDEMPTION VALUE                            -          -             -       -            -             -
                                             ----------  ----------  -----------  ------  -----------  -------------
BALANCES AT MARCH 19, 1997                   90,219,408  4,795,767    85,423,641  $  902  $    10,500  $        (74)
                                             ==========  ==========  ===========  ======  ===========  =============


                                                 Unrealized                                 Redemption
                                                  Gains or                                   Value of
                                                  Losses on                                   Common
                                               Investments in                                 Stock            Total
                                                  Debt and         Retained    Treasury      Held by       Stockholders'
                                              Equity Securities    Earnings     Stock      Benefit Plan       Equity
                                             -------------------  ----------  ----------  --------------  ---------------
Balances at December 31, 1995, as restated   $          (11,812)  $ 403,288   $ (33,743)  $     (35,414)  $      333,245
Net loss                                                      -      (3,775)          -               -           (3,775)
Foreign currency translation adjustment                       -           -           -               -                9
Market adjustment                                        (5,365)          -           -               -           (5,365)
Change in redemption value                                    -           -           -            (637)            (637)
                                             -------------------  ----------  ----------  --------------  ---------------
Balances at March 31, 1996                   $          (17,177)  $ 399,513   $ (33,743)  $     (36,051)  $      323,477
                                             ===================  ==========  ==========  ==============  ===============

Balances at December 31, 1996, as restated   $              (46)  $ 420,948   $ (37,100)  $     (43,233)  $      351,797
NET INCOME                                                    -      22,632           -               -           22,632
STOCK ISSUED IN CONNECTION WITH BONUS PLANS                   -           -         234               -              354
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       -           -           -               -              (20)
MARKET ADJUSTMENT                                            46           -           -               -               46
CHANGE IN REDEMPTION VALUE                                    -           -           -             467              467
                                             -------------------  ----------  ----------  --------------  ---------------
BALANCES AT MARCH 19, 1997                   $                -   $ 443,580   $ (36,866)  $     (42,766)  $      375,276
                                             ===================  ==========  ==========  ==============  ===============

See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
Twelve  Weeks  Ended  March  19,  1997  and
Three  Months  Ended  March  31,  1996
(Dollars  in  thousands)
(Unaudited)



                                                                      MARCH 19,    March 31,
                                                                        1997         1996
                                                                     -----------  -----------
Cash flows from operations:
   Net income (loss)                                                 $   22,632   $   (3,775)
   Adjustments to reconcile net income (loss) to cash flows
     provided from operations:
         Depreciation and amortization                                   11,591       11,219
         Loss (gain) on divestitures                                     (2,276)         696
         Gain on disposal of financial services segment                 (25,146)           -
         Equity in earnings in partnerships and joint ventures           (2,226)         (78)
         Amortization of discount on membership deposits                  1,428        1,220
         Decrease in real estate held for sale                              783        1,383
         Decrease in membership and other receivables, net               14,310       12,345
         Decrease in accounts payable and accrued liabilities           (13,759)     (10,772)
         Increase in deferred membership dues                             4,790        2,834
         Other                                                            8,244        4,054
         Net change in operating assets of discontinued operations       (1,173)      10,340
                                                                     -----------  -----------
               Cash flows provided from operations                       19,198       29,466

Cash flows from investing activities:
   Additions to property and equipment                                  (12,101)      (8,086)
   Development of real estate ventures                                     (694)      (3,591)
   Acquisition of facilities                                             (2,960)      (3,948)
   Proceeds from disposal of subsidiaries, net                            4,292            -
   Proceeds from disposal of financial services segment, net             52,396            -
   Other                                                                    492          790
   Investing activities of discontinued operations                          337       22,776
                                                                     -----------  -----------
               Cash flows provided from investing activities             41,762        7,941

Cash flows from financing activities:
   Borrowings of long-term debt                                           7,409       11,428
   Repayments of long-term debt                                         (57,205)      (4,636)
   Membership deposits received, net                                        164           49
   Dividends paid to minority shareholder of financial
     services segment                                                   (12,500)           -
   Financing activities of discontinued operations                       (3,153)     (11,023)
                                                                     -----------  -----------
               Cash flows used by financing activities                  (65,285)      (4,182)
                                                                     -----------  -----------

Total net cash flows                                                     (4,325)      33,225
Net cash flows from discontinued operations                             (13,962)      22,626
                                                                     -----------  -----------
Net cash flows from continuing operations                            $    9,637   $   10,599
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

Interim  presentation
---------------------
The accompanying consolidated financial statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted from the accompanying statements. ClubCorp's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements and notes thereto of ClubCorp for the year ended December 31, 1996 which were a part of ClubCorp's Form 10-K/A Amendment No. 1.

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

Revenues from membership dues are generally billed monthly and recognized in the period earned. The monthly dues are expected to cover the cost of providing future membership services. Membership deposits are generally refundable in 30 years from the date of acceptance as a member. The difference between the amount of the membership deposit paid and the present value of the obligation is recognized as revenue upon acceptance, unless uncertainty surrounding collection exists.

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


                                         12  WEEKS    3  Months
                                           ENDED        Ended
                                         MARCH  19,   March  31,
                                            1997          1996
                                         ----------   ----------
Income from operations                    $   5,485   $   4,947

Income from continuing operations before
  income taxes and minority interest          2,300      (1,560)

Income from continuing operations             1,994      (1,196)

Net income                                $   1,994   $  (1,196)
                                          =========   ==========

Earnings per share:
  Income from continuing operations       $    0.02   $   (0.01)
  Net income                              $    0.02   $   (0.01)
                                          =========   ==========

This change also resulted in a decrease in the liability for membership deposits of $298,885,000, $296,714,000 and $281,186,000 and an increase in retained  earnings  of $240,957,000, $238,963,000 and $225,258,000 as of March
19, 1997, December 31, 1996 and March 31, 1996, respectively. In addition, retained earnings as of December 31, 1995 has increased $226,454,000.

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

The financial services assets, liabilities and income from discontinued operations are segregated in the accompanying consolidated financial statements, net of minority interest. The condensed balance sheet and statement of operations of the discontinued segment are as follows (dollars in thousands):


                                 Balance Sheet
                                 -------------

                            FEBRUARY 28,   December 31,   March 31,
                                1997           1996          1996
                            -------------  -------------  ----------
Assets
--------------------------
Cash and cash equivalents   $      23,890  $      37,852  $   74,110
Mortgage-backed securities              -         67,088     359,595
Loans receivable, net                   -        419,106     397,415
Other assets                        2,774         65,436      69,069
                            -------------  -------------  ----------
                            $      26,664  $     589,482  $  900,189
                            =============  =============  ==========

Liabilities and
Stockholders' Equity
--------------------------
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

The following unaudited proforma financial information assumes the acquisitions occurred at the beginning of their acquisition year and the preceding year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):


                     March 31,
                       1996
                    -----------
Operating revenues  $  155,642
                    ===========

Net loss            $   (4,516)
                    ===========

Net loss per share  $     (.05)
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

     The following discussion of the Company's financial condition and results of operations for the 12 weeks ended March 19, 1997 and March 20, 1996 should be read in conjunction with the Company's Annual Report on Form 10-K and Form 10-K/A Amendment No. 1 for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.


RESULTS  OF  OPERATIONS

     The following table sets forth operating revenues by product line and operating expenses and other income and expense items for the periods indicated with percentage change based on comparisons between periods (dollars in millions):


                                                                           Percentage
                                                                             Change
                                                                              from
                                                                           Comparable
                                                   12  Weeks  Ended       Prior Period
                                                -----------------------   ------------
                                                                            12 weeks
                                                                             ended
                                                                            March 19,
                                                                               1997
                                                 March 19,    March 20,         vs.
                                                   1997         1996        March 20,
                                                                               1996
                                                ----------   ----------   ------------
Operating revenues by product line:
Private clubs                                   $    113.7   $    112.4         1.2%
Golf clubs                                             7.9          5.9        33.9
Public golf                                            3.9          4.1        (4.9)
Resorts                                               27.9         24.0        16.3
Realty                                                 2.2          3.9       (43.6)
International                                          3.0          0.2     1,400.0
Corporate services and eliminations                    0.5          1.3       (61.5)
                                                -----------  -----------  ----------
Total operating revenues                        $    159.1   $    151.8         4.8%
                                                ===========  ===========  ==========

Direct operating expenses and general
  administrative expenses:
Direct operating costs                          $    142.7   $    135.5         5.3%
Selling, general and administrative                   14.2         14.0         1.4
                                                -----------  -----------  ----------
Total costs and expenses                        $    156.9   $    149.5         4.9%
                                                -----------  -----------  ----------

Income from operations                          $      2.2   $      2.3           *

Interest expense (net)                                (6.2)        (6.4)       (3.1)  %
Other                                                  0.0          0.5           *
Gain (loss) on divestitures                            2.2         (0.8)          *
                                                -----------  -----------  ----------

Loss from continuing operations before income
  taxes and minority interest                   $     (1.8)  $     (4.4)          *
                                                ===========  ===========  ==========


________________________

*    Percentages  not  meaningful.


12  WEEKS  ENDED  MARCH  19,  1997  COMPARED  TO 12 WEEKS ENDED MARCH 20, 1996

     Operating revenues increased 4.8% to $159.1 million for the 12 weeks ended March 19, 1997 from $151.8 million for the 12 weeks ended March 20, 1996 primarily due to inflationary price increases on membership dues and golf related revenues. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased 4.5% from $135.5 million to $141.6 million also due to inflationary price increases. Revenues from properties added, net of revenues lost from properties divested in 1996 and 1997, represent a decrease of $0.5 million.

     Operating revenues from mature private club properties increased 2.5% to $106.2 million for the 12 weeks ended March 19, 1997 from $103.6 million for the 12 weeks ended March 20, 1996 primarily due to inflationary price increases on membership dues offset by adverse membership trends. Mature private club membership dues increased from $54.6 million for the 12 weeks ended March 20, 1996 to $56.7 million for the same period in 1997 or 3.8% due primarily to inflationary price increases. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) increased slightly to $48.2 million in 1997 from $47.7 million in 1996.

     Golf clubs' (i.e., those clubs which offer both private and public play) operating revenues increased from $5.9 million to $7.9 million or 33.9% resulting primarily from 1996 acquisitions. Mature golf clubs' operating revenues increased 10.0% to $5.5 million for the 12 weeks ended March 19, 1997 from $5.0 million for the 12 weeks ended March 20, 1996, reflecting an increase of 1.8% in rounds played combined with an increase of 5.3% in revenue per round.

     Resorts operating revenues grew 16.3% from $24.0 million to $27.9 million for the 12 weeks ended March 19, 1997 due to increases at mature properties and a 1997 acquisition. Operating revenues from mature owned resorts increased from $23.6 million in 1996 to $26.4 million in 1997, an increase of 11.9%, reflecting an increase of 9.7% in the average daily revenue per available room, an increase of 1.2% in occupancy rates, and the opening of a new golf course at one resort.

     Realty operating revenues decreased from $3.9 million in 1996 to $2.2 million in 1997 or 43.6% due primarily to decreases in sales of land held for resale in Colorado and Ohio.

     International operating revenues increased from $0.2 million in 1996 to $3.0 million in 1997, mainly due to equity earnings from a recently opened city club in Singapore and 1996 and 1997 acquisitions.

     Direct operating costs increased 5.3%, to $142.7 million from $135.5 million, principally reflecting increased costs at mature properties. Direct operating costs at mature properties increased to $96.5 million for the 12 weeks ended March 19, 1997 from $90.3 million for the same period in 1996 or 6.9%. The increase in direct operating costs for mature properties is due primarily to increased health insurance premiums, an impairment loss for assets to be disposed of, membership promotions and programs, bad debt expense, and incentive bonus accruals.


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

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company finances its operations and capital expenditures primarily through cash flows from operations and long-term debt. Membership deposits collected by a subsidiary are used to finance such subsidiary's operations and for capital expenditures. Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 3.8% to 5.9% of operating revenues during the last three years. The Company distinguishes capital expenditures made to refurbish and replace existing property and equipment (i.e., capital replacements) from other discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities.

     Long-term debt is generally incurred on a property specific basis and is non-recourse to any corporations other than the subsidiary incurring the debt. Membership deposits represent advance initiation deposits paid by members and are generally refundable 30 years from the date of acceptance as a member. Management does not consider maturities of membership deposits over the next five years to be material. Due to the utilization of long-term operating leases and membership deposits, the Company's leverage ratio (i.e., long-term debt to total capital) has been maintained at manageable levels which allow for adequate capability to finance future growth with long-term debt.

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

     During 1996, the Company was successful in its efforts to control expenses and increase revenues. While operating revenues increased 3.1%, operating costs and expenses increased only 1.0%. It is uncertain if the Company can continue to create operating efficiencies and thus decrease costs in 1997 to the extent cost reductions were achieved in 1996. For the first quarter of 1997, the Company's operating revenues increased 4.8% while operating costs and expenses increased 4.9%.

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


                          PART II.  OTHER INFORMATION


Item  6.  Exhibits  and  Reports  on  Form  8-K
          (a) Exhibits
              10.1*  -  Appendix  C  to  ClubCorp  Comprehensive
                        Compensation  Plan
              15.1    - Letter from KPMG Peat Marwick LLP regarding
                        unaudited  interim  financial  statements

          (b) Reports  on  Form  8-K
                The Company did not file any reports on Form 8-K during the quarterly period ended March 19, 1997.

_______________________
* Filed as an exhibit to Form 10-Q for the quarterly period ended March 19, 1997 on May 1, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CLUB CORPORATION INTERNATIONAL





Date : February 5, 1998                  By:  /s/ James P. McCoy, Jr.
                                              -------------------------------
                                              James P. McCoy, Jr.
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (chief accounting officer)