Form 10-Q/A
period 1997-06-11
CLUB CORP INTERNATIONAL
filed 1998-02-06
CIK 929455

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

                        CLUB CORPORATION INTERNATIONAL

                               TABLE OF CONTENTS

This Amendment No. 1 amends Part I, Item 1 and Item 2, and Part II, Item 6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 24, 1997. The complete text of each item which has been amended is included. Text of items which have not been amended are not included.

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

                                             KPMG  Peat  Marwick  LLP

Dallas,  Texas
July  18,  1997,  except  as  to  the  seventh  and  eighth
paragraphs  of  Note  1  which  are  as  of  January  16,  1998


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  BALANCE  SHEET
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)


                                                           JUNE 11,     December 31,    June 30,
Assets                                                       1997           1996          1996
------                                                    -----------  --------------  -----------
Current assets:
     Cash and cash equivalents                            $  122,874   $      74,454   $   68,202
     Membership and other receivables, net                    74,802          73,139       69,461
     Inventories                                              14,975          13,886       14,273
     Other assets                                             12,401          14,501       17,449
                                                          -----------  --------------  -----------
             Total current assets                            225,052         175,980      169,385

Property and equipment, net                                  669,560         663,387      626,824
Other assets                                                 123,463         125,161      130,441
Financial services assets                                          -         589,482      725,082
                                                          -----------  --------------  -----------
                                                          $1,018,075   $   1,554,010   $1,651,732
                                                          ===========  ==============  ===========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities             $   46,470   $      54,933   $   45,541
     Long-term debt - current portion                         82,879         120,694       90,982
     Other liabilities                                        61,294          44,371       54,282
                                                          -----------  --------------  -----------
             Total current liabilities                       190,643         219,998      190,805

Long-term debt                                               204,246         223,223      229,897
Other liabilities                                             92,121          82,425       88,663
Membership deposits                                           87,867          84,088       80,583
Financial services liabilities                                     -         549,246      685,271

Redemption value of common stock held by benefit plan         44,879          43,233       37,560

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 90,219,408 issued, 85,267,515 outstanding
   at June 11, 1997, 85,393,241 at December 31, 1996
   and 85,594,866 outstanding at June 30, 1996                   902             902          902
Additional paid-in capital                                    10,589          10,380       10,379
Foreign currency translation adjustment                         (130)            (54)          (6)
Unrealized gains or losses on investments in debt and
   equity securities                                               -             (46)        (250)
Retained earnings                                            470,540         420,948      400,338
Treasury stock                                               (38,703)        (37,100)     (34,850)
Redemption value of common stock held by benefit plan        (44,879)        (43,233)     (37,560)
                                                          -----------  --------------  -----------
             Total stockholders' equity                      398,319         351,797      338,953
                                                          -----------  --------------  -----------
                                                          $1,018,075   $   1,554,010   $1,651,732
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



                                                                 12 WEEKS    3 Months    24 WEEKS    6 Months
                                                                  ENDED       Ended       ENDED       Ended
                                                                 JUNE 11,    June 30,    JUNE 11,    June 30,
                                                                   1997        1996        1997        1996
                                                                ----------  ----------  ----------  ----------
Operating revenues                                              $ 201,767   $ 193,508   $ 360,890   $ 345,298
Operating costs and expenses                                      160,395     157,185     303,120     292,696
Selling, general and administrative expenses                       15,564      15,300      29,809      29,273
                                                                ----------  ----------  ----------  ----------

Income from operations                                             25,808      21,023      27,961      23,329

Gain (loss) on divestitures                                         9,510      (1,655)     11,786      (2,351)
Interest and investment income                                      1,764       2,837       3,671       4,913
Interest expense                                                   (8,221)     (7,584)    (16,206)    (15,640)
                                                                ----------  ----------  ----------  ----------

Income from continuing operations before income
 tax provision and minority interest                               28,861      14,621      27,212      10,251

Income tax provision                                               (1,830)     (1,555)     (2,823)     (1,527)

Minority interest                                                     (71)        150          57         184
                                                                ----------  ----------  ----------  ----------

Income from continuing operations                                  26,960      13,216      24,446       8,908

Discontinued operations:
Income from discontinued operations of financial services
 segment, net of income tax provision of $137 for the three
 months and $15 for the six months ended June 30, 1996                  -       1,011           -       1,544
Gain (loss) on disposal of financial services segment, net of income tax (provision) benefit of ($15,221) for the twenty
 four weeks ended  June 11, 1997 and $8,631 for the three
 months and six months ended June 30, 1996                              -     (13,402)     25,146     (13,402)
                                                                ----------  ----------  ----------  ----------
                                                                        -     (12,391)     25,146     (11,858)
                                                                ----------  ----------  ----------  ----------

Net income (loss)                                               $  26,960   $     825   $  49,592   $  (2,950)
                                                                ==========  ==========  ==========  ==========

Earnings per share:
   Income from continuing operations                            $    0.32   $    0.15   $    0.29   $    0.10
   Discontinued operations                                              -       (0.14)       0.29       (0.13)
                                                                ----------  ----------  ----------  ----------
   Net income (loss)                                            $    0.32   $    0.01   $    0.58   $   (0.03)
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

                                                  Common  stock  (100,000,000  shares
                                               authorized,  par  value  $.01  per  share)
                                              -------------------------------------------
                                                                                                           Foreign
                                                          Treasury                         Additional     Currency
                                               Shares      Stock        Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding   Value     Capital     Adjustment
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1995, as restated   90,219,408  4,552,376    85,667,032   $  902  $    10,075  $        (51)
Net loss                                              -          -             -        -            -             -
Purchase of treasury stock                            -    206,392      (206,392)       -            -             -
Reissuance of treasury stock                          -    (24,258)       24,258        -           71             -
Stock issued in connection with bonus plans           -   (109,968)      109,968        -          233             -
Foreign currency translation adjustment               -          -             -        -            -            45
Change in unrealized gains and losses                 -          -             -        -            -             -
Change in redemption value                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at June 30, 1996, as restated       90,219,408  4,624,542    85,594,866   $  902  $    10,379  $         (6)
                                             ==========  ==========  ============  ======  ===========  =============

Balances at December 31, 1996, as restated   90,219,408  4,826,167    85,393,241   $  902  $    10,380  $        (54)
NET INCOME                                            -          -             -        -            -             -
PURCHASE OF TREASURY STOCK                            -    179,431      (179,431)       -            -             -
STOCK ISSUED IN CONNECTION WITH BONUS PLANS           -    (53,705)       53,705        -          209             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -        -            -           (76)
CHANGE IN UNREALIZED GAINS AND LOSSES                 -          -             -        -            -             -
CHANGE IN REDEMPTION VALUE                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
BALANCES AT JUNE 11, 1997                    90,219,408  4,951,893    85,267,515   $  902  $    10,589  $       (130)
                                             ==========  ==========  ============  ======  ===========  =============


                                                 Unrealized                                 Redemption
                                                  Gains or                                   Value of
                                                  Losses on                                   Common
                                               Investments in                                 Stock            Total
                                                  Debt and         Retained    Treasury      Held by       Stockholders'
                                              Equity Securities    Earnings     Stock      Benefit Plan       Equity
                                             -------------------  ----------  ----------  --------------  ---------------
Balances at December 31, 1995, as restated   $          (11,812)  $ 403,288   $ (33,743)  $     (35,414)  $      333,245
Net loss                                                      -      (2,950)          -               -           (2,950)
Purchase of treasury stock                                    -           -      (2,103)              -           (2,103)
Reissuance of treasury stock                                  -           -         183               -              254
Stock issued in connection with bonus plans                   -           -         813               -            1,046
Foreign currency translation adjustment                       -           -           -               -               45
Change in unrealized gains and losses                    11,562           -           -               -           11,562
Change in redemption value                                    -           -           -          (2,146)          (2,146)
                                             -------------------  ----------  ----------  --------------  ---------------
Balances at June 30, 1996, as restated       $             (250)  $ 400,338   $ (34,850)  $     (37,560)  $      338,953
                                             ===================  ==========  ==========  ==============  ===============

Balances at December 31, 1996, as restated   $              (46)  $ 420,948   $ (37,100)  $     (43,233)  $      351,797
NET INCOME                                                    -      49,592           -               -           49,592
PURCHASE OF TREASURY STOCK                                    -           -      (2,019)              -           (2,019)
STOCK ISSUED IN CONNECTION WITH BONUS PLANS                   -           -         416               -              625
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       -           -           -               -              (76)
CHANGE IN UNREALIZED GAINS AND LOSSES                        46           -           -               -               46
CHANGE IN REDEMPTION VALUE                                    -           -           -          (1,646)          (1,646)
                                             -------------------  ----------  ----------  --------------  ---------------
BALANCES AT JUNE 11, 1997                    $                -   $ 470,540   $ (38,703)  $     (44,879)  $      398,319
                                             ===================  ==========  ==========  ==============  ===============

See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
Twenty  Four  Weeks  Ended  June  11,  1997  and
Six  Months  Ended  June  30,  1996
(Dollars  in  thousands)
(Unaudited)


                                                                           JUNE 11,    June 30,
                                                                             1997        1996
                                                                          ----------  ----------
Cash flows from operations:
   Net income (loss)                                                      $  49,592   $  (2,950)
   Adjustments to reconcile net income (loss) to cash flows
     provided from operations:
         Depreciation and amortization                                       22,207      22,721
         Loss (gain) on divestitures                                        (11,786)      2,351
         Minority interest in net losses of subsidiary                          (57)       (184)
         Gain on disposal of financial services segment                     (25,146)          -
         Equity in (earnings) losses in partnerships and joint ventures      (3,468)        122
         Amortization of discount on membership deposits                      2,833       2,456
         Decrease in real estate held for sale                                3,401       5,219
         Increase in membership and other receivables, net                   (1,914)     (3,148)
         Decrease in accounts payable and accrued liabilities                (8,210)     (5,962)
         Increase in deferred membership dues                                 6,365       4,565
         Other                                                               13,021       2,575
         Net change in operating assets of discontinued operations                -      11,869
                                                                          ----------  ----------
               Cash flows provided from operations                           46,838      39,634

Cash flows from investing activities:
   Additions to property and equipment                                      (28,516)    (18,914)
   Development of real estate ventures                                       (4,027)     (8,448)
   Acquisition of facilities                                                 (2,960)     (5,512)
   Proceeds from disposition of assets and subsidiaries, net                 11,129           -
   Proceeds from disposal of financial services segment                      89,968           -
   Other                                                                      3,565       3,282
   Investing activities of discontinued operations                                -     169,412
                                                                          ----------  ----------
               Cash flows provided from investing activities                 69,159     139,820

Cash flows from financing activities:
   Borrowings of long-term debt                                              11,991      11,515
   Repayments of long-term debt                                             (62,501)     (7,372)
   Membership deposits received, net                                            605         (33)
   Treasury stock transactions, net                                          (2,019)     (1,849)
   Repayment of Federal Home Loan Bank advances                              (3,153)          -
   Dividends paid to minority shareholder of financial services segment     (12,500)          -
   Financing activities of discontinued operations                                -    (193,251)
                                                                          ----------  ----------
               Cash flows used by financing activities                      (67,577)   (190,990)
                                                                          ----------  ----------

Total net cash flows                                                         48,420     (11,536)
Net cash flows from discontinued operations                                       -     (23,828)
                                                                          ----------  ----------
Net cash flows from continuing operations                                 $  48,420   $  12,292
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


                               12 WEEKS    24 WEEKS   3 Months     6 Months
                               --------    --------   --------     --------
                               ENDED JUNE 11, 1997    Ended June 30, 1996
                               --------------------   --------------------
Income from operations         $8,518      $14,003    $7,335       $12,282

Income from continuing
  operations before income
  taxes and minority interest   6,896        9,196     5,678         4,118

Income from continuing
  operations                    5,555        7,549     4,625         3,429

Net income                     $5,555      $ 7,549    $4,625       $ 3,429
                               ======      =======    ======       =======

Earnings per share:
  Income from continuing
    operations                 $ 0.07      $  0.09    $ 0.05       $  0.04
  Net income                   $ 0.07      $  0.09    $ 0.05       $  0.04
                               ======      =======    ======       =======

This change also resulted in a decrease in the liability for membership deposits of $305,592,000, $296,714,000 and $286,710,000 and an increase in retained  earnings  of  $246,512,000, $238,963,000 and $229,883,000 as of June
11, 1997, December 31, 1996 and June 30, 1996, respectively. In addition, retained earnings as of December 31, 1995 increased $226,454,000.

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

The following unaudited proforma financial information assumes the acquisitions occurred at the beginning of their acquisition year and the preceding year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):


                     June 30,
                       1996
                    ----------
Operating revenues  $ 354,253
                    ==========

Net loss            $  (2,294)
                    ==========

Net loss per share  $    (.03)
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


RESULTS  OF  OPERATIONS

12  WEEKS  ENDED  JUNE  11,  1997  COMPARED  TO  12  WEEKS ENDED JUNE 12, 1996

     Operating revenues increased by 4.3% to $201.8 million for the 12 weeks ended June 11, 1997 from $193.5 million for the 12 weeks ended June 12, 1996. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $168.4 million to $175.3 million, an increase of 4.1%.

     Operating revenues from mature private club properties increased from $116.3 million for the 12 weeks ended June 12, 1996 to $119.9 million for the same period in 1997, or 3.1%. Membership dues at mature private clubs increased 4.2% to $57.3 million in 1997 from $55.0 million in 1996 due to inflationary price increases and slightly improved membership trends. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) increased 2.3% to $61.4 million in 1997 from $60.0 million for the 12 weeks ended June 12, 1996.

     Operating revenues from golf clubs (i.e., those clubs which offer both private and public play) grew 19.7% from $6.6 million for the 12 weeks ended June 12, 1996 to $7.9 million for the 12 weeks ended June 11, 1997 resulting primarily from acquisitions in 1996 and volume and price increases at mature properties. Operating revenues from mature golf clubs increased to $6.2 million for the 12 weeks ended June 11, 1997 from $5.8 million for the 12 weeks ended June 12, 1996 or 6.9%, reflecting an increase of 2.9% in rounds played and an increase of 4.3% in revenue per round.

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

     Resort operating revenues increased 10.7% from $39.2 million in 1996 to $43.4 million in 1997 due to increases at mature properties and a 1996 acquisition. Operating revenues from mature resorts increased 5.6% from $39.2 million in 1996 to $41.4 million in 1997, reflecting an increase of 1.9% in occupancy rates and an increase of 5.2% in the average daily revenue per available room.

     Realty operating revenues decreased from $6.8 million in 1996 to $4.9 million in 1997, or 27.9%, due to decreased real estate sales of land held for resale in Colorado.

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


24  WEEKS  ENDED  JUNE  11,  1997  COMPARED  TO  24  WEEKS ENDED JUNE 12, 1996

     Operating revenues increased 4.5% to $360.9 million for the 24 weeks ended June 11, 1997 from $345.3 million for the 24 weeks ended June 12, 1996, resulting primarily from inflationary price increases on membership dues and golf related revenues at mature properties and to slightly improved membership trends. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $303.9 million to $316.9 million, an increase of 4.3%.

     Operating revenues from mature private club properties increased 2.8% from $219.9 million in 1996 to $226.1 million for the 24 weeks ended June 11, 1997. Membership dues at mature private clubs increased 4.0% to $114.0 million for the 24 weeks ended June 11, 1997 from $109.6 million for the 24 weeks ended June 12, 1996, due to inflationary price increases and slightly improved membership trends. Membership enrollment at mature clubs for the 24 weeks ended June 11, 1997 was 19.0%, which is higher than attrition rates of 18.1% during the same period resulting in a 0.9% net enrollment rate. The net enrollment at mature clubs for the 24 weeks ended June 12, 1996 was 0.8%. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) increased 1.7% to $109.6 million for the 24 weeks ended June 11, 1997 from $107.7 million for the same period in 1996.

     Operating revenues from golf clubs grew 26.4% from $12.5 million in 1996 to $15.8 million in 1997 resulting primarily from acquisitions in 1996. Operating revenues from mature golf clubs increased 8.3% to $11.7 million from $10.8 million in 1996, reflecting an increase of 2.4% in rounds played, due to better weather conditions in markets served, and an increase of 4.8% in revenue per round.

     Resort operating revenues increased 12.8% from $63.2 million in 1996 to $71.3 million in 1997 due to volume increases at mature properties and a 1996 acquisition. Operating revenues from mature resorts increased from $62.8 million for the 24 weeks ended June 12, 1996 to $67.8 million for the 24 weeks ended June 11, 1997, an increase of 8.0%, reflecting an increase of 8.3% in the average daily revenue per available room and an increase of 2.6% in occupancy rates partially offset by a decrease of 2.5% in the average daily room rate per occupied room.

     Realty operating revenues decreased from $10.7 million in 1996 to $7.1 million in 1997, or 33.6%, primarily due to decreased real estate sales of land held for resale in Colorado, Ohio, and South Carolina.

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

     During 1996, the Company was successful in its efforts to control expenses and increase revenues. While operating revenues increased 3.1%, operating costs and expenses increased only 1.0%. It is uncertain if the Company can continue to create operating efficiencies and thus decrease costs in 1997 to the extent cost reductions were achieved in 1996. For the 24 weeks ended June 11, 1997, the Company's operating revenues increased 4.5% while operating costs and expenses increased 3.6%.

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

                          PART II.  OTHER INFORMATION



Item  6.    Exhibits  and  Reports  on  Form  8-K
            (a) Exhibits
                10.1* - Second Amendment to ClubCorp Stock Investment Plan 10.2* - Third Amendment to ClubCorp Stock Investment Plan 10.3* - Fourth Amendment to ClubCorp Stock Investment Plan 10.4* - Fifth Amendment to ClubCorp Stock Investment Plan 10.5* - Sixth Amendment to ClubCorp Stock Investment Plan
                15.1  - Letter from KPMG Peat Marwick LLP regarding
                        unaudited  interim  financial  statements

            (b) Reports  on  Form  8-K
                The Company filed a Form 8-K during the quarterly period ended June 11, 1997 on April 3, 1997 which
                included  Item  8.    Change  in  Fiscal  Year.

_______________________
* Filed as an exhibit to Form 10-Q for the quarterly period ended June 11, 1997 on July 24, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CLUB CORPORATION INTERNATIONAL





Date :  February 5, 1998                    By:  /s/ James P. McCoy, Jr.
                                                 -----------------------
                                                 James P. McCoy, Jr.
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (chief accounting officer)