Form 10-Q/A
period 1997-09-03
CLUB CORP INTERNATIONAL
filed 1998-02-06
CIK 929455

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

                        CLUB CORPORATION INTERNATIONAL

                               TABLE OF CONTENTS

This Amendment No. 1 amends Part I, Item 1 and Item 2, and Part II, Item 6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 16, 1997. The complete text of each item which has been amended is included. Text of items which have not been amended are not included.

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

                                             KPMG  Peat  Marwick  LLP

Dallas,  Texas
October  10,  1997,  except  as  to  the  eighth  and  ninth paragraphs  of  Note  1  which  are  as  of  January  16,  1998


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  BALANCE  SHEET
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)


                                                                 SEPTEMBER 3,    December 31,    September 30,
Assets                                                               1997            1996            1996
------                                                          --------------  --------------  ---------------
Current assets:
     Cash and cash equivalents                                  $     112,432   $      74,454   $       68,234
     Membership and other receivables, net                             74,241          73,139           66,194
     Inventories                                                       15,365          13,886           13,908
     Other assets                                                      14,980          14,501           15,931
                                                                --------------  --------------  ---------------
             Total current assets                                     217,018         175,980          164,267

Property and equipment, net                                           665,391         663,387          650,815
Other assets                                                          119,602         125,161          132,309
Financial services assets                                                   -         589,482          590,567
                                                                --------------  --------------  ---------------
                                                                $   1,002,011   $   1,554,010   $    1,537,958
                                                                ==============  ==============  ===============

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities                   $      44,930   $      54,933   $       45,825
     Long-term debt - current portion                                  71,376         120,694          112,200
     Other liabilities                                                 60,989          44,371           49,063
                                                                --------------  --------------  ---------------
             Total current liabilities                                177,295         219,998          207,088

Long-term debt                                                        195,203         223,223          235,914
Other liabilities                                                      93,428          82,425           81,817
Membership deposits                                                    89,917          84,088           82,195
Financial services liabilities                                              -         549,246          552,024

Redemption value of common stock held by benefit plan                  49,878          43,233           39,930

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 90,219,408 issued, 85,218,416 outstanding
   at September 3, 1997, 85,393,241 at December 31, 1996
   and 85,476,674 outstanding at September 30, 1996                       902             902              902
Additional paid-in capital                                             10,593          10,380           10,380
Foreign currency translation adjustment                                    48             (54)              (9)
Unrealized losses on investments in debt and equity securities              -             (46)            (143)
Retained earnings                                                     473,918         420,948          403,919
Treasury stock                                                        (39,293)        (37,100)         (36,129)
Redemption value of common stock held by benefit plan                 (49,878)        (43,233)         (39,930)
                                                                --------------  --------------  ---------------
             Total stockholders' equity                               396,290         351,797          338,990
                                                                --------------  --------------  ---------------
                                                                $   1,002,011   $   1,554,010   $    1,537,958
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



                                                            12 WEEKS        3 Months         36 WEEKS        9 Months
                                                             ENDED            Ended           ENDED            Ended
                                                          SEPTEMBER 3,    September 30,    SEPTEMBER 3,    September 30,
                                                              1997            1996             1997            1996
                                                         --------------  ---------------  --------------  ---------------
Operating revenues                                       $     193,695   $      182,895   $     554,585   $      528,193
Operating costs and expenses                                   162,971          155,174         466,091          447,870
Selling, general and administrative expenses                    15,597           14,495          45,406           43,768
                                                         --------------  ---------------  --------------  ---------------

Income from operations                                          15,127           13,226          43,088           36,555

Gain (loss) on divestitures                                     (5,854)            (586)          5,932           (2,937)
Interest and investment income                                   2,875            3,750           6,546            9,011
Interest expense                                                (7,129)          (8,145)        (23,335)         (23,785)
Other expense                                                      (90)          (2,809)            (90)          (3,157)
                                                         --------------  ---------------  --------------  ---------------

Income from continuing operations before income
 tax provision and minority interest                             4,929            5,436          32,141           15,687

Income tax provision                                            (1,459)            (736)         (4,282)          (2,263)

Minority interest                                                  (92)             256             (35)             440
                                                         --------------  ---------------  --------------  ---------------

Income from continuing operations                                3,378            4,956          27,824           13,864

Discontinued operations:
Loss from discontinued operations of financial
 services segment, net of income tax provision
 of $738 for the three months and $723 for the
 nine months ended September 30, 1996                                -           (1,681)              -             (137)
Gain (loss) on disposal of financial services segment,
 net of income tax (provision) benefit of ($15,221)
 for the thirty six weeks ended  September 3, 1997
 and ($196) for the three months ended and $8,435
 for the nine months ended September 30, 1996                        -              306          25,146          (13,096)
                                                         --------------  ---------------  --------------  ---------------
                                                                     -           (1,375)         25,146          (13,233)
                                                         --------------  ---------------  --------------  ---------------

Net income                                               $       3,378   $        3,581   $      52,970   $          631
                                                         ==============  ===============  ==============  ===============

Earnings per share:
   Income from continuing operations                     $        0.04   $         0.06   $        0.33   $         0.16
   Discontinued operations                                           -            (0.02)           0.29            (0.15)
                                                         --------------  ---------------  --------------  ---------------
   Net income                                            $        0.04   $         0.04   $        0.62   $         0.01
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

                                                 Common  Stock  (100,000,000  shares
                                              authorized,  par  value  $.01  per  share)
                                             --------------------------------------------
                                                                                                           Foreign
                                                          Treasury                         Additional     Currency
                                               Shares      Stock        Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding   Value     Capital     Adjustment
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1995, as restated   90,219,408  4,552,376    85,667,032   $  902  $    10,075  $        (51)
Net income                                            -          -             -        -            -             -
Purchase of treasury stock                            -    325,053      (325,053)       -            -             -
Reissuance of treasury stock                          -    (24,258)       24,258        -           71             -
Stock issued in connection with bonus plans           -   (110,437)      110,437        -          234             -
Foreign currency translation adjustment               -          -             -        -            -            42
Change in unrealized gains and losses                 -          -             -        -            -             -
Change in redemption value                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at September 30, 1996               90,219,408  4,742,734    85,476,674   $  902  $    10,380  $         (9)
                                             ==========  ==========  ============  ======  ===========  =============

Balances at December 31, 1996, as restated   90,219,408  4,826,167    85,393,241   $  902  $    10,380  $        (54)
NET INCOME                                            -          -             -        -            -             -
PURCHASE OF TREASURY STOCK                            -    229,498      (229,498)       -            -             -
STOCK ISSUED IN CONNECTION WITH BONUS PLANS           -    (54,673)       54,673        -          213             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -        -            -           102
CHANGE IN UNREALIZED GAINS AND LOSSES                 -          -             -        -            -             -
CHANGE IN REDEMPTION VALUE                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
BALANCES AT SEPTEMBER 3, 1997                90,219,408  5,000,992    85,218,416   $  902  $    10,593  $         48
                                             ==========  ==========  ============  ======  ===========  =============


                                                 Unrealized                                Redemption
                                                  Gains or                                  Value of
                                                  Losses on                                  Common
                                               Investments in                                Stock            Total
                                                  Debt and        Retained    Treasury      Held by       Stockholders'
                                              Equity Securities   Earnings     Stock      Benefit Plan       Equity
                                             -------------------  ---------  ----------  --------------  ---------------
Balances at December 31, 1995, as restated   $          (11,812)  $ 403,288  $ (33,743)  $     (35,414)  $      333,245
Net income                                                    -         631          -               -              631
Purchase of treasury stock                                    -           -     (3,385)              -           (3,385)
Reissuance of treasury stock                                  -           -        183               -              254
Stock issued in connection with bonus plans                   -           -        816               -            1,050
Foreign currency translation adjustment                       -           -          -               -               42
Change in unrealized gains and losses                    11,669           -          -               -           11,669
Change in redemption value                                    -           -          -          (4,516)          (4,516)
                                             -------------------  ---------  ----------  --------------  ---------------
Balances at September 30, 1996               $             (143)  $ 403,919  $ (36,129)  $     (39,930)  $      338,990
                                             ===================  =========  ==========  ==============  ===============

Balances at December 31, 1996, as restated   $              (46)  $ 420,948  $ (37,100)  $     (43,233)  $      351,797
NET INCOME                                                    -      52,970          -               -           52,970
PURCHASE OF TREASURY STOCK                                    -           -     (2,617)              -           (2,617)
STOCK ISSUED IN CONNECTION WITH BONUS PLANS                   -           -        424               -              637
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       -           -          -               -              102
CHANGE IN UNREALIZED GAINS AND LOSSES                        46           -          -               -               46
CHANGE IN REDEMPTION VALUE                                    -           -          -          (6,645)          (6,645)
                                             -------------------  ---------  ----------  --------------  ---------------
BALANCES AT SEPTEMBER 3, 1997                $                -   $ 473,918  $ (39,293)  $     (49,878)  $      396,290
                                             ===================  =========  ==========  ==============  ===============

See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
Thirty  Six  Weeks  Ended  September  3,  1997  and
Nine  Months  Ended  September  30,  1996
(Dollars  in  thousands)
(Unaudited)


                                                                          SEPTEMBER 3,    September 30,
                                                                              1997            1996
                                                                         --------------  ---------------
Cash flows from operations:
   Net income                                                            $      52,970   $          631
   Adjustments to reconcile net income to cash flows
     provided from operations:
         Depreciation and amortization                                          33,183           33,611
         Loss (gain) on divestitures                                            (5,932)           2,937
         Minority interest in net income (losses) of subsidiary                     35             (440)
         Gain on disposal of financial services segment                        (25,146)               -
         Equity in earnings in partnerships and joint ventures                  (3,563)          (1,047)
         Amortization of discount on membership deposits                         4,280            3,727
         Decrease in real estate held for sale                                   6,938            8,029
         Increase in membership and other receivables                           (1,253)            (832)
         Decrease in accounts payable and accrued liabilities                   (9,524)          (1,797)
         Increase in deferred membership dues                                    3,532            1,322
         Other                                                                  13,584            3,274
         Net change in operating assets of discontinued operations                   -           13,326
                                                                         --------------  ---------------
               Cash flows provided from operations                              69,104           62,741

Cash flows from investing activities:
   Additions to property and equipment                                         (41,093)         (32,276)
   Development of new facilities                                                (4,390)          (2,556)
   Development of real estate ventures                                          (5,011)         (11,893)
   Acquisition of facilities                                                    (2,960)         (38,303)
   Proceeds from disposition of assets and subsidiaries, net                    13,074                -
   Proceeds from disposal of financial services segment                         89,968                -
   Other                                                                         6,625            6,620
   Investing activities of discontinued operations                                   -          298,719
                                                                         --------------  ---------------
               Cash flows provided from investing activities                    56,213          220,311

Cash flows from financing activities:
   Borrowings of long-term debt                                                 11,902           54,806
   Repayments of long-term debt                                                (81,838)         (23,548)
   Membership deposits received, net                                               867              (43)
   Treasury stock transactions, net                                             (2,617)          (3,131)
   Repayment of Federal Home Loan Bank advances                                 (3,153)               -
   Dividends paid to minority shareholder of financial services segment        (12,500)               -
   Financing activities of discontinued operations                                   -         (327,378)
                                                                         --------------  ---------------
               Cash flows used by financing activities                         (87,339)        (299,294)
                                                                         --------------  ---------------

Total net cash flows                                                            37,978          (16,242)
Net cash flows from discontinued operations                                          -          (28,566)
                                                                         --------------  ---------------
Net cash flows from continuing operations                                $      37,978   $       12,324
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


                               12 WEEKS    36 WEEKS       3 Months    9 Months
                               --------------------       --------------------
                                       ENDED                     Ended
                               SEPTEMBER  3,  1997        September  30,  1996
                               --------------------       --------------------
Income from operations         $6,913       $20,916       $6,442       $18,724

Income from continuing
  operations before income
  taxes and minority interest   5,466        14,662        4,020         8,138

Income from continuing
  operations                    4,405        11,954        3,517         6,946

Net income                     $4,405       $11,954       $3,517       $ 6,946
                               ======       =======       ======       =======

Earnings per share:
  Income from continuing
    operations                 $ 0.05       $  0.04       $ 0.14       $  0.08
  Net income                   $ 0.05       $  0.04       $ 0.14       $  0.08
                               ======       =======       ======       =======

This change also resulted in a decrease in the liability for membership deposits of $310,895,000 and $296,714,000 and $290,506,000 and an increase in retained  earnings  of  $250,917,000,  $238,963,000  and  $233,400,000  as  of
September 3, 1997, December 31, 1996 and September 30, 1996, respectively. In addition, retained earnings as of December 31, 1995 increased $226,454,000.

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

RESULTS  OF  OPERATIONS

12  WEEKS ENDED SEPTEMBER 3, 1997 COMPARED TO 12 WEEKS ENDED SEPTEMBER 4, 1996

     Operating revenues increased by 5.9% to $193.7 million for the 12 weeks ended September 3, 1997 from $182.9 million for the 12 weeks ended September 4, 1996 resulting primarily from inflationary price increases on membership dues and golf related revenues at mature properties and to slightly improved membership trends. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $154.2 million to $169.3 million for the 12 weeks ended September 3, 1997, an increase of 9.8%.

     Operating revenues from mature private club properties increased from $111.6 million for the 12 weeks ended September 4, 1996 to $120.0 million for the same period in 1997, or 7.5%. Membership dues at mature private clubs increased 5.0% from $56.2 million in 1996 to $59.0 million in 1997 due to inflationary price increases and slightly improved membership trends. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) increased 8.0% to $58.1 million for the 12 weeks ended September 3, 1997 from $53.8 million for the same period in 1996.

     Operating revenues from golf clubs (i.e., those clubs which offer both private and public play) grew 12.5% from $5.6 million for the 12 weeks ended September 4, 1996 to $6.3 million for the 12 weeks ended September 3, 1997 resulting primarily from acquisitions in 1996 and volume increases at mature properties. Operating revenues from mature golf clubs increased to $5.3 million in 1997 from $4.8 million for the 12 weeks ended September 4, 1996 or 10.4%, reflecting an increase of 8.0% in rounds played combined with an increase of 2.6% in revenue per round.

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

     Interest expense decreased from $8.1 million for the 12 weeks ended September 4, 1996 to $7.1 million for the 12 weeks ended September 3, 1997, or 14.1%, primarily due to the repayment of external bridge financing of Club Corporation of America. Interest expense at mature properties increased only $0.2 million or 3.4% from $5.9 million in 1996 to $6.1 million for the 12 weeks ended September 3, 1997.

     Other expense of $2.9 million for the 12 weeks ended September 4, 1996 is primarily due to an accrual for pending litigation in the ordinary course of business.


36  WEEKS ENDED SEPTEMBER 3, 1997 COMPARED TO 36 WEEKS ENDED SEPTEMBER 4, 1996

     Operating revenues increased 5.0% to $554.6 million for the 36 weeks ended September 3, 1997 from $528.2 million for the 36 weeks ended September 4, 1996, resulting primarily from inflationary price increases on membership dues and golf related revenues at mature properties and to slightly improved membership trends. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $458.1 million to $486.2 million for the 36 weeks ended September 3, 1997, an increase of 6.1%.

     Operating revenues from mature private club properties increased 4.4% from $331.5 million in 1996 to $346.1 million for the 36 weeks ended September 3, 1997. Membership dues at mature private clubs increased 4.3% to $173.0 million for the 36 weeks ended September 3, 1997 from $165.8 million for the 36 weeks ended September 4, 1996, due to inflationary price increases and slightly improved membership trends. Membership enrollment at mature clubs for the 36 weeks ended September 3, 1997 was 19.0%, which is higher than attrition rates of 18.0% during the same period resulting in a 1.0% net enrollment rate. For the 36 weeks ended September 4, 1996, enrollment was equal to attrition at 17.5%. Usage revenues for mature private club properties (i.e., food and beverage, golf, lodging, and other recreation) increased 3.9% to $167.8 million for the 36 weeks ended September 3, 1997 from $161.5 million for the same period in 1996.

     Operating revenues from golf clubs grew 22.1% from $18.1 million in 1996 to $22.1 million in 1997 resulting primarily from acquisitions in 1996 and increases at mature properties. Operating revenues from mature golf clubs increased 9.0% to $17.0 million for the 36 weeks ended September 3, 1997 from $15.6 million for the same period in 1996, reflecting an increase of 3.3% in rounds played combined with an increase of 5.7% in revenue per round.

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

     Resort operating revenues increased 10.1% from $102.5 million for the 36 weeks ended September 4, 1996 to $112.9 million in 1997 due to volume increases at mature properties and a 1996 acquisition. Operating revenues from mature resorts increased from $93.2 million for the 36 weeks ended September 4, 1996 to $103.1 million for the 36 weeks ended September 3, 1997, an increase of 10.6%, reflecting an increase of 11.4% in the average daily revenue per available room, an increase of 3.7% in occupancy rates, and an increase of 5.1% in the average daily room rate per occupied room.

     Realty operating revenues decreased from $16.7 million in 1996 to $12.9 million in 1997, or 22.8%, primarily due to decreased real estate sales of land held for resale in Ohio and South Carolina.

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

     During 1996, the Company was successful in its efforts to control expenses and increase revenues. While operating revenues increased 3.1%, operating costs and expenses increased only 1.0%. It is uncertain if the Company can continue to create operating efficiencies and thus decrease costs in 1997 to the extent cost reductions were achieved in 1996. For the 36 weeks ended September 3, 1997, the Company's operating revenues increased 5.0% while operating costs and expenses increased 4.1%.

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

                          PART II.  OTHER INFORMATION



Item  6.  Exhibits  and  Reports  on  Form  8-K
          (a)  Exhibits
               10.1* - Second  Fifth  Amendment to ClubCorp Stock Investment
                       Plan
               10.2* - Sixth  Amendment  to  ClubCorp  Stock Investment Plan
               15.1  - Letter  from KPMG Peat Marwick LLP regarding unaudited interim  financial  statements

          (b)  Reports  on  Form  8-K
               The Company did not file any reports on Form 8-K during the quarterly period ended September 3, 1997.

_______________________
* Filed as an exhibit to Form 10-Q for the quarterly period ended September 3, 1997 on October 16, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CLUB CORPORATION INTERNATIONAL





Date : February 5, 1998                      By:  /s/ James P. McCoy, Jr.
                                                  -------------------------
                                                  James P. McCoy, Jr.
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                 (chief accounting officer)