Form 10-K
period 1997-12-31
CLUB CORP INTERNATIONAL
filed 1998-03-27
CIK 929455

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                              __________________

[  X  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
            For the transition period from __________ to _________

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.  Yes   X    No
                                                            ---     ---

     Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment  to  this  Form  10-K.  [        ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at December 31, 1997 (the most recent date on which an appraisal was performed), based on the most recent appraised price of the Registrant's Common Stock, was $56,292,929.

     The number of shares of the Registrant's Common Stock outstanding as of February 28, 1998 was 85,003,839.

                               TABLE OF CONTENTS




         PART I

Item 1   Business                                                                3
Item 2   Properties                                                             11
Item 3   Legal Proceedings                                                      12
Item 4   Submission of Matters to a Vote of Security Holders                    13

         PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters  14
Item 6   Selected Financial Data                                                15
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              16
Item 8   Financial Statements and Supplementary Data                            26
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                              26

         PART III

Item 10  Directors and Executive Officers of the Registrant                     27
Item 11  Executive Compensation                                                 29
Item 12  Security Ownership of Certain Beneficial Owners and Management         33
Item 13  Certain Relationships and Related Transactions                         35

         PART IV

Item 14  Exhibits, Financial Statement Schedule, and Reports on Form 8-K        36

PART  I

ITEM  1.  BUSINESS

GENERAL

     Club Corporation International ("ClubCorp" or the "Company") is a holding company incorporated under the laws of the State of Nevada that, through its subsidiaries, owns, operates, and/or manages country clubs, city clubs, city/athletic clubs, athletic clubs, resorts, certain related real estate, golf clubs, and public golf courses through sole ownership, partial ownership (including joint venture interests) and management agreements. The Company's primary sources of revenue include membership dues, fees, and deposits, food and beverage sales, revenues from golf operations and lodging facilities. The Company also receives management fees with respect to facilities that it manages for third parties. See "Operations-Management Services".

     Historically, the Company also operated in the financial services segment through Franklin Federal Bancorp, a Federal Savings Bank ("Franklin"). On August 7, 1996, Franklin entered into an agreement to sell certain assets and transfer certain liabilities of Franklin to Norwest Corporation pending regulatory approval. The sale was consummated on January 2, 1997 for $90.0 million. ClubCorp's gain on the sale, net of taxes and minority interest, was $25.1 million.

     The predecessor corporation to ClubCorp was organized in 1957 under the name Country Clubs, Inc. All references herein to ClubCorp shall also include Country Clubs, Inc. and its successor corporations. For purposes of this document, references to the "Company" include ClubCorp's various subsidiaries. However, each of ClubCorp and its subsidiaries is careful to maintain its separate legal existence, and general references to the Company should not be interpreted in any way to reduce the legal distinctions between subsidiaries or between ClubCorp and its subsidiaries.

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

     From the beginning of the Company, Mr. Dedman focused on assembling an experienced management team to lead the Company. ClubCorp's 11 executive officers possess an average of 23 years of experience with the Company. The Company has also attempted to attract and retain qualified, dedicated managers for its clubs, resorts, golf clubs, and public golf facilities, and these managers possess an average of nine years of experience with the Company. The Company provides an extensive, proprietary system of in-house training and education for all of its employees that is designed to improve the quality of services provided to members and guests.

     The Company's commitment to value is also reflected in its policy of monitoring satisfaction levels through frequent surveys of members and guests. In addition, employees are regularly surveyed to help management develop appropriate training and education programs, increase job satisfaction levels and improve the quality of service.

     ClubCorp has invested over 40 years seeking to perfect its development, management, operations, and membership skills, with results evident in some of the world's foremost private clubs.

Nature  of  Operations
----------------------

     The Company operates private clubs, resorts, golf clubs, and public golf facilities through sole ownership, partial ownership and management agreements. In addition, the Company performs various corporate services internally and for third parties and develops and sells real estate. See "-Corporate Services and Other". With respect to its wholly-owned operations, in some cases the Company owns the real property where the private club, resort, golf club, or public golf facility is operated, and in other cases the Company leases the real property from third parties.

     The Company operated 220 private club, resort, golf club, and public golf facilities at December 31, 1997, serving approximately 220,000 members. Management believes that the Company's existing club, resort and other property locations, and its base of club members, represent a significant value to the Company. For example, certain of the Company's country clubs that were developed many years ago are now located in highly populated areas where development of a new facility would be prohibitively expensive.

     The Company's primary sources of revenue include membership dues, fees, and deposits, food and beverage sales, revenues from golf operations, and lodging facilities. The Company also receives management fees with respect to facilities that it manages for third parties.
     The Company receives membership deposits that constitute an important source of cash flows. Membership deposits represent advance initiation deposits paid by members and are generally refundable in 30 years from the date of acceptance as a member. The difference between the amount of the membership deposit paid and the present value of the obligation is recognized as revenue upon acceptance.

     The success of the Company's private club and golf club business is dependent on the Company's ability to attract new members, retain existing members and maintain or increase levels of club usage. For a tabular presentation of certain statistical information relating to memberships in the Company's private clubs, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-General-Regional Information; Other Operating Information". The success of the Company's resort, golf club, and public golf operations is also dependent on levels of usage by the Company's guests and customers. For a tabular presentation of certain statistical information relating to the Company's resorts, golf clubs, and public golf operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-General-Regional Information; Other Operating Information". Although the Company devotes a large amount of resources to promote its facilities and services, many of the factors affecting club membership and usage are beyond the control of the Company. Local and federal government laws, including income tax regulations applicable to the Company and its club members and guests, can adversely influence membership activity. See "-Government Regulation". Changes in consumer tastes and preferences, local, regional and national economic conditions, including levels of disposable income, weather, and demographic trends can also have an adverse impact on club membership and usage. See Item 7, "Management's
Discussion and Analysis of Financial Condition and Results of Operations-Seasonality".

Private  Clubs
--------------

     The Company's private clubs generally fall into one of four categories: city, athletic, country and city/athletic clubs. The Company's city, city/athletic and athletic clubs are primarily located in city business centers or downtown areas.

     City clubs typically include dining rooms and lounge areas and meeting and board room facilities. With private settings in the best metropolitan locations, city clubs provide superior food, service, and a sophisticated atmosphere in which members can entertain business associates, family, and friends, host special events, or simply relax in comfort. Some of the notable city clubs operated by the Company include The Metropolitan Club in Illinois, The Columbia Tower Club in Washington, and The City Club of San Francisco in California.

     The Company's athletic clubs generally include a combination of the following facilities: racquetball and squash courts, jogging tracks, exercise areas, weight machines, aerobic studios, swimming pools, wellness programs, saunas and whirlpools, eating facilities and, occasionally, tennis and basketball courts. Many athletic clubs also offer personalized training and massage services. Some of the notable athletic clubs operated by the Company include The Athletic and Swim Club at Equitable Center in New York and The San Francisco Tennis Club in California.

     The country clubs operated by the Company span a broad range of size, price, prestige and facilities. Generally, the Company's country clubs include a combination of one or more of the following facilities: dining rooms and lounge areas, meeting and board room facilities, grills and ballrooms, golf, tennis, swimming and fitness facilities and pro shops. Some of the notable country clubs operated by the Company include Gleneagles Country Club and Kingwood Country Club in Texas, Mission Hills Country Club and Indian Wells Country Club in California, and Firestone Country Club in Ohio.

     City/athletic clubs combine all the ambiance and amenities of a city club with the facilities of the best athletic clubs. Offering members convenient locations, these clubs provide a variety of athletic activities, including racquet sports, exercise and fitness programs, and wellness programs. Some of the notable city/athletic clubs operated by the Company include The Rivers Club in Pittsburgh and The University Club in Texas.

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

Golf  Clubs
-----------

     The Company's golf clubs generally include a combination of the following facilities: golf courses, driving ranges, and food and beverage concessions. Generally, these clubs offer both private and public play. Some of the notable golf clubs operated by the Company include Timarron Golf Club in Texas and Queen's Harbour in Florida.

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

Public  Golf
------------

     The Company's public golf facilities generally include a combination of the following facilities: golf courses, driving ranges, and food and beverage concessions. Some of the public golf courses operated by the Company include Kingwood Cove in Texas and Cook's Creek Golf Course in Ohio.

     The public golf industry is highly fragmented. The Company competes with a number of regional and national golf management companies. With the rising popularity of golf, the Company expects the number of competitors in this industry to increase over the next few years. The Company's public golf operations compete on the basis of price, quality and comprehensiveness of service, management experience, featured facilities and financial strength. The Company believes that its substantial experience in operating golf facilities will enable it to compete effectively in the public golf market.

Resorts
-------

     The Company's resorts typically offer lodging facilities, dining and lounge areas, meeting rooms and golf, tennis and other recreational activities associated with resorts. The Company seeks to create and maintain a significant golf component at its resorts. In some cases, memberships in a resort's country club facilities are offered primarily to those living in the surrounding community. Some of the notable resorts operated by the Company include the Pinehurst Resort and Country Club (Pinehurst) in North Carolina, the Homestead Resort (Homestead) in Virginia, and the Barton Creek Country Club and Conference Resort in Texas. Pinehurst is the largest and oldest "golf" resort in the world. Homestead is the oldest resort in the country. Both of these properties have received the distinction of being listed on the National Register of Historic Cities. In addition, Pinehurst will host the 1999 United States Open.

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

Management  Services
--------------------

     In addition to operations that are solely or partially owned by the Company, the Company provides professional management and consulting services to third parties who own private clubs and public golf facilities. Fees for the Company's management and consulting services accounted for $9.4 million of operating revenues (1.1% of the Company's total operating revenues) during 1997, $8.2 million of operating revenues (1.0% of the Company's total operating revenues) during 1996 and $10.3 million of operating revenues (1.4% of the Company's total operating revenues) during 1995. In calculating revenues from management and consulting services, the Company includes only the fees received by the Company for such services and does not include revenues of the facilities under management.

     For its services, the Company generally receives a monthly base management fee, as well as one or more performance-related fees based upon such factors as the property's net operating income or operating cash flows, gross receipts, membership sales or new member deposits. Generally, the owner is responsible for all operating and other expenses.
     Other terms of the Company's management agreements vary depending on the nature and extent of the services provided. Management agreements generally provide for an initial term of two to four years, with renewal options for successive one to five year terms. In addition, most of the management agreements may be terminated without cause upon advance written notice, provided the terminating party pays a specified termination fee. The agreements may be terminated for cause upon the occurrence of certain events, including nonperformance of the obligations specified under such management agreements.

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

          Associate Clubs Publications Inc., which publishes the Company's Private Clubs magazine; and

          ClubCorp Financial Management Company, which provides primarily accounting and information technology services related to facility management.

     During 1997, 1996 and 1995, these corporate services generated approximately $35.6 million, $38.8 million and $34.0 million, respectively, in operating revenues for the Company.

Expansion  and  Development
---------------------------

     The Company is pursuing a strategy to increase the number of private clubs, resorts, golf clubs and public golf facilities that it operates both domestically and internationally. The Company evaluates specific growth opportunities based upon existing market conditions and economic factors, and intends to pursue opportunities that it perceives to be favorable as they arise.

     The success of the Company's growth strategy will depend upon the availability of suitable properties on acceptable terms, the availability of adequate financing, and other factors beyond the Company's control. The Company has a committed staff to constantly evaluate development and acquisition opportunities. The Company seeks to finance each project separately and anticipates that sources of capital for new developments and acquisitions will include cash flows from operations, equity participations, and owner/developer and third party financing.

     The Company also intends to continue to pursue growth opportunities related to city and city/athletic clubs through acquisitions, mergers between the Company's clubs and those owned by third parties, management contracts with ownership options, relocations of existing clubs, and development of new clubs.

Sales  and  Marketing
---------------------

     The Company advertises and markets its clubs, resorts, golf clubs, and public golf facilities through diverse media. Among other things, the Company sponsors the Associate Clubs Program, which provides members of clubs owned, leased or managed by the Company with access to other clubs. In addition, the Company publishes Private Clubs magazine, which reaches over 188,000 members at the majority of the Company's clubs and resorts, and which advertises the Company's other facilities. Regular features include unusual destinations and travel tips, profiles of members who are business leaders, investment advice, club profiles, wine reviews, recipes from club chefs, golf and tennis tips, solutions to health and fitness concerns, and humor. Private Clubs magazine has won numerous awards including several 1997 Maggie Awards.

     The Company also hosts a number of professional golf tournaments, which are intended to provide community and charitable involvement and publicity for the Company's facilities. Some of the most notable tournaments the Company hosted during 1997 were the National Equipment Corporation ("NEC") World
Series of Golf at Firestone Country Club, the Bob Hope Chrysler Classic at Indian Wells Country Club, the Nabisco Dinah Shore Classic at Mission Hills Country Club, and the J.C. Penney's Ladies Professional Golf Association Skins Game at Stonebriar Country Club. In addition, Pinehurst Resort and Country Club will host the 1999 United States Open.

     The Company has established a strong rapport with numerous professional organizations including the following:

- United  States  Golf  Association;
- Professional  Golf Association and Ladies Professional Golf Association Tours;
- American  Junior  Golf  Association;
- Golf  Course  Owners  Association;
- Club  Managers  Association  of  America;
- National  Club  Association;
- International  Health,  Racquet  &  Sports  Club  Association;  and
- National  Restaurant  Association.

     These special relationships enable the Company to bring distinctive tournaments and events, such as the United States Open and the PGA Tour Championship, as well as numerous other prestigious events, to the Company's clubs and resorts throughout the world. The Company hosts many United States Tennis Association events along with other athletic activities such as swimming, diving, lawn bowling, and croquet. In addition, the Company's clubs
have  been  recognized  for  their  culinary  artistry.    Many  have  earned
distinctive  awards  from  the  American  Culinary  Federation.

Government  Regulation
----------------------

     The Company's operations are subject to numerous laws and government regulations, including environmental, occupational health and safety, labor and alcoholic beverage control laws and laws relating to access for disabled persons. Changes to these laws or regulations could adversely affect the Company. The Company has in place policies designed to bring or keep its properties in compliance with all current federal, state and local environmental laws.

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

     The Company is also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's personnel receive the federal minimum wage, and recently adopted increases in the minimum wage have increased the Company's labor costs. In addition, the Company is subject to certain state "dram-shop"laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. The Company is also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain minor renovations to various of the Company's properties to meet federally mandated access and use requirements. The cost of these renovations is expected to be approximately $3.0 million over the next five years. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

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

     The Company also competes for the purchase, lease, and/or management of golf courses with American Golf Corporation, a national golf course management company. In addition, the Company competes for the purchase of golf courses with national and regional golf course management companies and real estate investment trusts that each own several golf courses and, less frequently, with individuals and small ventures that typically own one or more golf courses. In the acquisition of golf courses, companies compete primarily on the basis of price and their reputation for operating golf courses.

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


EMPLOYEES

     As of December 31, 1997, the Company employed approximately 14,000 full-time, 5,000 part-time and 1,000 seasonal employees in its operations.

     The success of the Company's business is dependent in part on the Company's ability to attract and retain experienced management and other employees on economical terms. Management believes that the Company's employees represent an important asset; however, the Company is not dependent upon any single employee, or a few employees, whose loss would have a material adverse effect on the Company. Although the Company believes that its labor relations are good, increased labor and benefit costs or a deterioration in the Company's labor relations could adversely affect the Company's operating results. As of December 31, 1997, approximately 600 of the employees engaged in the Company's operations were covered by three collective bargaining agreements, which will expire March 31, 1999, December 31, 1999 and June 1, 2002.


CUSTOMERS

     The Company is not dependent upon a single customer, or a few customers, whose loss would have a material adverse effect on the Company. In addition, as of December 31, 1997, there is no customer to which the Company has sales equal to 10.0% or more of the Company's consolidated revenues and whose loss would have a material adverse effect on the Company as a whole.


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

     The Company operated 220 club, resort, golf club, and public golf facilities as of December 31, 1997. The ownership of these facilities is described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-General". The Company leases its executive offices in Dallas, Texas and an office in Singapore in connection with its operations in Southeast Asia.

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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the fourth quarter of 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for the Common Stock. In connection with certain employee benefit plans (including the Plan), the Board of Directors of ClubCorp has periodically established a formula price for the Common Stock (the "Formula Price"). The Formula Price is based upon a multiple of the Company's recurring cash flows from operations, with certain exceptions for specific assets, including certain long-term investments valued at the lower of cost or market.

     The  table  below  sets  forth the quarterly Formula Price for the Common
Stock  during  the  years  ended  December    31, 1996 and 1997, respectively.


                FORMULA
1996             PRICE
--------------  --------
First Quarter   $  10.46
Second Quarter     11.12
Third Quarter      11.64
Fourth Quarter     12.04

1997
--------------
First Quarter   $  11.94
Second Quarter     13.27
Third Quarter      13.64
Fourth Quarter     14.21

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

     As of February 28, 1998, there were approximately 320 holders of record of the Common Stock.

     ClubCorp has never paid cash dividends on the Common Stock. Management expects to continue its policy of retaining earnings for use in the Company's business, and, accordingly, does not expect to pay cash dividends in the foreseeable future.


ITEM  6.  SELECTED  FINANCIAL  DATA

     Set forth below are the selected consolidated financial and operating data for each of the years in the five-year period ended December 31, 1997. The table presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as Item 8, "Financial Statements and Supplementary Data" (dollars in thousands, except per share data).


                                                                    AT OR FOR  THE  YEAR  ENDED  DECEMBER  31,
                                                         --------------------------------------------------------------
                                                          1997 (1)       1996      1995 (2)     1994 (3)     1993 (4)
                                                         -----------  ----------  -----------  -----------  -----------
INCOME STATEMENT DATA:
 Operating revenues (5)                                  $  840,263   $  784,213  $  760,851   $  705,962   $  626,761
 Income (loss) from continuing operations (5)            $   96,842   $   29,297  $  (11,311)  $   28,032   $   20,292
 Income (loss) from continuing operations per share (5)  $     1.14   $     0.34  $    (0.13)  $     0.32   $     0.23
 Net income (loss)                                       $  121,988   $   17,660  $  (11,128)  $   19,931   $   55,628
 Net income (loss) per share assuming dilution           $     1.42   $     0.21  $    (0.13)  $     0.23   $     0.64
BALANCE SHEET DATA:
 Total assets                                            $1,011,552   $1,554,010  $1,825,292   $2,039,556   $2,341,542
 Capitalization:
     Financial services liabilities                      $        -   $  549,246  $  877,345   $1,118,937   $1,552,257
     Long-term debt                                         255,857      343,917     313,461      285,128      194,398
     Membership deposits                                     83,066       74,202      68,729       56,971       45,222
     Redemption value of common
               stock held by benefit plan (6)                53,652       43,233      35,414       37,112       41,165
     Stockholders' equity                                   458,838      351,797     333,245      356,320      338,953
                                                         -----------  ----------  -----------  -----------  -----------
           Total capitalization                          $  851,413   $1,362,395  $1,628,194   $1,854,468   $2,171,995
                                                         ===========  ==========  ===========  ===========  ===========

__________________

(1) The sale of Franklin Federal Bancorp was consummated on January 2, 1997 for $90.0 million. ClubCorp's gain on the sale, net of taxes and minority interest, was $25.1 million. In addition, the Company decreased the valuation allowance on its deferred tax asset. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(2) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 for the year ended December 31, 1995. In adopting SFAS 121, the Company recorded an impairment loss of $23.0 million on long-lived assets which is reported separately as a component of income (loss) from continuing operations.
(3) The Company acquired Mission Hills Country Club and the Homestead Resort in the last quarter of 1993. These properties significantly impacted the Company's operating revenues in 1994, generating $13.7 and $30.8 million, respectively, in operating revenues in 1994. Franklin had a net loss of $12.7 million in 1994 due to rising interest rates and lower of cost or market adjustments on whole loan adjustable rate mortgages. In order to maintain compliance with capital ratios, Franklin effected shrinkage chiefly through the liquidation of assets designated as available for sale and the retirement of short-term liabilities, primarily FHLB advances. Hospitality properties acquired in 1994 accounted for the increase in long-term debt.
(4) The Company adopted SFAS 109 on January 1, 1993. In adopting SFAS 109, the Company recorded a cumulative effect of the change in accounting for income taxes, included in income, and a deferred tax asset, included in other assets, equal to $27.0 million
(5) The Company disposed of its financial services segment on January 2, 1997; therefore, the segment is presented as discontinued operations.
(6) As a means of providing liquidity to the trustees of the Plan, which became effective January 1, 1993, to meet their fiduciary obligations to distribute cash to Plan participants requesting withdrawals, ClubCorp has provided a redemption right to the trustees to cause the Company to redeem Common Stock at the most recent appraised price. The value (Redemption Value) of this redemption right has been accounted for as a reduction of stockholders' equity. The Redemption Value is calculated as the product of the most recent appraised price multiplied by the number of shares of Common Stock held by the benefit plan.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following discussion and analysis should be read in conjunction with
Item 6, "Selected Financial Data" as well as Item 8, "Financial Statements and Supplementary Data".

GENERAL

     The Consolidated Financial Statements of the Company are presented on a 52/53 week fiscal year, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks. The financial statements included in Item 8 for the year ended December 31, 1997 are comprised of 53 weeks with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 17 weeks.

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

     The Company also intends to continue to pursue growth opportunities related to city and city/athletic clubs through acquisitions, mergers between the Company's clubs and those owned by third parties, management contracts with ownership options, relocations of existing clubs, and development of new clubs. The Company has a committed staff to constantly evaluate development and acquisition opportunities.

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


Properties  by  Contract  Type
------------------------------

     The following table summarizes the number and changes in the Company's properties operated for the periods indicated:


                                         WHOLLY
                                    OWNED OPERATIONS
                                  --------------------
                                                          PARTIALLY
                                    OWNED     LEASED        OWNED         MANAGED        UNDER
                                  PROPERTY   PROPERTY   OPERATIONS (1)  OPERATIONS   CONSTRUCTION   TOTAL
                                  ---------  ---------  --------------  -----------  -------------  ------
At December 27, 1995                    78        109               6           43              -     236
 Properties added during 1996            4          -               -            1              8      13
 Properties divested during 1996        (1)        (7)              -          (14)             -     (22)
 Changes during 1996                     2         (1)              1           (2)             -       -
                                  ---------  ---------  --------------  -----------  -------------  ------
At December 25, 1996                    83        101               7           28              8     227
                                  =========  =========  ==============  ===========  =============  ======
 Properties added during 1997            1          -               1            1              2       5
 Properties divested during 1997        (4)        (4)             (1)          (3)             -     (12)
 Changes during 1997                     1          1               4            -             (6)      -
                                  ---------  ---------  --------------  -----------  -------------  ------
At December 31, 1997                    81         98              11           26              4     220
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

Properties  by  Property  Type
------------------------------

     The Company's private clubs generally fall into one of four categories: city, city/athletic, athletic and country clubs. The following tables summarize the number and changes in the type of private club, resort, golf club, and public golf properties operated during the periods indicated:


                                                                               TOTAL
                                                                              PRIVATE              GOLF   PUBLIC
                                  CITY   CITY/ATHLETIC   ATHLETIC   COUNTRY    CLUBS    RESORTS   CLUBS    GOLF    TOTAL
                                  -----  --------------  ---------  --------  --------  --------  ------  -------  ------
At December 27, 1995                77              20          7        83       187         9      10       30     236
 Properties added during 1996        4               1          -         7        12         1       3        1      17
 Properties divested during 1996    (7)             (1)        (2)      (13)      (23)        -       -       (3)    (26)
                                  -----  --------------  ---------  --------  --------  --------  ------  -------  ------
At December 25, 1996                74              20          5        77       176        10      13       28     227
                                  =====  ==============  =========  ========  ========  ========  ======  =======  ======
 Properties added during 1997        2               1          -         2         5         -       -        -       5
 Properties divested during 1997    (2)              -         (1)       (3)       (6)       (3)     (1)      (2)    (12)
                                  -----  --------------  ---------  --------  --------  --------  ------  -------  ------
At December 31, 1997                74              21          4        76       175         7      12       26     220
                                  =====  ==============  =========  ========  ========  ========  ======  =======  ======

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

     The Company operated twelve foreign facilities at December 31, 1997 of which one is located in Canada, two are in Mexico, two are in South Africa, one is in Panama, one is in the United Kingdom, one is in Ecuador, two are in Singapore, one is in China, and one is located in Indonesia.

     The following table presents certain information with respect to membership in the Company's mature private clubs and golf clubs (i.e., those properties for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) for fiscal years ended December 31, 1997, December 25, 1996 and December 27, 1995. The table reflects memberships at private clubs and golf clubs which were classified as mature as of the end of the period indicated. Memberships at beginning of period do not equal prior period memberships at end of period primarily due to the inclusion of new properties added as mature, and deletions of properties sold or divested. Management adjusts memberships at beginning of period to provide an accurate mechanism for comparison and analysis of identical mature clubs (i.e., same clubs compared to same clubs).


                                                 MEMBERSHIPS AT MATURE PROPERTIES
                                                       FISCAL YEAR ENDED
                                            -------------------------------------------
                                            DECEMBER 31,   DECEMBER 25,   DECEMBER 27,
                                                1997           1996           1995
                                            -------------  -------------  -------------
Memberships at beginning of period               189,210        188,818        183,780
Memberships added during period                   38,501         32,771         30,368
Memberships lost during period (attrition)       (35,330)       (33,897)       (33,045)
                                            -------------  -------------  -------------
Memberships at end of period                     192,381        187,692        181,103
                                            =============  =============  =============

     The following table presents certain information regarding room nights available, occupancy rate, average daily room rate per occupied room and average daily revenue per available room at the Company's mature resorts (i.e., those resorts for which a comparable period of activity exists, generally those owned for at least eighteen months to two years). This information for the Company's mature resorts owned as of December 31, 1997, was as follows for the fiscal years ended December 31, 1997 and December 23, 1996:


                                           MATURE 1997 RESORT PROPERTIES
                                                FISCAL YEAR ENDED
                                           ------------------------------
                                            DECEMBER 31,    DECEMBER 23,
                                                1997            1996
                                           --------------  --------------
Room nights available                            467,822         484,131
Occupancy rate                                     53.73%          48.50%
Average daily room rate per occupied room  $      149.24   $      139.81
Average daily revenue per available room   $      319.14   $      268.84

     The room nights available, occupancy rate, average daily room rate per occupied room and average daily revenue per available room at the Company's mature resort properties owned as of December 23, 1996, were as follows for the fiscal years ended December 23, 1996 and December 25, 1995:


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

     The rounds played and average revenues per round played at the Company's mature public golf and golf club properties (i.e., those properties for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) owned as of December 31, 1997, were as follows for the fiscal years ended December 31, 1997 and December 25, 1996:


                           MATURE 1997 GOLF PROPERTIES
                               FISCAL  YEAR  ENDED
                           ----------------------------
                           DECEMBER 31,   DECEMBER 25,
                               1997           1996
                           -------------  -------------
Rounds                         1,423,259      1,309,660
Average revenue per round  $       36.17  $       35.20

     The rounds played and average revenues per round played at the Company's mature public golf properties owned as of December 25, 1996, were as follows for the fiscal years ended December 25, 1996 and December 27, 1995:


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


RESULTS  OF  OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 25, 1996

     Operating revenues increased 7.2% to $840.3 million in 1997 from $784.2 million during 1996 due primarily to volume increases at mature resorts, improvement in net enrollment at mature private clubs, and an additional week of operations. The subsidiaries of the Company operate primarily on a 52/53 week fiscal year. 1997 includes 53 weeks. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased from $672.9 million to $731.7 million, an increase of 8.7% due to improving membership trends, volume increases, an additional week of operations, and inflationary price increases.

     Operating revenues from mature private club properties increased 6.9% to $523.0 million in 1997 from $489.4 million in 1996 due to improvement in net enrollment rates, volume increases, an additional week of operations, and inflationary price increases. Membership enrollment (i.e., members added) was 20.3% and membership attrition (i.e., members lost) was 18.7% for a net increase of 3,171 members in 1997 (1.7% of year-end 1996 membership). Mature private clubs membership dues and food and beverage revenues increased 6.0% and 4.4%, respectively, to $254.3 and $179.6 million from $239.9 and $172.0 million, respectively, also due primarily to improving membership trends, volume increases, an additional week of operations, and inflationary price increases as profit margins on food and beverage remained flat.

     Golf clubs' operating revenues increased from $26.7 million to $30.7 million or 15.0% resulting primarily from improved usage at golf clubs, including one property which recently opened its clubhouse, and 1996 acquisitions. Mature golf clubs' operating revenues increased 4.2% to $24.6 million in 1997 from $23.6 million in 1996, reflecting an increase of 4.1% in rounds played combined with an increase of 7.4% in revenue per round.

     Public golf operating revenues increased to $33.3 million for 1997, or 13.7%, from $29.3 million for 1996 due primarily to the opening of a new course in California. Mature public golf operating revenues increased from $23.3 million in 1996 to $26.0 million in 1997 or 11.6% as rounds played increased by 11.2% and revenue per round increased by 0.4%.

     Resorts' operating revenues increased 13.3% to $170.2 million from $150.2 million in 1996 primarily due to the acquisition of one resort late in 1996 and volume increases at mature properties. Mature resorts' operating revenues increased to $157.7 million from $138.2 million or 14.1%, reflecting increases of 5.2% in the occupancy rate, 18.7% in the average daily revenue per available room, and 6.7% in the average daily revenue per occupied room. Pinehurst, which will host the 1999 United States Open, experienced significant increases in operating revenues in anticipation of this event.

     Realty operating revenues decreased to $25.1 million from $30.3 million or 17.2% primarily due to decreased sales of real estate held for resale in Ohio and South Carolina.

     International operating revenues increased 32.4% from $6.8 million in 1996 to $9.0 million in 1997 due to 1997 and 1996 acquisitions.

     Golf and other recreation income increased 12.8% from $157.9 million in 1996 to $178.1 million in 1997, primarily due to acquisitions in 1996, volume increases at mature properties including the opening of new golf courses at certain properties, and an additional week of operations.

     Operating costs and expenses, representing direct operating costs, facility rentals, operations, and maintenance, and depreciation and amortization, increased from $659.5 million for 1996 to $694.5 million for 1997 or 5.3%. The increase relates to increased direct operating costs. Direct operating costs increased from $496.0 million for 1996 to $536.1 million for 1997 or 8.1%. The increase relates to increased variable costs at mature properties. Direct operating costs at mature properties increased to $522.2 million in 1997 from $482.7 million in 1996. The increase in direct operating costs for mature properties is mainly due to volume increases in food and beverage and golf, inflationary payroll cost increases, and incentive bonus accruals.

     Selling, general and administrative expenses increased to $68.0 million from $61.3 million or 10.9% due primarily to increased costs for international new business and development.

     Interest expense (net) decreased 10.3% to $24.4 million for 1997 from $27.2 million in 1996 due to an increase of $2.8 million in interest income from higher levels of cash invested on a short-term basis. Total interest expense remained flat at $34.0 million. Mature properties' interest expense increased from $26.1 million in 1996 to $28.0 million in 1997.

     Income tax (provision) benefit increased from $(4.5) million in 1996 to $39.3 million in 1997 due to decrease in the valuation allowance of $66.6 million allocated to income tax expense. See "--Factors That May Affect Future Operating Results".

     Income from continuing operations increased from $29.3 million in 1996 to $96.8 million in 1997 due to the Company's success in controlling costs and growing revenues and volume increases at mature properties and a decrease in the valuation allowance on the Company's deferred tax asset. See "- Factors That May Affect Future Operating Results".

     Other income of $1.1 million in 1997 is due to the partial reversal of an accrual for pending litigation in the ordinary course of business.

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

     Operating revenues from mature private club properties increased 1.9% to $479.4 million in 1996 from $470.5 million in 1995 due primarily to inflationary price increases. Membership enrollment (i.e., members added) was 17.4% and membership attrition (i.e., members lost) was 18.0% for a net decrease of 1,126 members in 1996 (0.6% of year-end 1995 membership). Mature private clubs membership dues and usage revenues (i.e., food and beverage, golf, lodging, and other recreation) increased 2.0% and 2.4%, respectively, to $238.0 and $237.5 million from $233.3 and $232.0 million, respectively, also due primarily to inflationary price increases.

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

     Selling, general and administrative expense decreased 7.4% from $66.2 million to $61.3 million in 1996 due to lower levels of relocation costs, severance, professional fees, rent, and international new business and development costs.

     Impairment loss on assets to be held and used was $2.8 million in 1996 representing an estimate of impairment on long-lived assets in accordance with SFAS 121.

     Income (loss) from continuing operations increased from $(11.3) million in 1995 to $29.3 million in 1996 primarily due to the impairment loss on assets to be held and used of $23.0 million in 1995 which decreased to $2.8 million in 1996. Also, during 1996 the Company was successful in its efforts to control expenses and increase revenues. While operating revenues increased 3.1%, operating costs and expenses increased only 1.0%.

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


SEASONALITY

     The Consolidated Financial Statements of the Company are presented on a 52/53 week fiscal year. In general, the first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks. The financial statements included in Item 8 for the year ended December 31, 1997 are comprised of 53 weeks with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 17 weeks. The timing of fiscal quarter ends, seasonal weather conditions and other short-term variations cause financial performance to vary by quarter. The Company has historically generated a disproportionate share of its operating revenue in the second, third and fourth quarters of each year. The timing of purchases or leases of new operating properties and investment gains and losses also cause the Company's results of operations to vary significantly from quarter to quarter.

INFLATION

     Inflation has not had a significant impact on the Company. As operating expenses increase, the Company, to the extent the value of services rendered to members is not adversely impacted and as industry standards dictate, recovers increased costs by increasing prices.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company finances its operations and capital expenditures primarily through cash flows from operations and long-term debt. Membership deposits collected by a subsidiary are used to finance such subsidiary's operations and
capital  expenditures.    Most  capital  expenditures  other  than  capital
replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 3.8% to 5.2% of operating revenues during the last three years. The Company distinguishes capital expenditures made to refurbish and replace existing property and equipment (i.e., capital replacements) from other discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities.

     The Company has committed to provide updated technology to all of its properties over the next two years. This technology will include installation of point-of-sale hardware and software, replacement of computer hardware and software to provide network capabilities, the purchase of new accounting software and hardware, and the installation of electronic time management systems which will interface with accounting software. In January of 1998, the Company signed an agreement with Oracle Corporation to purchase new software for its accounting, purchasing, and human resources applications. The decision to acquire Oracle's software was made primarily to better enable management to improve operating efficiencies, exceed member expectations, grow the people, performance, profits, and markets by re-engineering processes using enterprise resource planning software. Executive management has pledged to allocate the necessary resources to develop additional technology applications and tools that will allow the properties to operate more effectively and efficiently and to increase the value of membership in conjunction with service excellence. Completion of the technology upgrade, including conversion of the existing software, is expected to require approximately $39.0 to $44.0 million in expenditures, of which $35.0 to $40.0 million will be capitalized, to be funded through a capital lease with a bank over a four to five year period and through cash flows from operations.

     Computer programs were historically written using two digits rather than four digits to identify the year. The computer might then recognize the two digits "00" as year 1900 rather than year 2000 resulting in possible system failures, miscalculations, and/or loss of data. This is referred to as the "Year 2000" issue. Implementation of Oracle software addresses the Year 2000 issue and is expected to be completed prior to the year 2000. If the conversion is not completed in a timely manner, Year 2000 issues may have a significant impact on the Company's operations. The Company does not believe that the Year 2000 problem will have a material adverse effect on the business operations or the financial performance of the Company. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company and its business.

     Long-term debt is generally incurred on a property specific basis and is non-recourse to any corporations other than the subsidiary incurring the debt. Membership deposits represent non-interest-bearing advance initiation deposits paid by members when they join a club and are refundable 30 years from the date of acceptance as a member. Management does not consider maturities of membership deposits over the next five years to be material. Due to the utilization of long-term operating leases and membership deposits, the Company's leverage ratio (i.e., long-term debt to total capital) has been maintained at manageable levels which allow for adequate capability to finance future growth with long-term debt.

     The Company relies on its low leverage position and maintenance of positive relationships with existing and potential lenders to arrange financing as needed for general corporate purposes or for specific projects. Consequently, the Company maintained no committed lines of credit at December 31, 1997. At December 31, 1997, certain hospitality subsidiaries of the Company were not in compliance with outstanding loan agreements relating to long-term debt totaling $6.7 million. Such noncompliance relates both to financial ratio covenants and to nonpayment of amounts due under the terms of such agreements.

      The provisions of certain subsidiary lending and other agreements limit the amount of dividends that may be paid to the parent. At December 31, 1997, cash balances of $11.0 million were not available for dividends by subsidiaries due to those restrictions.

     At December 31, 1997, the Company's subsidiaries maintained $14.4 million of unused letters of credit primarily to guarantee payment of potential insurance claims paid under workers' compensation and general liability programs.

     All of the assets of the ClubCorp Stock Investment Plan (the "Plan") are invested in shares of ClubCorp's common stock, $.01 par value per share (the "Common Stock"), except for temporary investments of cash pending investment in Common Stock. All distributions from the Plan are made in cash. As a means of providing liquidity to the trustees of the Plan to meet their fiduciary obligations to distribute cash to participants requesting withdrawals, ClubCorp has provided the trustees the right (the "Redemption Right") to cause the Company to redeem Common Stock, held in trust on behalf of the Plan, at the most recent appraised price as necessary to meet certain requirements. Withdrawals by participants and terminations by and/or resignations from the Company of participants in excess of anticipated levels could give rise to the exercise of withdrawal rights in substantial amounts and place significant demands on the liquidity of the Company. In such an event, the resources available to meet business expansion or other working capital needs could be adversely affected. As of December 31, 1997, the value of the Redemption Right was $53.7 million. The most recent appraised price of the Common Stock is $14.21 as of December 31, 1997. The aggregate market value of the Common Stock at December 31, 1997 is $1,207.9 million. The Redemption Right has never been exercised by the Plan, although the Company has repurchased Common Stock into treasury from certain stockholders. The Company does not believe that the Redemption Right will be exercised to any material extent by the Plan to meet any of its fiduciary obligations.

     The Company maintains a first right of refusal with the majority of its stockholders and, accordingly, it has historically purchased shares from stockholders when offered for sale back to the Company. During the fiscal years 1997, 1996 and 1995, treasury stock purchases of ClubCorp from stockholders, sales of stock (which were primarily to the Plan), and other shares issued were as follows (dollars in millions):


                                                  YEARS ENDED
                                                  DECEMBER 31,
                                             ----------------------
                                              1997    1996    1995
                                             ------  ------  ------
Treasury stock purchases                     $(5.6)  $(4.4)  $(6.5)
Reissuance of treasury stock                     -     0.3     0.3
Stock issued in connection with bonus plans    0.7     1.1     1.9
                                             ------  ------  ------
                                             $(4.9)  $(3.0)  $(4.3)
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

     Over the last three years, quarterly attrition rates among members of the Company's mature clubs have ranged from approximately 17.5% to 19.9%. Membership enrollment at mature clubs during 1997 was 20.3%, which is higher than attrition rates of 18.7% during the same period. The Company continues to focus its efforts on membership enrollment programs to increase membership levels and quality service to reduce attrition as its top priorities for 1998. For the last several years, the Company has focused on efforts to retain existing members, attract new members and increase club usage through various programs and membership activities, including increasing member participation by implementing member survey suggestions, increasing the involvement of member boards of governors in planning club activities, and the alignment of club activities with member needs. It is uncertain how trends in membership and club usage will develop in the future, or whether any of the Company's efforts in this area will be successful.

     During 1996 and 1997, the Company was successful in its efforts to control expenses and increase operating revenues. While operating revenues increased 3.1% and 7.2% in 1996 and 1997, respectively, operating costs and expenses increased only 1.0% and 5.3%, in 1996 and 1997, respectively. It is uncertain if the Company can continue to create operating efficiencies and thus decrease costs in 1998 to the extent cost reductions were achieved in 1996 and 1997.

     The Company has policies in place designed to bring its properties in substantial compliance with all current federal, state and local environmental laws and laws relating to access for disabled persons. The Company estimates that capital expenditures in connection with certain environmental matters will be approximately $1.0 million to $2.0 million in the aggregate over the next five years and that capital expenditures in connection with compliance with the Americans with Disabilities Act of 1990 will be approximately $3.0 million over the next five years. The Company is not subject to any recurring costs associated with managing hazardous materials or pollution. In addition, management does not believe that the Company will incur expenses for infrequent or non-recurring cleanup, based upon the Company's due diligence inspection, employee training, standards of operations and on-site assessments performed and maintained for each property. However, the Company is in the process of replacing approximately 27 underground storage tanks with aboveground contained storage systems. It is unlikely that any of those tanks will be found to require remediation. The Company is permitted under various state laws to recover a portion of its costs of remediation through various state superfunds created to address environmental cleanups. The Company is not subject to any remediation mandates related to previously contaminated sites. See Item 1, "Business-Operations-Government Regulation".

     As of March 27, 1998, the Company was in the final stages of negotiations to acquire six properties. The Company is considering several ownership structures for the properties including lease arrangements, sole ownership, and partial ownership (including joint venture interests). The consummation of the acquisition of these properties is expected to require approximately $17.0 to $21.0 million in capital expenditures, to be funded primarily with external bridge financing of Club Corporation of America (CCA) and cash flows from operations. The bridge financing arrangement is a "guidance line", styled as a promissory note, with a bank and is due on a short-term basis up to a maximum of $75.0 million. Borrowings are generally renewed as they become due; therefore, CCA does not expect to be required to repay the outstanding borrowings within the next twelve months. As of December 31, 1997 and March 27, 1998, $11.8 and $50.1 million, respectively, was outstanding under this financing arrangement. Due to its short-term nature, the amount outstanding, excluding letters of credit and loan guarantees, at December 31, 1997 is considered current for financial reporting purposes. The eventual outcome of the negotiations cannot be accurately predicted at this time.

ClubCorp files a consolidated federal income tax return. See Note 12 of the Notes to the Consolidated Financial Statements for additional disclosures related to ClubCorp's income taxes. ClubCorp's federal and state income taxes are as follows (dollars in millions):




                                 Years ended December 31,
                                 ------------------------
                                  1997     1996     1995
                                 ------   ------   ------
Income tax benefit (provision):
   Federal
     Current                      (0.7)     0.1      0.9
     Deferred                     42.1     (2.8)    (3.9)
                                 ------   ------   ------
                                  41.4     (2.7)    (3.0)
   State                          (2.1)    (1.5)    (1.8)
                                 ------   ------   ------
                                 $39.3    $(4.2)   $(4.8)
                                 ======   ======   ======

     The Company operates in 32 states and its operations are subject to tax by various state and local taxing authorities. The Company generates substantial taxable income in various states including Texas, Illinois, North Carolina and Florida. As state and local taxing authorities raise tax rates and change tax codes to increase tax revenues (in order to compensate for lower federal assistance and increased responsibility for administration of social programs), the Company is increasingly experiencing more exposure to state and local income taxes.

     Since  the  acquisition  of  Franklin  in  1988,  ClubCorp has reduced or eliminated its current federal tax liability (to 2% of alternative minimum taxable income) by using net operating loss carryforwards that resulted from
Franklin's  operations.    ClubCorp  has  estimated  net  operating  loss
carryforwards at the end of 1997 of $556.1 million and $136.2 million for regular and alternative minimum taxes, respectively. As a result, the Company will be able to continue to reduce its estimated tax liability to 2% of alternative minimum taxable income until such alternative minimum tax net operating losses are fully utilized or expire. The net operating losses expire from 2004 to 2010. These estimates are based upon certain assumptions concerning the Company's 1997 operations from an alternative minimum tax perspective and may be revised at the time the Company prepares its federal income tax return.

     The Company has substantial regular net operating loss carryforwards available. To realize the deferred tax asset fully the Company will need to generate future taxable income of approximately $353.0 million by 2012. Based on the Company's historical pretax earnings, adjusted for significant nonrecurring items such as gains (losses) on divestitures, management believes it is more likely than not the Company will realize the benefit of the deferred tax assets, net of the valuation allowance, existing at December 31, 1997. The Company has experienced a trend of increasing taxable income from its continuing operations which in turn has increased estimates of future taxable income. Based on these new estimates, the Company decreased its valuation allowance by $66.6 million for the year ended December 31, 1997. The assumptions used to estimate the realizability of the deferred tax assets are subjective in nature and involve uncertainties and matters with significant judgment. There can be no assurance that the Company will generate any specific level of continuing earnings. The Company will receive benefits in the form of tax credits in the future to the extent of alternative minimum taxes paid.

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


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The Company's Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of ClubCorp:




Name                                 Age                               Position
-----------------------------------  ---  ------------------------------------------------------------------
Robert H. Dedman, Sr.                 72  Chairman of the Board and Chief Executive Officer
James E. Maser (1) (2) (3) (4)        60  Vice Chairman of the Board
Robert H. Dedman, Jr. (1) (2) (3)     40  President, Chief Operating Officer and Director; Chairman of the
                                          Board and Chief Executive Officer of CCA; Chairman of the Board
                                          and Chief Executive Officer of Club Resorts
James P. McCoy, Jr. (1) (2) (3) (4)   52  Chief Financial Officer, Senior Vice President and Director
James M. Hinckley (1) (2)             42  Director; President and Chief Operating Officer of CCA
                                          and Club Resorts
Terry A. Taylor (1) (2) (3) (4)       42  Senior Vice President, Secretary, Chief Legal Officer and Director
Mark W. Dietz                         44  Executive Vice President and Director
Albert E. Chew, III (2)               44  Executive Vice President and Director
Richard S. Poole (2)                  72  Executive Vice President and Director
Jerry W. Dickenson                    57  Director
Nancy M. Dedman                       70  Director
Patricia Dedman Dietz                 42  Director
Robert H. Johnson (2)                 51  Director

(1)    Member  of  Investment  Committee
(2)    Member  of  Executive  Committee
(3)    Member  of  Audit  Committee
(4)    Member  of  Treasury  Stock  Committee

     The Board of Directors of ClubCorp is currently comprised of 13 directors. All directors of ClubCorp hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Officers for 1998 will be appointed by ClubCorp's Board of Directors during 1998, effective January 1, 1998.

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

     James    E. Maser has been associated with the Company since 1965 and has been  a director since 1971, serving as Vice Chairman of the Board since 1989.

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

     James M. Hinckley joined the Company in 1970, and since that time he has held various positions and offices with the Company. Mr. Hinckley has been a director of ClubCorp since 1989. Mr. Hinckley has also been the President of Club Resorts and Chief Operating Officer since February 1992. On January 1, 1995, Mr. Hinckley became President and Chief Operating Officer of all of
ClubCorp's  domestic  operating  subsidiaries.

     Terry    A.  Taylor  has  been Senior Vice President, Secretary and Chief
Legal Officer of ClubCorp since 1990, and has been a director of ClubCorp since January 1994.

     Mark    W.  Dietz  has  been  a  director  of  ClubCorp since 1986 and an
Executive Vice President of ClubCorp since January 1995. Mr. Dietz is married to Patricia Dedman Dietz.

     Albert E. Chew, III joined the Company in 1988 as Director of Human Resources for Club Resorts. In 1992, Mr. Chew was elected as a Vice President of ClubCorp. Mr. Chew has served as a director of ClubCorp since January 1994 and became Senior Vice President of ClubCorp in 1995. In 1997, Mr. Chew became Executive Vice President of ClubCorp.

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

     Patricia Dedman Dietz has been a director of ClubCorp since 1982. Ms. Dietz has been a psychotherapist in private practice for the last 14 years.

     Robert H. Johnson joined the Company in 1975 and has been a director of ClubCorp since 1988. Mr. Johnson served as President and Chief Operating Officer of CCA from 1986 through 1994. On January 1, 1995, Mr. Johnson became President and Chief Operating Officer of The International Group of ClubCorp.


ITEM  11.  EXECUTIVE  COMPENSATION
----------------------------------

Summary  Compensation  Table
----------------------------

     The following table sets forth the compensation paid by ClubCorp to its chief executive officer and its four other most highly compensated executive officers (collectively, the "Named Executive Officers") during the years ended
December    31,  1997,  1996  and  1995:


                                                   SUMMARY COMPENSATION TABLE

                                                       ANNUAL  COMPENSATION                         LONG-TERM  COMPENSATION
                                           -----------------------------------------------   ----------------------------------
                                                                                                  AWARDS             PAYOUTS
                                                                                             -----------------     ------------
                                                                            OTHER ANNUAL        RESTRICTED             LTIP
NAME AND PRINCIPAL POSITION          YEAR  SALARY (1)    BONUS            COMPENSATION (2)   STOCK AWARDS (3)      PAYOUTS (4)
-----------------------------------  ----  -----------  --------          -----------------  -----------------     ------------

Robert H. Dedman, Sr.                1997  $   347,831  $      -          $               -  $               -     $          -
 Chairman of the Board and           1996      302,820         -                          -                  -           94,244
   Chief Executive Officer           1995      302,820         -                          -                  -  -        95,468

Robert H. Dedman, Jr.                1997      349,297   108,800                          -                  -                -
 President, Chief Operating          1996      288,400   118,441                          -                  -           75,015
   Officer and Director              1995      280,000         -                          -                  -           75,989

James M. Hinckley                    1997      297,359   112,686                          -                  -                -
 President of Club Resorts,          1996      283,250   100,044                          -                  -           66,246
   President of CCA and Director     1995      275,000         -                          -                  -           67,117

James E. Maser                       1997      221,187    69,161                          -                  -                -
 Vice Chairman of the Board          1996      213,590    77,778                          -                  -           68,468
                                     1995      213,590         -                          -                  -           69,358

Robert H. Johnson                    1997      245,023    43,711                          -                  -                -
 President and Chief Operating       1996      240,400    47,687  (5)                     -                  -           62,883
    Officer (foreign operating       1995      233,398         -                          -                  -           63,699
    subsidiaries) and Director



                                       ALL OTHER
NAME AND PRINCIPAL POSITION           COMPENSATION
-----------------------------------  --------------

Robert H. Dedman, Sr.                $           -
 Chairman of the Board and                7,000 (6)
   Chief Executive Officer                8,400 (6)

Robert H. Dedman, Jr.                       705 (7)
 President, Chief Operating               8,946 (7)
   Officer and Director                  14,340 (7)

James M. Hinckley                         4,750 (8)
 President of Club Resorts,               2,662 (8)
   President of CCA and Director          1,062 (8)

James E. Maser                            4,000 (8)
 Vice Chairman of the Board               4,216 (8)
                                          1,373 (8)

Robert H. Johnson                         2,572 (8)
 President and Chief Operating            3,750 (8)
    Officer (foreign operating            1,267 (8)
    subsidiaries) and Director

_______________________________

(1) The Company's subsidiaries operate primarily on a 52/53 week fiscal year. For 1997, the fiscal year was comprised of 53 weeks. Salary for 1997,
1996,  and  1995  includes  53,  52,  and  52  weeks,  respectively.
(2) There was no other annual compensation equal to the lesser of $50,000 or 10% of the total annual salary and bonus reported for each named executive officer in 1997, 1996, or 1995.
(3) No restricted stock was awarded for 1997, 1996 or 1995 and there were no unvested restricted stock awards as of December 31, 1997 with the exception of the bonus mentioned in (5) below for 1996.
(4) Reflects the dollar value of payouts in 1996 and 1995 (based upon the Formula Price at the date of the payout) relating to restricted stock awarded for periods prior to 1995, as follows: Robert H. Dedman, Sr. - 9,415 shares in 1995 and 1996; Robert H. Dedman, Jr. - 7,494 shares in 1995 and 1996; James M. Hinckley - 6,619 shares in 1995 and 6,618 shares in 1996; James E. Maser - 6,840 shares in 1995 and 1996, and Robert H. Johnson - 6,282 shares in 1995 and 1996.
(5) In 1996, Mr. Johnson elected to be paid 80% of his bonus in cash and 20% in restricted stock. The portion of Mr. Johnson's bonus paid in stock is reported at the fair market value (based upon the Formula Price at the date of the payout) of $9,533.
(6) Represents amounts paid to Mr. Dedman for services rendered as a director of Franklin.
(7)          Consists of $705 in 1997, $676 in 1996, and $840 in 1995 in Basic
Matching Contributions and Discretionary Matching Contributions made by ClubCorp on Mr. Dedman's behalf pursuant to the Plan and $8,300 in 1996 and $13,500 in 1995 paid to Mr. Dedman for services rendered as a director of Franklin.
(8) Represents Basic Matching Contributions and Discretionary Matching Contributions made by ClubCorp on Mr. Hinckley's, Mr. Maser's, and Mr. Johnson's behalf, respectively, pursuant to the Plan.


SAR  Exercise  and  Value  Table
--------------------------------

     The following table summarizes for each Named Executive Officer the aggregated SAR exercises during the fiscal year ended December 31, 1997 and the value of all SARs for each Named Executive Officer as of December 31, 1997:


                              AGGREGATED SAR EXERCISES AND YEAR-END SAR VALUES

                                                        NUMBER  OF  SHARES               VALUE  OF
                                                         OF  COMMON  STOCK          UNEXERCISED  IN-THE
                                                      UNDERLYING  UNEXERCISED            MONEY  SARS
                                                        SARS  AT  YEAR-END            AT  YEAR-END  (1)
                                                    --------------------------  ----------------------------
                              SHARES
                             ACQUIRED      VALUE
NAME                        ON EXERCISE  REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
--------------------------  -----------  ---------  -----------  -------------  ------------  --------------
Robert H. Dedman, Sr.                 -  $       -            -              -  $          -  $            -
Robert H. Dedman, Jr.                 -          -            -              -             -               -
James M. Hinckley (2)
 Grant of January 1, 1987         6,000     42,840            -              -             -               -
 Grant of January 1, 1988             -          -            -          6,000             -          48,240
 Grant of January 1, 1989             -          -            -          6,000             -          46,260
 Grant of January 1, 1990             -          -            -          6,000             -          41,820
James E. Maser                        -          -            -              -             -               -
Robert H. Johnson (2)
 Grant of January 1, 1987         8,000     57,120            -              -             -               -
 Grant of January 1, 1988             -          -            -          8,000             -          64,320
 Grant of January 1, 1989             -          -            -          8,000             -          61,680
 Grant of January 1, 1990             -          -            -          8,000             -          55,760

___________________________

(1) Based upon the difference between the fair market value of the Common Stock on the date of grant and on December 31, 1997. The Formula Price as of December 31, 1997 was $14.21 per share. The fair market value per share of the Common Stock as of January 1, 1988, 1989 and 1990 was $6.17, $6.50 and $7.24,
respectively.
(2) These SARs were awarded under the Club Corporation of America Stock Appreciation Rights Program. They vest over a 10-year period with 10% of each SAR vesting on each anniversary of the date of grant. Except under certain circumstances, such as termination of the executive's employment, no payout may be made until a SAR is fully vested (i.e., 10 years after the date of grant). At the time of payout, the Company may pay the value of the SAR in the form of cash or an equivalent number of shares of Common Stock (based upon the fair market value of the Common Stock on the date of payment).


Aggregated  Option  Exercises  and  Fiscal  Year-End  Option  Value  Table
--------------------------------------------------------------------------

     The Company did not grant any stock options or SARs to any of the Named Executive Officers during 1997. The following table summarizes for each Named Executive Officer, each exercise of stock options during the fiscal year ended December 31, 1997 and the fiscal year-end value of unexercised options:


                             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

                                                    NUMBER OF  SHARES                     VALUE OF
                                                    OF  COMMON  STOCK                UNEXERCISED IN-THE
                                                  UNDERLYING  UNEXERCISED               MONEY OPTIONS
                                                   OPTIONS  AT  YEAR-END                 AT YEAR-END
                                               ------------------------------  --------------------------------
                         SHARES
                        ACQUIRED      VALUE
NAME                   ON EXERCISE  REALIZED   EXERCISABLE  UNEXERCISABLE (1)  EXERCISABLE   UNEXERCISABLE (2)
---------------------  -----------  ---------  -----------  -----------------  ------------  ------------------
Robert H. Dedman, Sr.            -  $       -            -                  -  $          -  $                -
Robert H. Dedman, Jr.            -          -       76,000            304,000       309,320           1,237,280
James M. Hinckley                -          -       76,000            304,000       309,320           1,237,280
James E. Maser                   -          -            -                  -             -                   -
Robert H. Johnson                -          -       25,000            100,000       101,750             407,000


_________________________

(1) The Club Corporation International Executive Stock Option Plan (the "Option Plan") was adopted August 31, 1995. The Option Plan provides for granting of options to purchase shares of Common Stock to key management personnel at a price not less than the fair market value at the date of grant. The options fully vest 120 days prior to their expiration date. The Option Plan provides for accelerated vesting, not to exceed 10% per year, if the employee maintains a certain performance level as defined in the Option Plan. Each of the named executive officers met the required performance level defined in the Option Plan for 1996 and 1997. Thus, 20% of the shares granted are vested and exercisable.
(2) Based upon the difference between the fair market value of the underlying securities and the exercise price of the option. The Formula Price as of December 31, 1997 was $14.21 per share. The exercise price of the option was $10.14.


COMPENSATION  OF  DIRECTORS

     Directors who are not officers of the Company receive $200 for each ClubCorp board meeting attended.


COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     In 1997, ClubCorp had no Compensation Committee or other committee of the Board of Directors performing similar functions. Decisions concerning compensation of executive officers were made by the Chairman of the Board and the President of ClubCorp.


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

     ClubCorp maintains an executive liability and indemnification insurance policy with an annual limit of liability of $5,000,000. The insurance policy generally covers the wrongful acts of the directors and officers of ClubCorp and its subsidiaries (excluding FFFC and Franklin). The policy coverage is subject to a number of exclusions, which include: (1) violations of federal or state securities laws; (2) violations of federal or state antitrust laws;
(3) violations of federal or state environmental laws; (4) violations of ERISA; (5) libel or slander; and (6) stockholder derivative actions. The Company purchases such insurance policy on an annual basis, with the current policy period expiring on October 19, 1998.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of ClubCorp's Common Stock, as of December 31, 1997, by
(i) each Named Executive Officer, (ii) each person or group known by ClubCorp to be the beneficial owner of more than 5.0% of the outstanding Common Stock,
(iii) each director of ClubCorp and (iv) all directors and executive officers of ClubCorp as a group:


                                                              SHARE OF COMMON STOCK
                                                              BENEFICIALLY OWNED(1)
                                                              ---------------------
NAME                                                            NUMBER     PERCENT
------------------------------------------------------------  ----------  ---------
Robert H. Dedman, Sr. (2)                                     45,770,958     53.8%
James E. Maser (3) (4)                                           288,825        *
Robert H. Dedman, Jr. (5)                                     15,319,039     18.0
James P. McCoy, Jr.                                                8,590        *
Jerry W. Dickenson (3)                                           242,000        *
James M. Hinckley                                                 29,444        *
Robert H. Johnson                                                 54,107        *
Terry A. Taylor                                                   21,194        *
Albert E. Chew, III (4)                                            2,344        *
Mark W. Dietz (6)                                             15,353,850     18.1
Nancy M. Dedman (2) (7)                                       45,770,958     53.8
Patricia Dedman Dietz (8)                                     15,353,850     18.1
Richard S. Poole                                                 176,314        *

All directors and executive officers as a group (13 persons)  77,266,665     90.9


____________________
     *    less  than  1.0%

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. All beneficial owners of more than 5.0% of the Common Stock can be contacted at 3030 LBJ Freeway, Suite 700, Dallas, Texas 75234. Percentages are based on 85,003,839 shares of Common Stock outstanding as of December 31, 1997.
(2)          Includes  128,864 shares pledged to a not-for-profit institution.
(3)       Excludes 14,568,096 shares owned by trusts for the benefit of Robert
H. Dedman, Jr. and 14,662,396 shares owned by trusts for the benefit of Patricia Dedman Dietz, for which James E. Maser, and Jerry W. Dickenson, among others, serve as trustees and share voting and investment power.
(4) Excludes 3,775,673 shares owned by the Plan for the benefit of the participants in the Plan, for which James E. Maser and Albert E. Chew, III serve as the Trustees and share voting and investment power.
(5)       Includes 14,568,096 shares owned by trusts for the benefit of Robert
H. Dedman, Jr. (see note (3) above), and 9,246 shares owned by Robert H. Dedman, Jr.'s wife, Rachael Dedman. Excludes 14,662,396 shares owned by trusts for the benefit of Patricia Dedman Dietz and 60,410 shares owned by trusts for the benefit of the Dietz's minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Robert H. Dedman, Jr. serves as a trustee and shares voting and investment power
(6) Includes 619,533 shares owned by Mark W. Dietz's wife, Patricia Dedman Dietz, 14,662,396 shares owned by trusts for the benefit of Mrs. Dietz (see note (3) above) and 60,410 shares owned by trusts for the benefit of the Dietz's minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Mr. Dietz is a trustee and shares voting and investment power.
(7)         Consists of shares owned by Nancy  M. Dedman's husband, Robert  H.
Dedman,  Sr.
(8)      Includes 11,511 shares owned by Patricia Dedman Dietz's husband, Mark
W. Dietz, 14,662,396 shares owned by trusts for Mrs. Dietz's benefit (see note (3) above), and 60,410 shares owned by trusts for the benefit of the Dietz's minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Mrs. Dietz is a trustee and shares voting and investment power. Excludes 14,568,096 shares owned by trusts for the benefit of Robert
H. Dedman, Jr., for which Mrs. Dietz is a trustee and shares voting and investment power.
     Robert H. Dedman, Sr. and his family currently own approximately 90.3% of the Common Stock. The holders of a majority of the Common Stock can elect all of ClubCorp's directors and approve or disapprove certain fundamental corporate transactions, including a merger or sale of all of the Company's assets. The transfer of a substantial portion of Mr. Dedman's Common Stock, including a transfer upon his death, could result in a change in control of the Company and could affect the management or direction of the Company.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     During the period from January 1, 1997 to March 13, 1998, Robert H. Dedman, Jr., the President, Chief Operating Officer and a director of ClubCorp, sold 18,328 shares of Common Stock, and a trust for his benefit sold 149,931 shares of Common Stock, for consideration of approximately $250,000 and $1,875,000, respectively. A trust for the benefit of Patricia Dedman Dietz, a director of ClubCorp, sold 133,019 shares of Common Stock for consideration of approximately $1,673,000. James P. McCoy, Jr., Chief Financial Officer, Senior Vice President, and director of ClubCorp, sold 6,300 shares of Common Stock for consideration of approximately $75,000. Jerry W. Dickenson, a director of ClubCorp, sold 7,128 shares of Common Stock for consideration of approximately $85,000. A trust for the benefit of James E. Maser, Vice Chairman of the Board, sold 10,841 shares of Common Stock for consideration of approximately $129,000. Linda Dedman Scarborough, sister of Robert H. Dedman, Sr., sold 4,680 shares of Common Stock for consideration of approximately $62,000. All of such sales were made at the then-current Formula Price and were purchased by either the Plan or the Company. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters".

     During 1997, the Company incurred approximately $62,000 in expenses for the benefit of Robert H. Dedman, Sr. which were reimbursed by Mr. Dedman.

     On June 15, 1995, Robert H. Dedman, Chairman of the Board and Chief Executive Officer, made loans of $3.0 million and $5.0 million, respectively, to two subsidiaries. The promissory notes bear interest at a variable rate which is a bank's prime rate. Payments of principal and interest are due in monthly installments based on a five year amortization of the original note balances. The notes are due in full on June 15, 2000. One note is unsecured. The second is secured by a deed of trust on the property. For 1997, payments were made of approximately $1,966,000 representing principal repayments of approximately $1,524,000 and interest of approximately $442,000.

     On July 28, 1997, Robert H. Dedman, Chairman of the Board and Chief Executive Officer, made an additional loan of approximately $2.6 million to one of the above subsidiaries. The note bears interest at a variable rate which is a bank's prime rate. Payments of principal and interest are due in monthly installments based on a five year amortization of the original note balance. The note is due in full on June 30, 2002 and is secured by a deed of trust on the property. For 1997, payments were made of approximately $266,000 representing principal repayments of approximately $177,000 and interest of approximately $89,000.


                                    PART IV


ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE,  AND REPORTS ON FORM 8-K

(a)(1) The following audited Consolidated Financial Statements of ClubCorp and its subsidiaries as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995 are included in this Annual Report on Form 10-K, beginning on Page F-1:

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

(a)(3) See Index to Exhibits on page 40. Exhibits 10.4 through 10.7 and Exhibits 10.19 and 10.20 are compensatory plans.

(b)       Reports  on  Form  8-K

          Form 8-K was filed on April 3, 1997 relating to a change in fiscal year.


(c)       Exhibits
          See  Index  to  Exhibits  on  page  40.

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

CLUB  CORPORATION  INTERNATIONAL


By:                *
     ------------------------------------
     Robert  H.  Dedman,  Sr.
     Chairman  of  the  Board  and  Chief
     Executive  Officer

By:                *
     ------------------------------------
     James  P.  McCoy,  Jr.
     Chief  Financial  Officer/
     Chief  Accounting  Officer

Date:  March  27,  1998
       ----------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:





SIGNATURE                                          TITLE                             DATE
----------------------------  ------------------------------------------------  --------------
*                             Chairman of the Board and Chief Executive         March 27, 1998
----------------------------  Officer (Principal Executive Officer)
Robert H. Dedman, Sr.

*                             Vice Chairman of the Board                        March 27, 1998
----------------------------
James E. Maser

*                             President, Chief Operating Officer and Director   March 27, 1998
----------------------------
Robert H. Dedman, Jr.

/s/ James P. McCoy, Jr.       Senior Vice President, Chief Financial Officer    March 27, 1998
----------------------------  and Director (Principal Financial Officer)
James P. McCoy, Jr.

*                             Director                                          March 27, 1998
----------------------------
Jerry W. Dickenson

*                             Director                                          March 27, 1998
----------------------------
James M. Hinckley

*                             Director                                          March 27, 1998
----------------------------
Robert H. Johnson

*                             Senior Vice President, Secretary, Chief Legal     March 27, 1998
----------------------------  Officer and Director
Terry A. Taylor

*                             Executive Vice President and Director             March 27, 1998
----------------------------
Mark W. Dietz

*                             Senior Vice President and Director                March 27, 1998
----------------------------
Albert E. Chew, III

*                             Director                                          March 27, 1998
----------------------------
Nancy M. Dedman

*                             Director                                          March 27, 1998
----------------------------
Patricia Dedman Dietz

*                             Executive Vice President and Director             March 27, 1998
----------------------------
Richard S. Poole


By:  /s/ James P. McCoy, Jr.
----------------------------
 James P. McCoy, Jr.
 Attorney-in-Fact



____________________
* Power of Attorney and Unanimous Written Consent of the Board of Directors authorizing James P. McCoy, Jr. to sign this annual report on Form 10-K on behalf of the directors and certain officers of the Company are being filed with the Securities and Exchange Commission.



                                                   INDEX TO EXHIBITS



Exhibit                                                                                                   Sequentially
Number      Exhibit                                                                                       Number Page
-------     --------------------------------------------------------------------------------------------  ------------
3.1*     -  Articles of Incorporation, as amended, of Club Corporation International
3.2*     -  Bylaws, as amended, of Club Corporation International
4.1*     -  Specimen Certificate evidencing Common Stock of Club Corporation International
10.1**   -  ClubCorp Stock Investment Plan, as amended
10.2~    -  Agreement among Club Corporation International, First Federal Financial Corporation,
            Franklin Federal Bancorp, a Federal Savings Bank, and Norwest Corporation regarding the sale of certain assets and assumption of certain liabilities of Franklin Federal Bancorp
10.3     -  Executive Liability and Indemnification Policy, effective October 19, 1997
10.4*    -  CCA Executive Bonus Plan for 1993 - 1994
10.5*    -  Club Corporation International Executive Bonus Plan for 1992 - 1994
10.6^^   -  ClubCorp Comprehensive Compensation Plan
10.7*    -  Club Corporation of America Stock Appreciation Rights Program
10.8*    -  Form of Stockholder Agreement for Club Corporation International
10.9+    -  ClubCorp Stock Trust, effective January 1, 1995
10.10++  -  First Amendment to the ClubCorp Stock Investment Plan
10.11#   -  Second Amendment to the ClubCorp Stock Investment Plan
10.12#   -  Third Amendment to the ClubCorp Stock Investment Plan
10.13#   -  Fourth Amendment to the ClubCorp Stock Investment Plan
10.14#   -  Fifth Amendment to the ClubCorp Stock Investment Plan
10.15##  -  Second Fifth Amendment to the ClubCorp Stock Investment Plan
10.16##  -  Sixth Amendment to the ClubCorp Stock Investment Plan
10.17    -  Seventh Amendment to the ClubCorp Stock Investment Plan
10.18    -  Eighth Amendment to the ClubCorp Stock Investment Plan
10.19^   -  Club Corporation International Executive Stock Option Plan
10.20++  -  First Amendment to the Club Corporation International Executive Stock Option Plan
21.1     -  Subsidiaries of Club Corporation International
23.1     -  Consent of KPMG Peat Marwick LLP
23.3     -  Consent of Houlihan, Lokey, Howard and Zukin
24.1     -  Power of Attorney
24.2     -  Unanimous Written Consent of the Board of Directors
99.1     -  Opinion of Houlihan, Lokey, Howard and Zukin related to December 31, 1997 valuation of the Common Stock


_______________________
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-83496).

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

^         Incorporated by reference to the Company's Registration Statement on
Form  S-8  (Registration  No.  33-96568).

^^        Incorporated by reference to the Company's Registration Statement on
Form  S-8  (Registration  No.  333-08041).

~     Incorporated by reference to the Company's Quarterly Report on Form 10-Q for  the  fiscal  period  ended  June  30,  1996.

#     Incorporated by reference to the Company's Quarterly Report on Form 10-Q for  the  fiscal  period  ended  June  11,  1997.

##         Incorporated by reference to the Company's Quarterly Report on Form
10-Q  for  the  fiscal  period  ended  September  3,  1997.



INDEPENDENT  AUDITORS'  REPORT
------------------------------


The  Board  of  Directors
Club  Corporation  International



We have audited the accompanying consolidated balance sheet of Club Corporation International and subsidiaries (ClubCorp) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of ClubCorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClubCorp as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in note 1, ClubCorp changed its method of accounting for the impairment of long-lived assets in 1995 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



                                    KPMG  Peat  Marwick  LLP


Dallas,  Texas
February  27,  1998


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  BALANCE  SHEET
December  31,  1997  and  1996
(Dollars  in  thousands,  except  share  amounts)



                     Assets                                                  1997         1996
                     ------                                              -----------  -----------
Current assets:
 Cash and cash equivalents                                               $  101,419   $   74,454
 Membership and other receivables, net                                       76,522       73,139
 Inventories                                                                 18,492       13,886
 Other assets                                                                14,546       14,501
                                                                         -----------  -----------
     Total current assets                                                   210,979      175,980

Property and equipment, net                                                 673,689      663,387
Other assets                                                                126,884      125,161
Financial services assets                                                         -      589,482
                                                                         -----------  -----------
                                                                         $1,011,552   $1,554,010
                                                                         ===========  ===========

       Liabilities and Stockholders' Equity
       ------------------------------------

Current liabilities:
 Accounts payable and accrued liabilities                                $   57,996   $   54,933
 Long-term debt - current portion                                            74,621      120,694
 Other liabilities                                                           53,974       54,257
                                                                         -----------  -----------
     Total current liabilities                                              186,591      229,884

Long-term debt                                                              181,236      223,223
Other liabilities                                                            48,169       82,425
Membership deposits                                                          83,066       74,202
Financial services liabilities                                                    -      549,246

Redemption value of common stock held by benefit plan                        53,652       43,233

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 90,219,408 issued in 1997 and 1996, 85,003,839 and 85,393,241 outstanding
 in 1997 and 1996, respectively                                                 902          902
Additional paid-in capital                                                   10,607       10,380
Foreign currency translation adjustment                                         260          (54)
Unrealized gains or losses on investments in debt and equity securities           -          (46)
Retained earnings                                                           542,936      420,948
Treasury stock                                                              (42,215)     (37,100)
Redemption value of common stock held by benefit plan                       (53,652)     (43,233)
                                                                         -----------  -----------
     Total stockholders' equity                                             458,838      351,797
                                                                         -----------  -----------
                                                                         $1,011,552   $1,554,010
                                                                         ===========  ===========

See  accompanying  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  OPERATIONS
Years  Ended  December  31,  1997,  1996  and  1995
(Dollars  in  thousands,  except  per  share  amounts)



                                                                 1997         1996         1995
                                                               ---------  -------------  ---------
Operating revenues                                             $840,263   $    784,213   $760,851
Operating costs and expenses                                    694,484        659,454    652,976
Selling, general and administrative expenses                     67,988         61,344     66,174
Impairment loss from assets to be held and used (Note 1)              -          2,800     23,000
                                                               ---------  -------------  ---------

Income from operations                                           77,791         60,615     18,701

Gain (loss) on divestitures                                       4,299         (2,131)    (1,153)
Interest and investment income                                    9,643         11,092      9,399
Interest expense                                                (34,044)       (34,044)   (32,460)
Other income (expense)                                            1,118         (2,974)        19
                                                               ---------  -------------  ---------

Income (loss) from continuing operations before
 income taxes and minority interest                              58,807         32,558     (5,494)

Income tax (provision) benefit                                   39,254         (4,150)    (4,800)

Minority interest                                                (1,219)           889     (1,017)
                                                               ---------  -------------  ---------

Income (loss) from continuing operations                         96,842         29,297    (11,311)

Discontinued operations:
 Income from operations of discontinued financial
   services segment, net of income taxes of $95
   and $(1,563) in 1996 and 1995, respectively                        -          1,446        183
 Income (loss) on disposal of financial services segment,
   net of income taxes of $(15,221) and $8,425
   in 1997 and 1996, respectively                                25,146        (13,083)         -
                                                               ---------  -------------  ---------
                                                                 25,146        (11,637)       183
                                                               ---------  -------------  ---------

Net income (loss)                                              $121,988   $     17,660   $(11,128)
                                                               =========  =============  =========


Basic earnings per share:

Income (loss) from continuing operations                       $   1.14   $        .34   $   (.13)
Discontinued operations                                             .29           (.13)         -
                                                               ---------  -------------  ---------
Net income (loss)                                              $   1.43   $        .21   $   (.13)
                                                               =========  =============  =========

Diluted earnings per share:

Income (loss) from continuing operations                       $   1.13   $        .34   $   (.13)
Discontinued operations                                             .29           (.13)         -
                                                               ---------  -------------  ---------
Net income (loss)                                              $   1.42   $        .21   $   (.13)
                                                               =========  =============  =========


See  accompanying  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
Years  Ended  December  31,  1997,  1996  and  1995
(Dollars  in  thousands,  except  share  amounts)

                                                Common  stock  (100,000,000  shares
                                              authorized,  par  value  $0.01  per  share)
                                             --------------------------------------------
                                                                                                           Foreign
                                                          Treasury                         Additional     Currency
                                               Shares      Stock        Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding   Value     Capital     Adjustment
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1994                90,219,408  4,096,353    86,123,055   $  902  $     9,383  $        172
Net loss                                              -          -             -        -            -             -
Purchase of treasury stock                            -    653,689      (653,689)       -            -             -
Reissuance of treasury stock                          -    (25,399)       25,399        -           72             -
Stock issued in connection with bonus plans           -   (172,267)      172,267        -          620             -
Foreign currency translation adjustment               -          -             -        -            -          (223)
Change in unrealized gains and losses                 -          -             -        -            -             -
Change in redemption value                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1995                90,219,408  4,552,376    85,667,032   $  902  $    10,075  $        (51)

Net income                                            -          -             -        -            -             -
Purchase of treasury stock                            -    408,487      (408,487)       -            -             -
Reissuance of treasury stock                          -    (24,258)       24,258        -           71             -
Stock issued in connection with bonus plans           -   (110,438)      110,438        -          234             -
Foreign currency translation adjustment               -          -             -        -            -            (3)
Change in unrealized gains and losses                 -          -             -        -            -             -
Change in redemption value                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1996                90,219,408  4,826,167    85,393,241   $  902  $    10,380  $        (54)

NET INCOME                                            -          -             -        -            -             -
PURCHASE OF TREASURY STOCK                            -    447,850      (447,850)       -            -             -
STOCK ISSUED IN CONNECTION WITH BONUS PLANS           -    (58,448)       58,448        -          227             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -        -            -           314
CHANGE IN UNREALIZED GAINS AND LOSSES                 -          -             -        -            -             -
CHANGE IN REDEMPTION VALUE                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
BALANCES AT DECEMBER 31, 1997                90,219,408  5,215,569    85,003,839   $  902  $    10,607  $        260
                                             ==========  ==========  ============  ======  ===========  =============


                                                Unrealized                                Redemption
                                              Gains or Losses                              Value of
                                              on Investments                                Common
                                                in Debt and                                 Stock            Total
                                                  Equity         Retained    Treasury      Held by       Stockholders'
                                                Securities       Earnings     Stock      Benefit Plan       Equity
                                             -----------------  ----------  ----------  --------------  ---------------
Balances at December 31, 1994                $         (2,766)  $ 414,416   $ (28,675)  $     (37,112)  $      356,320
Net loss                                                    -     (11,128)          -               -          (11,128)
Purchase of treasury stock                                  -           -      (6,487)              -           (6,487)
Reissuance of treasury stock                                -           -         184               -              256
Stock issued in connection with bonus plans                 -           -       1,235               -            1,855
Foreign currency translation adjustment                     -           -           -               -             (223)
Change in unrealized gains and losses                  (9,046)          -           -               -           (9,046)
Change in redemption value                                  -           -           -           1,698            1,698
                                             -----------------  ----------  ----------  --------------  ---------------
Balances at December 31, 1995                $        (11,812)  $ 403,288   $ (33,743)  $     (35,414)  $      333,245

Net income                                                  -      17,660           -               -           17,660
Purchase of treasury stock                                  -           -      (4,356)              -           (4,356)
Reissuance of treasury stock                                -           -         183               -              254
Stock issued in connection with bonus plans                 -           -         816               -            1,050
Foreign currency translation adjustment                     -           -           -               -               (3)
Change in unrealized gains and losses                  11,766           -           -               -           11,766
Change in redemption value                                  -           -           -          (7,819)          (7,819)
                                             -----------------  ----------  ----------  --------------  ---------------
Balances at December 31, 1996                $            (46)  $ 420,948   $ (37,100)  $     (43,233)  $      351,797

NET INCOME                                                  -     121,988           -               -          121,988
PURCHASE OF TREASURY STOCK                                  -           -      (5,568)              -           (5,568)
STOCK ISSUED IN CONNECTION WITH BONUS PLANS                 -           -         453               -              680
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                     -           -           -               -              314
CHANGE IN UNREALIZED GAINS AND LOSSES                      46           -           -               -               46
CHANGE IN REDEMPTION VALUE                                  -           -           -         (10,419)         (10,419)
                                             -----------------  ----------  ----------  --------------  ---------------
BALANCES AT DECEMBER 31, 1997                $              -   $ 542,936   $ (42,215)  $     (53,652)  $      458,838
                                             =================  ==========  ==========  ==============  ===============

See  accompanying  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
Years  Ended  December  31,  1997,  1996  and  1995
(Dollars  in  thousands)


                                                                            1997        1996        1995
                                                                         ----------  ----------  ----------
Cash flows from operations:
 Net income (loss)                                                       $ 121,988   $  17,660   $ (11,128)
 Adjustments to reconcile net income (loss) to cash flows
    provided from operations:
   Depreciation and amortization                                            47,314      48,948      49,335
   Impairment loss from assets to be held and used                               -       2,800      23,000
   Gain (loss) on divestitures                                              (4,299)      2,131       1,153
   Minority interest in net income (loss) of subsidiary                      1,219        (889)      1,017
   Gain on disposal of financial services segment                          (25,146)          -           -
   Amortization of discount on membership deposits                           5,777       5,029       4,555
   Equity in earnings of joint ventures                                     (4,566)     (3,392)     (2,663)
   Deferred income taxes                                                   (42,035)      2,776       3,866
   Decrease in real estate held for sale                                    14,828      16,919      15,380
   Net change in membership and other receivables, net                      (3,033)     (7,986)        928
   Net change in accounts payable and accrued liabilities                    2,017       6,055      10,635
   Net change in deferred membership dues                                   (7,779)     (2,496)    (10,177)
   Other                                                                       746         982     (10,203)
   Net change in operating assets of discontinued operations                     -      17,067         387
                                                                         ----------  ----------  ----------
       Cash flows provided from operations                                 107,031     105,604      76,085

Cash flows from investing activities:
 Additions to property and equipment                                       (58,768)    (47,982)    (65,307)
 Development of new facilities                                              (5,775)     (4,306)     (5,693)
 Development costs for real estate held for sale                            (9,563)    (17,329)    (12,509)
 Acquisition of facilities                                                  (6,436)    (39,685)    (25,529)
 Investment in joint ventures                                               (6,123)       (747)     (1,000)
 Proceeds from disposition of assets and subsidiaries, net                  13,026       1,216       2,443
 Proceeds from disposal of financial services segment                       89,968           -           -
 Other                                                                       7,371       6,685      11,896
 Investing activities of discontinued operations                                 -     305,772     247,085
                                                                         ----------  ----------  ----------
       Cash flows provided from investing activities                        23,700     203,624     151,386

Cash flows from financing activities:
 Borrowings of long-term debt                                               19,441      57,606      78,626
 Repayments of long-term debt                                             (103,730)    (33,336)    (56,213)
 Membership deposits received, net                                           1,744         350       2,745
 Treasury stock transactions, net                                           (5,568)     (4,102)     (6,231)
 Repayment of Federal Home Loan Bank advances                               (3,153)          -           -
 Dividends paid to minority shareholders of financial services segment     (12,500)          -           -
 Financing activities of discontinued operations                                 -    (324,834)   (232,452)
                                                                         ----------  ----------  ----------
       Cash flows used by financing activities                            (103,766)   (304,316)   (213,525)
                                                                         ----------  ----------  ----------

Total net cash flows                                                        26,965       4,912      13,946
                                                                         ----------  ----------  ----------
Net cash flows from discontinued operations                                      -     (13,632)     15,203
                                                                         ----------  ----------  ----------
Net cash flows from continuing operations                                $  26,965   $  18,544   $  (1,257)
                                                                         ==========  ==========  ==========

See accompanying Notes 2, 3, 4, 11 and 12 for supplemental disclosure of non-cash activities.
See  accompanying  notes  to  consolidated  financial  statements.

CLUB  CORPORATION  INTERNATIONAL
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------
Consolidation
-------------
The consolidated financial statements include the accounts of Club Corporation International (Parent) and its subsidiaries (collectively ClubCorp) except for certain subsidiaries of Franklin Federal Bancorp, a Federal Savings Bank (Franklin). On January 2, 1997, Franklin sold certain assets and transferred certain liabilities to Norwest Corporation. Thus, Franklin is classified as a discontinued operation (Note 2) and Franklin's assets, liabilities, income
(loss) from operations and cash flow activity are segregated in the accompanying financial statements. Unless otherwise indicated, all financial information in the Notes to the Consolidated Financial Statements excludes the discontinued operation.

Investments in affiliates are accounted for on the equity method. Under the equity method, original investments are recorded at cost and are adjusted by the ClubCorp's share of the undistributed earnings or losses of these affiliates (Note 4). All material intercompany balances and transactions have been eliminated.

No minority interest is recorded for minority stockholders of two city clubs, two resort subsidiaries and two real estate development subsidiaries because of deficit capital positions and a joint venture partner's deficit capital position. The deficit capital position of the joint venture partner is included as a reduction of other liabilities. Minority stockholders' share of these entities' cumulative and 1997 losses which approximate $7,409,000 and $1,177,000, respectively, have been charged to ClubCorp. Future earnings of these subsidiaries will be credited to ClubCorp to the extent of minority interest losses previously absorbed.

Nature  of  operations
----------------------
Club Corporation International is a holding company incorporated under the laws of the State of Nevada that, through its subsidiaries, has operated in two distinct business segments, hospitality and financial services. The hospitality segment involves the operation of private clubs (including city, city/athletic, athletic and country clubs), resorts, golf clubs and public golf facilities through sole ownership, partial ownership (including joint venture interests) and management agreements. ClubCorp's primary sources of revenue in its hospitality segment include membership dues and fees, membership deposits, food and beverage sales and revenues from golf operations and lodging facilities. The Company also receives management fees with respect to facilities that it manages for third parties.

The financial services segment is presented as discontinued operations for financial reporting purposes.

Fiscal  year
------------
Effective January 1, 1997, ClubCorp changed its fiscal year from a calendar year ending December 31 to a 52/53 week fiscal year ending on the last Wednesday of December. The hospitality segment subsidiaries were previously reported on a 52/53 week fiscal year with acquisitions, divestitures and other material transactions of the hospitality segment during the period from December 25, 1996 to December 31, 1996 and December 27, 1995 to December 31, 1995 recorded in these statements. The current year is comprised of the 53 weeks ended December 31, 1997. The accounts of Franklin are included for all of calendar years 1996 and 1995.

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

ClubCorp adopted SFAS 121 for the year ended December 31, 1995 which resulted in an impairment loss of $23,000,000 from assets to be held and used. An additional impairment loss of $2,800,000 was recorded for the year ended December 31, 1996. The impairment losses are reported separately in the consolidated statement of operations.

ClubCorp assessed the recoverability of long-lived assets by determining whether the fixed asset balance plus any intangibles for each property could be recovered over its remaining life through undiscounted future operating cash flows. Fair value, for purposes of calculating impairment, was measured based on discounted future operating cash flows using a risk-adjusted discount rate. Events or changes in circumstances identified indicating that the carrying amount of certain long-lived assets may not be recoverable were primarily decreases in the market values of assets and current period cash flow deficits combined with historical cash flow deficits and forecasts of continuing deficits. In 1996 and 1995, impaired assets identified were property and equipment including land and land improvements, buildings, leasehold improvements, and furniture and equipment for certain properties. No intangible assets were associated with these properties. ClubCorp believes that no impairment has occurred related to any of its intangible assets.

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

Leasehold improvements and assets under capital leases are amortized over the period of the respective leases using the straight-line method.

Inventories
-----------
Inventories, which consist primarily of food and beverage and merchandise held for resale, are stated at the lower of cost (first-in, first-out method) or market value.

Real  estate  held  for  sale
-----------------------------
Real estate held for sale consists primarily of land, land development costs and related amenities if they are to be left with the project upon completion. Costs are allocated to project components based on the specific identification method whenever possible. Otherwise, costs are allocated based on their relative sales value. At December 31, 1997 and December 31, 1996, real estate held for sale was $28,180,000 and $34,869,000, respectively, and is included in other non-current assets in the accompanying financial statements.

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

Stock-based  compensation
-------------------------
Stock-based compensation is accounted for using Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Under APB 25 if the exercise price of the options is greater than or equal to the market price at the date of grant, no compensation expense is recorded. Effective fiscal year-end 1996, ClubCorp adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-based Compensation" (Note 9).

Revenue  recognition
--------------------
Revenue from green fees, lodging, cart rentals, food and beverage sales and merchandise sales are generally recognized at the time of sale or when the service is provided.

Revenues from membership dues are generally billed monthly and recognized in the period earned. The monthly dues are expected to cover the cost of providing future membership services. Membership deposits represent advance initiation deposits paid by members and are generally refundable in 30 years from the date of acceptance as a member. The difference between the amount of the membership deposit paid and the present value of the obligation is recognized as revenue upon acceptance. The membership deposit liability accretes over 30 years using the interest method. The accretion is recorded to interest expense in the accompanying statement of operations. At year-end 1997, the amount of membership deposits contractually due and payable during the next 5 years is not significant.

Divestiture  of  subsidiaries
-----------------------------
Gain (loss) on divestitures includes gains and losses from the disposition of assets and subsidiaries. Subsidiaries are divested when management determines they will be unable to provide a positive contribution to cash flows in future periods. Gains from divestitures are generally recognized in the period in which operations cease and losses are recognized when they become apparent.

Earnings  per  share
--------------------
In February 1997, FASB issued SFAS No. 128, "Earnings per Share", which establishes new standards for computing and presenting basic and diluted earnings per share. ClubCorp implemented these standards at year-end 1997 with no impact on the earnings per share calculation for the periods presented in the accompanying statement of operations.

Earnings per share is computed using the weighted average number of common shares outstanding of 85,283,231, 85,601,163, and 86,141,082 for basic and 85,946,231, 85,854,088 and 86,141,082 for diluted for 1997, 1996 and 1995, respectively. The weighted average shares outstanding used in the calculation of diluted earnings per share includes options to purchase common stock (Note 9).

Segment  disclosures
--------------------
In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures required by SFAS 131 will be reflected in ClubCorp's 1998 consolidated financial statements.

Reclassifications
-----------------
Certain amounts previously reported have been reclassified to conform with the current year presentation.


NOTE  2.  DISCONTINUED  OPERATIONS
----------------------------------
On August 7, 1996, Franklin entered into an agreement to sell certain assets and transfer certain liabilities of Franklin to Norwest Corporation pending regulatory approval. The sale was consummated on January 2, 1997 for $89,968,000. ClubCorp's gain on the sale, net of income taxes and minority interest, is $25,146,000 for the year ended December 31, 1997.

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

The  financial  services  assets,  financial  services  liabilities and income
(loss) from discontinued operations are segregated in the accompanying financial statements, net of minority interest. The condensed balance sheet and statement of operations of the discontinued segment are as follows (dollars in thousands):


     Balance  Sheet
     --------------
                                        1996
                                      --------
            Assets
            ------
Cash and cash equivalents             $ 37,852
Mortgage-backed securities              67,088
Loans receivable, net                  419,106
Other assets                            65,436
                                      --------
                                      $589,482
                                      ========

Liabilities and Stockholders' Equity
------------------------------------
Deposits                              $516,292
Federal Home Loan Bank advances          3,153
Other liabilities                       19,742
Stockholders' equity                    50,295
                                      --------
                                      $589,482
                                      ========


     Statement  of  Operations
     -------------------------


                                   1996       1995
                                 ---------  --------
Net interest income              $ 20,308   $17,607
Other income (loss)               (16,902)    5,080
Other expenses                     26,472    20,895
Income tax (provision) benefit      8,520    (1,563)
                                 ---------  --------
 Net income (loss)                (14,546)      229
                                 ---------  --------
Minority interest                  (2,909)       46
                                 ---------  --------
ClubCorp's interest              $(11,637)  $   183
                                 =========  ========

In 1996, in conjunction with the sale, Franklin's Board of Directors made a decision to sell the fixed-rate mortgage-backed securities and use the funds to prepay the Federal Home Loan Bank (FHLB) advances. A write down of the portfolio was recognized due to the decision to sell the fixed-rate mortgage-backed securities and the decline in their value deemed other than temporary. Losses recognized as of December 31, 1996 on the sale of fixed-rate mortgage-backed securities and write down on the remaining securities to be sold totaled $21,500,000. The proceeds on the sale of these investments allowed Franklin to prepay a majority of the FHLB advances.


NOTE  3.  ACQUISITIONS
----------------------
During 1997, ClubCorp purchased the stock of a golf club and substantially all the assets of a country club and a hotel. The hotel is an addition to an existing resort subsidiary of the Parent.

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

These acquisitions were accounted for using the purchase method and, accordingly, the acquired assets and liabilities were recorded based on their estimated fair values at the dates of acquisition. A summary of the combined assets and liabilities on the acquisition dates is as follows (dollars in thousands):


                                 1997      1996     1995
                                -------  --------  -------
Inventories and other assets    $    39  $ 1,227   $ 2,584
Property and equipment            9,587   46,439    21,256
Excess of cost over net assets
 acquired, net                      732    7,754    14,659
Deposit on purchase                   -   (5,000)    5,000
                                -------  --------  -------
   Total assets acquired        $10,358  $50,420   $43,499
                                =======  ========  =======

Accounts payable and
 accrued liabilities            $ 1,003  $   591   $   371
Long-term debt                    2,919    8,310     1,474
Membership deposits                   -        -    15,479
Other liabilities                     -    1,834       646
                                -------  --------  -------
   Total liabilities assumed    $ 3,922  $10,735   $17,970
                                =======  ========  =======

   Cash paid                    $ 6,436  $39,685   $25,529
                                =======  ========  =======

The deposit on purchase is an advance payment made in 1995 on the purchase of a golf club. The purchase was finalized during 1996.

The following unaudited proforma financial information for ClubCorp assumes the acquisitions in 1997 and 1996 occurred at the beginning of their respective acquisition year and the preceding year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):


                        1997      1996
                      --------  --------
Operating revenues    $841,468  $801,435
                      ========  ========

Net income            $122,176  $ 16,815
                      ========  ========

Net income per share
 assuming dilution    $   1.42  $    .20
                      ========  ========


NOTE  4.  INVESTMENTS  IN  AFFILIATES
-------------------------------------
During 1997, ClubCorp entered into joint venture agreements to build and operate a golf course and a hotel and to operate a country club. In addition, ClubCorp sold the interest in a resort joint venture for cash and a note receivable.

ClubCorp's other investments in affiliates include joint ventures for the operation of four real estate developments, three country clubs, two golf clubs and two city clubs.

ClubCorp does not have operational or financial control over these entities; therefore the entities are accounted for using the equity method and the investment balances are included in other non-current assets in the accompanying financial statements.

A summary of the significant financial information of affiliated companies accounted for on the equity method is as follows (dollars in thousands):


                                             1997     1996
                                            -------  -------
Cash                                        $13,259  $ 5,488
Fixed assets, net                            47,287   42,709
Land held for resale                          3,877    7,923
Other assets                                 15,631   18,325
                                            -------  -------
   Total assets                             $80,054  $74,445
                                            =======  =======

Long-term debt                              $19,878  $15,296
Membership deposits                           5,063    5,784
Other liabilities                             9,736   14,776
Venturers' capital                           45,377   38,589
                                            -------  -------
   Total liabilities and venturers'capital  $80,054  $74,445
                                            =======  =======

Operating revenues                          $37,209  $53,203
Gross profit                                $12,819  $19,935
Net income                                  $ 9,854  $ 8,210

ClubCorp's equity in:
 Net assets                                 $24,212  $19,737
 Net income                                 $ 4,566  $ 3,392


NOTE  5.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
-------------------------------------------------
Fair value estimates are made at a specific point in time, based on relevant information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time ClubCorp's entire holdings of a particular financial instrument. Because no market exists for certain financial instruments, fair value estimates are based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates. At December 31, 1997 and 1996, ClubCorp's estimate of fair value approximates the carrying value of its financial instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash  and  cash  equivalents
----------------------------
The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Long-term  debt
---------------
Fair values for fixed rate and other obligations are based on the discounted value of contractual cash flows using ClubCorp's incremental borrowing rates for similar types of debt arrangements. The fair value calculated at December 31, 1997 and 1996 approximates the carrying value. ClubCorp's fluctuating rate and capital lease obligations' carrying amounts approximate fair value.

Membership  deposits
--------------------
The carrying amount of membership deposits is the present value of the future obligations and therefore approximates fair value.


NOTE  6.  PROPERTY  AND  EQUIPMENT
----------------------------------
Property and equipment consists of the following at year-end (dollars in thousands):

                                              1997        1996
                                           ----------  ----------
Land and land improvements                 $ 298,571   $ 283,260
Buildings and recreational facilities        280,692     295,114
Leasehold improvements                       102,866      98,416
Furniture and fixtures                        99,483      92,883
Machinery and equipment                      165,741     151,986
Construction in progress                      24,110      18,824
                                           ----------  ----------
                                             971,463     940,483
Accumulated depreciation and amortization   (297,774)   (277,096)
                                           ----------  ----------
                                           $ 673,689   $ 663,387
                                           ==========  ==========


NOTE  7.  CURRENT  LIABILITIES
------------------------------
Current liabilities consist of the following at year-end (dollars in thousands):


                                              1997      1996
                                            --------  --------
Accounts payable                            $ 27,527  $ 29,040
Accrued compensation and employee benefits    18,689    13,764
Other accrued liabilities                     11,780    12,129
                                            --------  --------
 Accounts payable and accrued liabilities     57,996    54,933

 Long-term debt - current portion             74,621   120,694

Deferred membership dues                       5,419    10,936
Other deferred revenue                        20,772    17,131
Property taxes payable                        11,070    12,337
Other current liabilities                     16,713    13,853
                                            --------  --------
 Other liabilities                            53,974    54,257
                                            --------  --------

   Total current liabilities                $186,591  $229,884
                                            ========  ========


NOTE  8.  LONG-TERM  DEBT  AND  OPERATING  LEASES
-------------------------------------------------
Long-term borrowings are summarized below with weighted average interest rates of 8.4% and 8.5% at year-end 1997 and 1996, respectively, and the range of maturity dates in parentheses (dollars in thousands):


                                              1997      1996
                                            --------  --------
Notes payable to financial institutions:
   Fixed rate (1997-2016)                   $ 64,077  $ 74,514
   Fluctuating rate (1997-2010)              128,501   206,064
Notes payable to developers and landlords
   Fixed rate (1997-2007)                      8,857    10,745
Capital lease obligations (1997-2068)         15,972    12,673
Other obligations (1997-2006)                 38,450    39,921
                                            --------  --------
                                             255,857   343,917
Less current portion                          74,621   120,694
                                            --------  --------
                                            $181,236  $223,223
                                            ========  ========

Certain real and personal property and equipment of the Parent's subsidiaries are pledged as collateral on their long-term debt.

As the result of operating performance of certain subsidiaries, at December 31, 1997 and subsequently, certain subsidiaries were not in compliance with debt covenants due to non-payment of principal due and covenants relating to financial ratios on long-term debt totaling $3,996,000 and $2,730,000, respectively.

A subsidiary of Parent maintains an external bridge financing agreement with a financial institution. The bridge financing arrangement is a "guidance line", styled as a promissory note, and is due on a short-term basis up to a maximum of $75,000,000. Borrowings are generally renewed as they become due; therefore, the subsidiary does not expect to be required to repay the outstanding borrowings within the next twelve months. As of December 31, 1997 and 1996, $7,080,000 and $65,799,000, respectively, is outstanding and included in the current portion of long-term debt in the accompanying financial statements. An additional $4,703,000 and $8,653,000 in 1997 and 1996, respectively, is considered outstanding under this agreement for loan guarantees and unused letters of credit. ClubCorp repaid $49,475,000 in January 1997 with the proceeds from the sale of Franklin (Note 2).

The amounts of long-term debt maturing in each of the 4 years subsequent to 1998 are as follows (dollars in thousands):


Year
----
1999  $44,265
2000   53,436
2001   27,738
2002   16,978

The provisions of certain subsidiary lending agreements limit the amount of dividends that may be paid to Parent. Under the most restrictive of these limitations, at December 31, 1997, approximately $85,000,000 of retained earnings was available for the declaration of dividends to Parent.

The amount of cash paid for interest in 1997, 1996 and 1995 was approximately $24,700,000, $26,000,000 and $24,700,000, respectively.

ClubCorp leases operating facilities under agreements ranging from 1 to 45 years. These agreements normally provide for minimum rentals plus executory costs. In some cases, ClubCorp must pay contingent rent generally based on a percentage of gross receipts or positive cash flow as defined in the lease agreements. Future minimum lease payments required at December 31, 1997 under operating leases for buildings and recreational facilities with initial noncancelable lease terms in excess of one year are as follows (dollars in thousands):


Year
----
1998                  $ 23,391
1999                    22,675
2000                    22,140
2001                    21,826
2002                    19,895
Thereafter             113,627
                      --------
Total future minimum
   payments required  $223,554
                      ========

Total facility rental expense (including contingent rent) during 1997, 1996 and 1995 was $32,018,000, $35,816,000 and $39,647,000, respectively.
Contingent  rent  during  1997,  1996  and 1995 was $7,840,000, $7,565,000 and
$11,727,000,  respectively.


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

All of the assets of the plan are invested in ClubCorp common stock, except for temporary investments of cash. Since ClubCorp's common stock is not publicly traded, ClubCorp has granted the trustees of the plan the right to require ClubCorp to purchase ClubCorp common stock held by the plan (3,775,673 and 3,590,793 shares at December 31, 1997 and 1996, respectively) at the current appraised value ($14.21 and $12.04 at December 31, 1997 and 1996, respectively) as necessary in order to meet the requirements of the Employee Retirement Income Security Act and the plan. Accordingly, the redemption value of ClubCorp's common stock held by the benefit plan has been reclassified out of stockholders' equity in the accompanying consolidated balance sheet. This redemption right has never been exercised by the trustees, and management does not believe that the trustees have any intention to exercise the redemption right in the foreseeable future.

ClubCorp maintains a second qualified contributory profit sharing plan for all eligible employees of certain domestic subsidiaries. The plan allows participants to invest their contributions among five investment fund options.

The Club Corporation International Executive Stock Option Plan was adopted August 31, 1995. Under the plan, 4,000,000 options to purchase shares of common stock may be granted to key management personnel at a price not less than fair market value at the date of grant. The options fully vest 120 days prior to their expiration date. The plan provides for accelerated vesting, not to exceed 10% per year, if the employee maintains a certain performance level as defined in the plan. Employees are required to maintain a minimum ownership level of company stock holdings, as set forth in the plan, to sell stock acquired from exercised options. In August 1995, 2,945,000 options were granted at $10.14 per share with an expiration date of December 31, 2009. In January 1996, 190,000 options were granted at $10.01 per share with an expiration date of December 31, 2010 and in January 1997, an additional 150,000 options were granted at $12.04 per share with an expiration date of December 31, 2011.

ClubCorp applies APB 25 in accounting for the plan, therefore no compensation expense has been recognized for the options. In accordance with the requirements of SFAS 123, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions for the 1997, 1996 and 1995 grants: risk-free interest rates of 5.8%, 5.6% and 6.6%, respectively, an expected volatility of 25%, an expected life of 10 years and zero dividend yield. A summary of the status of the options outstanding as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is as follows:


                                               Average
                                              Exercise
                                    Shares      Price
                                  ----------  ---------
Outstanding at January 1, 1995            -           -
Granted                           2,945,000   $   10.14
Forfeited                                 -           -
                                  ----------
Outstanding at December 31, 1995  2,945,000       10.14

Granted                             190,000       10.01
Forfeited                          (125,000)      10.14
                                  ----------
Outstanding at December 31, 1996  3,010,000       10.13

GRANTED                             150,000       12.04
FORFEITED                           (50,000)      10.14
                                  ----------
OUTSTANDING AT DECEMBER 31, 1997  3,110,000       10.22
                                  ==========


                                   1997      1996    1995
                                 --------  --------  -----
Options exercisable at year-end   573,000   282,000      -

Fair value of options
  granted during the year        $   6.14  $   5.05  $5.33

If compensation cost for the plan had been determined based on the fair value at the grant dates for the options consistent with the method of SFAS 123, ClubCorp's net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts (dollars in thousands, except per share amounts):

                                1997     1996      1995
                              --------  -------  ---------
Net income (loss)             $120,377  $16,128  $(12,698)

Net income (loss) per share
 assuming dilution            $   1.40  $   .19  $   (.15)


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


NOTE  11.  INTEREST  AND  INVESTMENT  INCOME
--------------------------------------------
Interest and investment income consists of the following (dollars in thousands):


                              1997     1996     1995
                             -------  -------  ------
Interest income              $9,663   $ 6,815  $7,595
Gain on sale of investments       -     3,392   1,098
Other                           (20)      885     706
                             -------  -------  ------
                             $9,643   $11,092  $9,399
                             =======  =======  ======


NOTE  12.  INCOME  TAXES
------------------------
Income (loss) from continuing operations before income taxes and minority interest consists of the following (dollars in thousands):


            1997     1996      1995
          --------  -------  --------
Domestic  $62,042   $30,237  $(4,534)
Foreign    (3,235)    2,321     (960)
          --------  -------  --------
          $58,807   $32,558  $(5,494)
          ========  =======  ========

The income tax (provision) benefit consists of the following (dollars in thousands):


             1997      1996      1995
           --------  --------  --------
Federal
 Current   $  (674)  $    95   $   818
 Deferred   42,035    (2,776)   (3,866)
           --------  --------  --------
            41,361    (2,681)   (3,048)
State       (2,107)   (1,469)   (1,752)
           --------  --------  --------
           $39,254   $(4,150)  $(4,800)
           ========  ========  ========

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and actual income tax provision as reflected in the accompanying consolidated statement of operations are (dollars in thousands):


                                                   1997       1996       1995
                                                 ---------  ---------  --------
Expected Federal income tax (provision) benefit  $(20,582)  $(11,395)  $ 1,923
Effect of consolidated operations and income
 taxes of foreign and other entities not
 consolidated for Federal tax purposes              1,348       (548)     (288)
State taxes, net of Federal benefit                (1,370)      (955)   (1,139)
Change in valuation allowance
 allocated to income tax expense                   66,566     10,725    (5,185)
Other, net                                         (6,708)    (1,977)     (111)
                                                 ---------  ---------  --------
                                                 $ 39,254   $ (4,150)  $(4,800)
                                                 =========  =========  ========

To fully realize the deferred tax asset ClubCorp will need to generate future taxable income of approximately $353,000,000 by 2012. Based on the Company's historical pre-tax earnings, adjusted for significant nonrecurring items such as gains (losses) on divestitures, management believes it is more likely than not ClubCorp will realize the benefit of the deferred tax assets, net of the valuation allowance, existing at December 31, 1997. The Company has experienced a trend of increasing taxable income from its continuing operations which in turn has increased estimates of future taxable income. Based on these new estimates, the Company decreased its valuation allowance by $66,566,000 for the year ended December 31, 1997. The assumptions used to estimate the realizability of the deferred tax assets are subjective in nature and involve uncertainties and matters with significant judgment. There can be no assurance that ClubCorp will generate any specific level of continuing earnings. ClubCorp also has approximately $6,600,000 of tax credits available to offset regular taxes payable which expire in varying amounts from 1998 to 2003.

ClubCorp's net operating loss carryforwards at December 31, 1997, after current year utilization of net operating loss carryforwards, were approximately $556,092,000 and $136,174,000 for regular tax and alternative minimum tax, respectively. These net operating loss carryforwards are available to offset future taxable income and will expire from 2004 to 2010.

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

The components of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows (dollars in thousands):


                                              1997      1996
                                            --------  ---------
Deferred tax assets:
 Regular tax operating loss carryforwards   $194,632  $199,133
 Other                                        15,129    18,201
                                            --------  ---------
     Total gross deferred tax assets         209,761   217,334

 Valuation allowance                          48,880   115,446
                                            --------  ---------
                                             160,881   101,888
Deferred tax liabilities:
 Property and equipment                       15,634     6,344
 Discounts on membership deposits
   and acquired notes                        119,898   114,196
 Other                                        17,406    15,440
                                            --------  ---------
     Total gross deferred tax liabilities    152,938   135,980
                                            --------  ---------

     Net deferred tax asset (liability)     $  7,943  $(34,092)
                                            ========  =========


NOTE  13.  SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
------------------------------------------------------------
The hospitality segment's operations for the first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks in 1996 and 17 weeks in 1997.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows (dollars in thousands, except per share data):


                                                   QUARTERS
                                   -----------------------------------------
                                     FIRST     SECOND      THIRD     FOURTH
                                   ---------  ---------  ---------  --------
FISCAL YEAR 1997
----------------
OPERATING REVENUES                 $159,123   $201,767   $193,695   $285,678
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                          (2,514)    26,960      3,378     69,018
INCOME FROM DISCONTINUED
 OPERATIONS, NET OF INCOME TAXES     25,146          -          -          -
                                   ---------  ---------  ---------  --------
NET INCOME                         $ 22,632   $ 26,960   $  3,378   $ 69,018
                                   =========  =========  =========  ========

PER COMMON SHARE:
   INCOME (LOSS) FROM
     CONTINUING OPERATIONS         $   (.03)  $    .32   $    .04   $    .81
  DISCONTINUED OPERATIONS               .29          -          -          -
                                   ---------  ---------  ---------  --------
   NET INCOME                      $    .26   $    .32   $    .04   $    .81
                                   =========  =========  =========  ========

PER COMMON SHARE
 ASSUMING DILUTION:
   INCOME (LOSS) FROM
     CONTINUING OPERATIONS         $   (.03)  $    .32   $    .04   $    .80
   DISCONTINUED OPERATIONS              .29          -          -          -
                                   ---------  ---------  ---------  --------
   NET INCOME                      $    .26   $    .32   $    .04   $    .80
                                   =========  =========  =========  ========

Fiscal year 1996
----------------
Operating revenues                 $151,790   $193,508   $182,895   $256,020
Income (loss) from continuing
 operations                          (4,308)    13,216      4,956     15,433
Income (loss) from discontinued
 operations, net of income taxes        533    (12,391)    (1,375)     1,596
                                   ---------  ---------  ---------  --------
Net income (loss)                  $ (3,775)  $    825   $  3,581   $ 17,029
                                   =========  =========  =========  ========

Per common share:
   Income (loss) from
     continuing operations         $   (.05)  $    .15   $    .06   $    .18
   Discontinued operations              .01       (.14)      (.02)       .02
                                   ---------  ---------  ---------  --------
   Net income (loss)               $   (.04)  $    .01   $    .04   $    .20
                                   =========  =========  =========  ========

Per common share
 assuming dilution:
   Income (loss) from
     continuing operations         $   (.05)  $    .15   $    .06   $    .18
   Discontinued operations              .01       (.14)      (.02)       .02
                                   ---------  ---------  ---------  --------
   Net income                      $   (.04)  $    .01   $    .04   $    .20
                                   =========  =========  =========  ========

As discussed in Note 12, ClubCorp recorded a significant tax adjustment in the fourth quarter of 1997.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The  Board  of  Directors
Club  Corporation  International:

Under date of February 27, 1998, we reported on the consolidated balance sheet of Club Corporation International and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the annual report on Form 10-K for the fiscal year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   KPMG  Peat  Marwick  LLP



Dallas,  Texas
February 27, 1998


CLUB  CORPORATION  INTERNATIONAL
Schedule  II  -  Valuation  and  Qualifying  Accounts
For  the  Years  Ended  December  31,  1997,  1996  and  1995




                                                        ADDITIONS
                                                 -------------------------
                                   BALANCE AT       CHARGED      CHARGED                            BALANCE AT
                                  BEGINNING OF     TO COSTS      TO OTHER                             END OF
DESCRIPTION                          PERIOD      AND EXPENSES    ACCOUNTS        DEDUCTIONS           PERIOD
                                  -------------  -------------  ----------       -----------       ------------
Year Ended December 31, 1997:
 Allowance for Doubtful Accounts  $   3,899,663  $   3,602,747  $        0       $   999,175  (A)  $  6,503,235
 Tax Valuation Allowance            115,446,000              0           0        66,566,000  (B)    48,880,000

Year Ended December 31, 1996:
 Allowance for Doubtful Accounts  $   3,648,816  $   2,985,125  $        0       $ 2,734,278  (A)  $  3,899,663
 Tax Valuation Allowance            126,171,000              0           0        10,725,000  (B)   115,446,000

Year Ended December 31, 1995:
 Allowance for Doubtful Accounts  $   2,505,326  $   6,169,857  $        0       $ 5,026,367  (A)  $  3,648,816
 Tax Valuation Allowance            120,986,000              0   5,185,000  (C)            0        126,171,000




(A) Accounts  receivable  charged  off.
(B) Utilization  and disallowance of net operating loss carryforward.
(C) Generation  of  net  operating  loss.