Form 10-Q
period 1998-03-25
CLUB CORP INTERNATIONAL
filed 1998-05-08
CIK 929455

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                               __________________

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 25, 1998


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

The number of shares of the Registrant's Common Stock outstanding as of March 25, 1998 was 85,003,839.

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

                         PART I. FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS



                       INDEPENDENT AUDITORS' REVIEW REPORT
                       -----------------------------------






The  Board  of  Directors
Club  Corporation  International:

We have reviewed the consolidated balance sheet of Club Corporation International and subsidiaries (ClubCorp) as of March 25, 1998 and March 19, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the twelve weeks ended March 25, 1998 and March 19, 1997, respectively. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ClubCorp as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                             KPMG  Peat  Marwick  LLP

Dallas,  Texas
May  1,  1998


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  BALANCE  SHEET
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)



                                                           MARCH 25,    December 31,    March 19,
                   Assets                                     1998           1997          1997
                   ------                                 -----------  --------------  -----------
Current assets:
     Cash and cash equivalents                            $  128,665   $     101,419   $  107,982
     Membership and other receivables, net                    59,288          76,522       58,993
     Inventories                                              16,415          14,954       14,171
     Other assets                                             13,831          14,546       13,604
                                                          -----------  --------------  -----------
             Total current assets                            218,199         207,441      194,750

Property and equipment, net                                  690,937         677,227      670,292
Other assets                                                 124,555         126,884      127,693
                                                          -----------  --------------  -----------
                                                          $1,033,691   $   1,011,552   $  992,735
                                                          ===========  ==============  ===========

      Liabilities and Stockholders' Equity
     -------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities             $   48,389   $      57,996   $   48,321
     Long-term debt - current portion                         96,294          74,621       82,039
     Other liabilities                                        64,351          53,974       60,154
                                                          -----------  --------------  -----------
             Total current liabilities                       209,034         186,591      190,514

Long-term debt                                               180,351         181,236      217,116
Other liabilities                                             47,386          48,169       91,148
Membership deposits                                           85,525          83,066       75,778

Redemption value of common stock held by benefit plan         54,521          53,652       42,766

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 90,219,408 issued, 85,003,839 outstanding
   at March 25, 1998, and December 31, 1997
   and 85,423,641 outstanding at March 19, 1997                  902             902          902
Additional paid-in capital                                    10,607          10,607       10,500
Accumulated other comprehensive income                           130             260          (74)
Retained earnings                                            541,971         542,936      443,580
Treasury stock                                               (42,215)        (42,215)     (36,866)
Redemption value of common stock held by benefit plan        (54,521)        (53,652)     (42,766)
                                                          -----------  --------------  -----------
             Total stockholders' equity                      456,874         458,838      375,276
                                                          -----------  --------------  -----------
                                                          $1,033,691   $   1,011,552   $  992,598
                                                          ===========  ==============  ===========


See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(Dollars  in  thousands,  except  per  share  amounts)
(Unaudited)

                                                            Twelve Weeks Ended
                                                         ------------------------
                                                          MARCH 25,    March 19,
                                                            1998         1997
                                                         -----------  -----------
Operating revenues                                       $  171,959   $  159,123
Operating costs and expenses                                152,346      142,795
Selling, general and administrative expenses                 14,416       14,245
                                                         -----------  -----------

Income from operations                                        5,197        2,083

Gain on divestitures                                            346        2,276
Interest and investment income                                2,149        2,010
Interest expense                                             (7,495)      (7,985)
                                                         -----------  -----------

Income (loss) from continuing operations before
 income taxes and minority interest                             197       (1,616)

Income tax provision                                           (443)        (993)

Minority interest                                              (719)          95
                                                         -----------  -----------

Loss from continuing operations                                (965)      (2,514)

Discontinued operations:
Gain on disposal of financial services segment, net of
 income tax provision of $15,221                                  -       25,146
                                                         -----------  -----------

Net income (loss)                                        $     (965)  $   22,632
                                                         ===========  ===========





Basic and diluted earnings per share:
   Loss from continuing operations                       $    (0.01)  $    (0.03)
   Discontinued operations                                        -         0.29
                                                         -----------  -----------
   Net income (loss)                                     $    (0.01)  $     0.26
                                                         ===========  ===========


See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
Twelve  Weeks  Ended  March  25,  1998  and  March  19,  1997
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)


                                                                                                        Accumulated
                                                                                                            other
                                                 Common  stock  (100,000,000  shares                   comprehensive
                                              authorized,  par  value  $.01  per  share)                   income
                                              ------------------------------------------               -------------
                                                                                                          Foreign
                                                          Treasury                        Additional     Currency
                                               Shares      Stock       Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding  Value     Capital     Adjustment
                                             ----------  ----------  -----------  ------  -----------  -------------
Balances at December 31, 1996                90,219,408  4,826,167    85,393,241  $  902  $    10,380  $        (54)
Net income                                            -          -             -       -            -             -
Stock issued in connection with bonus plans           -    (30,400)       30,400       -          120             -
Foreign currency translation adjustment               -          -             -       -            -           (20)
Market adjustment                                     -          -             -       -            -             -
Change in redemption value                            -          -             -       -            -             -
                                             ----------  ----------  -----------  ------  -----------  -------------
Balances at March 19, 1997                   90,219,408  4,795,767    85,423,641  $  902  $    10,500  $        (74)
                                             ==========  ==========  ===========  ======  ===========  =============

Balances at December 31, 1997                90,219,408  5,215,569    85,003,839  $  902  $    10,607  $        260
NET LOSS                                              -          -             -       -            -             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -       -            -          (130)
CHANGE IN REDEMPTION VALUE                            -          -             -       -            -             -
                                             ----------  ----------  -----------  ------  -----------  -------------
BALANCES AT MARCH 25, 1998                   90,219,408  5,215,569    85,003,839  $  902  $    10,607  $        130
                                             ==========  ==========  ===========  ======  ===========  =============



                                                 Accumulated
                                                    other
                                                comprehensive
                                                   income
                                             -------------------
                                                 Unrealized                                 Redemption
                                                  Gains or                                   Value of
                                                  Losses on                                   Common
                                               Investments in                                 Stock            Total
                                                  Debt and         Retained    Treasury      Held by       Stockholders'
                                              Equity Securities    Earnings     Stock      Benefit Plan       Equity
                                             -------------------  ----------  ----------  --------------  ---------------
Balances at December 31, 1996                $              (46)  $ 420,948   $ (37,100)  $     (43,233)  $      351,797
Net income                                                    -      22,632           -               -           22,632
Stock issued in connection with bonus plans                   -           -         234               -              354
Foreign currency translation adjustment                       -           -           -               -              (20)
Market adjustment                                            46           -           -               -               46
Change in redemption value                                    -           -           -             467              467
                                             -------------------  ----------  ----------  --------------  ---------------
Balances at March 19, 1997                   $                -   $ 443,580   $ (36,866)  $     (42,766)  $      375,276
                                             ===================  ==========  ==========  ==============  ===============

Balances at December 31, 1997                $                -   $ 542,936   $ (42,215)  $     (53,652)  $      458,838
NET LOSS                                                      -        (965)          -               -             (965)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       -           -           -               -             (130)
CHANGE IN REDEMPTION VALUE                                    -           -           -            (869)            (869)
                                             -------------------  ----------  ----------  --------------  ---------------
BALANCES AT MARCH 25, 1998                   $                -   $ 541,971   $ (42,215)  $     (54,521)  $      456,874
                                             ===================  ==========  ==========  ==============  ===============


See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB  CORPORATION  INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(Dollars  in  thousands)
(Unaudited)

                                                                           Twelve Weeks Ended
                                                                         ------------------------
                                                                          MARCH 25,    March 19,
                                                                            1998         1997
                                                                         -----------  -----------
Cash flows from operations:
   Net income (loss)                                                     $     (965)  $   22,632
   Adjustments to reconcile net income (loss) to cash flows
     provided from operations:
         Depreciation and amortization                                       11,921       11,591
         Gain on divestitures                                                  (346)      (2,276)
         Minority interest in net earnings (losses) of subsidiaries             719          (95)
         Gain on disposal of financial services segment                           -      (25,146)
         Equity in (earnings) losses of joint ventures                          114       (2,226)
         Amortization of discount on membership deposits                      1,573        1,428
         Decrease in real estate held for sale                                2,449          783
         Decrease in membership and other receivables, net                   12,384       14,310
         Decrease in accounts payable and accrued liabilities                (9,238)     (13,759)
         Increase in deferred membership dues                                 3,467        4,790
         Other                                                                6,206        7,447
                                                                         -----------  -----------
               Cash flows provided from operations                           28,284       19,479

Cash flows from investing activities:
   Additions to property and equipment                                      (19,516)     (12,101)
   Development of real estate ventures                                       (1,168)        (694)
   Acquisition of facilities                                                 (3,037)      (2,960)
   Proceeds from disposal of subsidiaries, net                                    -        4,292
   Proceeds from disposal of financial services segment, net                      -       89,968
   Other                                                                      2,670          829
                                                                         -----------  -----------
               Cash flows provided from (used by) investing activities      (21,051)      79,334

Cash flows from financing activities:
   Borrowings of long-term debt                                              44,441        7,409
   Repayments of long-term debt                                             (25,003)     (57,205)
   Membership deposits received, net                                            575          164
   Repayment of Federal Home Loan Bank advances                                   -       (3,153)
   Dividends paid to minority shareholder of financial
     services segment                                                             -      (12,500)
                                                                         -----------  -----------
               Cash flows provided from (used by) financing activities       20,013      (65,285)
                                                                         -----------  -----------

Net cash flows                                                           $   27,246   $   33,528
                                                                         ===========  ===========


See  accompanying  condensed  notes  to  consolidated  financial statements.

CLUB CORPORATION  INTERNATIONAL
Condensed  Notes  to  Consolidated  Financial  Statements


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------
Consolidation
-------------
The consolidated financial statements include the accounts of Club Corporation International (Parent) and its subsidiaries (collectively ClubCorp) except for certain subsidiaries of Franklin Federal Bancorp, a Federal Savings Bank (Franklin). On January 2, 1997, Franklin sold certain assets and transferred certain liabilities to Norwest Corporation (Norwest). Thus, Franklin is classified as a discontinued operation in the accompanying consolidated financial statements.

Interim  presentation
---------------------
The accompanying consolidated financial statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted from the accompanying statements. ClubCorp's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements and notes thereto of ClubCorp for the year ended December 31, 1997 which were a part of ClubCorp's Form 10-K.

In the opinion of ClubCorp management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of ClubCorp as of March 25, 1998 and March 19, 1997 and the consolidated results of operations and cash flows for the twelve weeks ended March 25, 1998 and March 19, 1997, respectively. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

Earnings  per  share
--------------------
Earnings per share is computed using the weighted average number of shares outstanding of 85,003,839 and 85,423,641 for basic for the first quarter 1998 and 1997, respectively and 85,881,789 shares for diluted for first quarter 1997. The common stock equivalents are antidilutive for first quarter 1998 due to the net loss for the quarter.

Reclassifications
-----------------
Certain amounts previously reported have been reclassified to conform with the current period presentation.


NOTE  2.  TOTAL  COMPREHENSIVE  INCOME
--------------------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity. For the twelve weeks ended March 25, 1998 and March 19, 1997 the other comprehensive income amounts included in total comprehensive income consisted of unrealized gains on investments in debt and equity securities and foreign currency translation adjustments. Total comprehensive income (loss) for the twelve weeks ended March 25, 1998 and March 19, 1997 was $(1,095,000) and $22,658,000,
respectively.


NOTE  3.  LONG-TERM  DEBT
-------------------------
At March 25, 1998 and subsequently, certain subsidiaries were not in compliance with debt covenants primarily due to non-payment of principal due on long-term debt totaling $4,336,000. This amount is included in the current portion of long-term debt in the accompanying balance sheet.


NOTE  4.  OMNIBUS  STOCK PLAN
-----------------------------
The Club Corporation International Omnibus Stock Plan (Plan) was effective in February 1998. The Plan provides for granting of stock appreciation rights, options to purchase shares of common stock, phantom shares, restricted stock and other stock based compensation to key employee partners. A maximum of 4,000,000 shares are authorized to be issued or transferred pursuant to awards under the Plan. The specific provisions of the awards will be determined at the date of grant.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Club Corporation International ("ClubCorp" or the "Company") is a holding company incorporated under the laws of the State of Nevada that, through its subsidiaries, owns, operates and/or manages country clubs, city clubs, city/athletic clubs, athletic clubs, resorts, certain related real estate, golf clubs, and public golf courses through sole ownership, partial ownership (including joint venture interests) and management agreements. The Company's primary sources of revenue include membership dues, fees, and deposits, food and beverage sales, revenues from golf operations and lodging facilities. The Company also receives management fees with respect to facilities that it manages for third parties.

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

     The following discussion of the Company's financial condition and results of operations for the 12 weeks ended March 25, 1998 and March 19, 1997 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS

12  WEEKS  ENDED  MARCH  25,  1998  COMPARED  TO  12  WEEKS ENDED MARCH 19, 1997

     Operating revenues increased 8.1% to $172.0 million for the 12 weeks ended March 25, 1998 from $159.1 million for the 12 weeks ended March 19, 1997 due primarily to volume increases at mature properties as the number of members has increased from March 19, 1997 to March 25, 1998. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased 7.4% from $143.8 million for the 12 weeks ended March 19, 1997 to $154.5 million for the 12 weeks ended March 25, 1998.

     Operating revenues from mature private club properties increased 8.3% to $116.3 million for the 12 weeks ended March 25, 1998 from $107.4 million for the 12 weeks ended March 19, 1997 due to volume increases from a larger base of members. Mature private club membership dues and food and beverage revenues increased from $56.9 million and $43.2 million, respectively, for the 12 weeks ended March 19, 1997 to $60.2 million and $47.0 million for the same period in 1998 or 5.8% and 8.8%, respectively, also due to volume increases from a larger base of members from 1997 to 1998.

     Realty operating revenues increased from $2.2 million in 1997 to $5.4 million in 1998 due primarily to increases in sales of land held for resale in Colorado and South Carolina.

     International operating revenues decreased from $3.0 million in 1997 to $1.9 million in 1998, mainly due to decreased equity earnings from a city club in Singapore opened in 1997.

     Operating costs and expenses, representing direct operating costs, facility rentals, operations, and maintenance, and depreciation and amortization, increased 6.7%, to $152.3 million for the 12 weeks ended March 25, 1998 from $142.8 million for the 12 weeks ended March 19, 1997, principally reflecting increased direct operating costs at mature properties. Direct operating costs at mature properties increased to $103.9 million for the 12 weeks ended March 25, 1998 from $98.6 million for the same period in 1997 or 5.4%. The increase in direct operating costs for mature properties is due primarily to volume increases in food and beverage and golf and inflationary payroll cost increases.

SEASONALITY

     The subsidiaries of the Company operate primarily on a 52/53 week fiscal year. The first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks. The timing of fiscal quarter ends, seasonal weather conditions and other short-term variations cause financial performance to vary by quarter. The Company has historically generated a disproportionate amount of its operating revenue in the second, third and fourth quarters of each year. The timing of new operating property purchases or leases, divestitures of operating properties, and investment gains and losses also cause the Company's results of operations to vary significantly from quarter to quarter.

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

     The Company has committed to provide updated technology to all of its properties over the next two years. This technology will include installation of point-of-sale hardware and software, replacement of computer hardware and software to provide network capabilities, the purchase of new accounting software and hardware, and the installation of electronic time management systems which will interface with accounting software. In January of 1998, the Company signed an agreement with Oracle Corporation to purchase new software for its accounting, purchasing, and human resources applications. The decision to acquire Oracle's software was made primarily to better enable management to improve operating efficiencies, exceed member expectations, grow the people, performance, profits, and markets by re-engineering processes using enterprise resource planning software. Executive management has pledged to allocate the necessary resources to develop additional technology applications and tools that will allow the properties to operate more effectively and efficiently and to increase the value of membership in conjunction with service excellence. Completion of the technology upgrade, including conversion of the existing software, is expected to require approximately $39.0 to $44.0 million in expenditures, of which $35.0 to $40.0 million will be capitalized. The upgrade will be funded through both a capital lease with a bank over a four to five year period and through cash flows from operations.

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

     Long-term debt is generally incurred on a property specific basis and is non-recourse to any corporations other than the subsidiary incurring the debt. Membership deposits represent advance initiation deposits paid by members and are generally refundable 30 years from the date of acceptance as a member. Management does not consider maturities of membership deposits over the next five years to be significant. Due to the utilization of long-term operating leases and membership deposits, the Company's leverage ratio (i.e., long-term debt to total capital) has been maintained at manageable levels which allow for adequate capability to finance future growth with long-term debt.

     The Company relies on its low leverage position and maintenance of positive relationships with existing and potential lenders to arrange financing as needed for general corporate purposes or for specific projects. Consequently, the Company maintained no committed lines of credit at March 25, 1998. At March 25, 1998, certain subsidiaries of the Company were not in compliance with outstanding loan agreements relating to long-term debt totaling $4.3 million. Such noncompliance relates primarily to nonpayment of amounts due under the terms of such agreements.

     The provisions of certain subsidiary lending and other agreements limit the amount of dividends that may be paid to the parent. At March 25, 1998, cash balances of $8.4 million were not available for dividends by subsidiaries due to those restrictions.

     At March 25, 1998, the Company's subsidiaries maintained $14.6 million of unused letters of credit primarily to guarantee payment of potential insurance claims under workers' compensation and general liability programs.

     All of the assets of the ClubCorp Stock Investment Plan ("Plan") are invested in shares of ClubCorp's common stock, $.01 par value per share ("Common Stock"), except for temporary investments of cash pending investment in Common Stock. All distributions from the Plan are made in cash. As a means of providing liquidity to the trustees of the Plan to meet their fiduciary obligations to distribute cash to participants requesting withdrawals, ClubCorp has provided the trustees the right ("Redemption Right") to cause the Company to redeem Common Stock, held in trust on behalf of the Plan, at the most recent appraised price as necessary to meet certain requirements. Withdrawals by participants and terminations by and/or resignations from the Company of participants in excess of anticipated levels could give rise to the exercise of withdrawal rights in substantial amounts and place significant demands on the liquidity of the Company. In such an event, the resources available to meet business expansion or other working capital needs could be adversely affected. As of March 25, 1998, the value of the Redemption Right was $54.5 million. The most recent appraised price of the Common Stock is $14.44 as of March 25, 1998. The aggregate market value of the Common Stock at March 25, 1998 is $1,227.5 million. The Redemption Right has never been exercised by the Plan, although the Company from time to time has repurchased Common Stock into treasury from certain stockholders. The Company does not believe that the Redemption Right will be exercised to any material extent by the Plan to meet any of its fiduciary obligations.

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

     Over the last three years, quarterly attrition rates among members of the Company's mature clubs have ranged from approximately 17.5% to 20.0%. Membership attrition at mature clubs for the 12 weeks ended March 25, 1998 was 20.0%, which was higher than enrollment rates of 18.8% during the same period. Historically, the Company's net enrollment rates are lowest during the first quarter of each year due primarily to poor weather conditions in certain major markets served. The Company continues to focus its efforts on membership enrollment programs and quality service to reduce attrition as one of its top priorities for 1998. For the last several years, the Company has focused on efforts to retain existing members, attract new members and increase club usage through various programs and membership activities, including increasing member participation by continuing to implement member survey suggestions and increasing the involvement of member boards of governors in planning day-to-day activities. It is uncertain how trends in membership and club usage will develop in the future, or whether any of the Company's efforts in this area will be successful.

     As of May 7, 1998, the Company was in the final stages of negotiations to acquire one property. The consummation of the acquisition of this property is expected to require approximately $6.0 to $7.0 million in capital expenditures, to be funded primarily with cash flows from operations and external bridge financing of Club Corporation of America ("CCA"). The bridge financing arrangement is a "guidance line", styled as a promissory note, with a bank and is due on a short-term basis up to a maximum of $75.0 million. Borrowings are generally renewed as they become due; therefore, CCA does not expect to be required to repay the outstanding borrowings within the next twelve months. As of March 25, 1998, $50.2 million was outstanding under this financing arrangement. Due to its short-term nature, the amount outstanding, excluding letters of credit and loan guarantees, at March 25, 1998 is considered current for financial reporting purposes. Additional credit arrangements could be made if considered necessary. The eventual outcome of the acquisition negotiations cannot be accurately predicted at this time.

     Club Corporation International is negotiating with a group of banks for a $300 million unsecured senior revolving credit facility. It is anticipated that interest rates under this facility will be substantially lower than current interest rates on existing indebtedness. The proceeds of the facility would be used for refinancing existing debt, working capital, capital expenditures and acquisitions. Closing is expected to occur in the second quarter of 1998. There can be no assurance that the negotiations will be successful.

                           PART II. OTHER INFORMATION



Item  1.  Legal  Proceedings
          Refer  to  Note  5  to  Condensed  Notes  to  Consolidated  Financial
          Statements.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds
          Not  applicable

Item  3.  Defaults  Upon  Senior  Securities
          Refer  to  Note  3  to  Condensed  Notes  to  Consolidated  Financial
          Statements.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          Not  applicable

Item  5.  Other  Information
          Not  applicable

Item  6.  Exhibits  and  Reports  on  Form  8-K
            (a)  Exhibits
                 15.1  -  Letter  from  KPMG  Peat Marwick LLP regarding
                          unaudited  interim  financial  statements.

            (b)  Reports  on  Form  8-K
                 The Company did not file any reports on Form 8-K during the quarterly period ended March 25, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CLUB CORPORATION INTERNATIONAL





Date:  May 8, 1998  By:  /s/ James P. McCoy, Jr.
                         -------------------------------
                         James P. McCoy, Jr.
                         Executive Vice President and
                         Chief Financial Officer
                         (chief accounting officer)