Form 10-Q
period 1998-06-17
CLUB CORP INTERNATIONAL
filed 1998-08-03
CIK 929455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                               __________________

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 17, 1998


       Commission file numbers 33-89818, 33-96568, 333-08041 and 333-57107


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

The number of shares of the Registrant's Common Stock outstanding as of June 17, 1998 was 84,975,103.

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
            Results  of  Operations

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

Part II. OTHER INFORMATION

                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS





                       INDEPENDENT AUDITORS' REVIEW REPORT
                       -----------------------------------






The  Board  of  Directors
Club  Corporation  International:

We have reviewed the consolidated balance sheet of Club Corporation International and subsidiaries (ClubCorp) as of June 17, 1998 and June 11, 1997 and the related consolidated statements of operations for the twelve weeks and twenty four weeks ended June 17, 1998 and June 11, 1997 and stockholders' equity and cash flows for the twenty four weeks ended June 17, 1998 and June 11, 1997, respectively. These consolidated financial statements are the responsibility of the Company's management.

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



                                             KPMG  Peat  Marwick  LLP

Dallas,  Texas
July  23,  1998

CLUB CORPORATION INTERNATIONAL
------------------------------
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share amounts)
(Unaudited)



                                                           June 11,     December 31,    JUNE 17,
               Assets                                        1997           1997          1998
               ------                                     -----------  --------------  -----------
Current assets:
Cash and cash equivalents                                 $  122,874   $     101,419   $   81,863
Membership and other receivables, net                         74,802          76,522       80,677
Inventories                                                   14,975          14,954       17,609
Other assets                                                  12,401          14,546       12,859
                                                          -----------  --------------  -----------
Total current assets                                         225,052         207,441      193,008

Property and equipment, net                                  669,560         677,227      706,213
Other assets                                                 123,463         126,884      139,116
                                                          -----------  --------------  -----------
                                                          $1,018,075   $   1,011,552   $1,038,337
                                                          ===========  ==============  ===========

Liabilities and Stockholders' Equity
-------------------------------------

Current liabilities:
Accounts payable and accrued liabilities                  $   46,470   $      57,996   $   50,193
Long-term debt - current portion                              82,879          74,621       16,467
Other liabilities                                             70,903          53,974       71,170
                                                          -----------  --------------  -----------
Total current liabilities                                    200,252         186,591      137,830

Long-term debt                                               204,246         181,236      240,794
Other liabilities                                             92,121          48,169       47,498
Membership deposits                                           78,258          83,066       88,328

Redemption value of common stock held by benefit plan         44,879          53,652       56,786

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 90,219,408 issued, 85,267,515 outstanding
   at June 11, 1997, 85,003,839 at December 31, 1997
   and 84,975,103 at June 17, 1998                               902             902          902
Additional paid-in capital                                    10,589          10,607       10,987
Accumulated other comprehensive income                          (130)            260          (94)
Retained earnings                                            470,540         542,936      555,116
Treasury stock                                               (38,703)        (42,215)     (43,024)
Redemption value of common stock held by benefit plan        (44,879)        (53,652)     (56,786)
                                                          -----------  --------------  -----------
Total stockholders' equity                                   398,319         458,838      467,101
                                                          -----------  --------------  -----------
                                                          $1,018,075   $   1,011,552   $1,038,337
                                                          ===========  ==============  ===========


See accompanying condensed notes to consolidated financial statements.

CLUBCORPORATION INTERNATIONAL
-----------------------------
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)



                                                            12 WEEKS ENDED           24 WEEKS ENDED
                                                        ----------------------   ---------------------

                                                         June 11,    JUNE 17,    June 11,    JUNE 17,
                                                           1997        1998        1997        1998
                                                        ----------  ----------  ----------  ----------
Operating revenues                                      $ 201,767   $ 212,910   $ 360,890   $ 384,869
Operating costs and expenses                              160,395     163,854     303,120     316,200
Selling, general and administrative expenses               15,564      17,565      29,809      31,981
                                                        ----------  ----------  ----------  ----------

Operating income                                           25,808      31,491      27,961      36,688

Gain (loss) on divestitures                                 9,510      (2,408)     11,786      (2,062)
Interest and investment income                              1,764       1,837       3,671       3,986
Interest expense                                           (8,221)     (7,376)    (16,206)    (14,871)
                                                        ----------  ----------  ----------  ----------

Income from continuing operations before income tax
   provision, minority interest and extraordinary item     28,861      23,544      27,212      23,741

Income tax provision                                       (1,830)     (9,018)     (2,823)     (9,461)

Minority interest                                             (71)       (205)         57        (924)
                                                        ----------  ----------  ----------  ----------

Income from continuing operations
   before extraordinary item                               26,960      14,321      24,446      13,356

Discontinued operations:
Gain on disposal of financial services segment,
   net of income tax provision of $15,221                       -           -      25,146           -
                                                        ----------  ----------  ----------  ----------

Income before extraordinary item                           26,960      14,321      49,592      13,356

Extraordinary item - loss on extinguishment of debt,
   net of income taxes of $634                                  -      (1,176)          -      (1,176)
                                                        ----------  ----------  ----------  ----------

Net income                                              $  26,960   $  13,145   $  49,592   $  12,180
                                                        ==========  ==========  ==========  ==========


Basic and diluted earnings per share:
Income from continuing operations                       $     .32   $     .17   $     .29   $     .16
Discontinued operations                                         -           -         .29           -
Extraordinary item - loss on extinguishment of debt             -        (.02)          -        (.02)
                                                        ----------  ----------  ----------  ----------
Net income                                              $     .32   $     .15   $     .58   $     .14
                                                        ==========  ==========  ==========  ==========


See accompanying condensed notes to consolidated financial statements.

CLUB CORPORATION INTERNATIONAL
------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Twenty Four Weeks Ended June 11, 1997 and June 17, 1998
(Dollars in thousands, except share amounts)
(Unaudited)


                                                                                                         Accumulated
                                                                                                            other
                                                   Common stock (100,000,000 shares                     comprehensive
                                                 Authorized, par value $.01 per share)                      income
                                             --------------------------------------------               -------------
                                                                                                          Foreign
                                                          Treasury                         Additional     Currency
                                               Shares      Stock        Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding   Value     Capital     Adjustment
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1996                90,219,408  4,826,167    85,393,241   $  902  $    10,380  $        (54)
Net income                                            -          -             -        -            -             -
Purchase of treasury stock                            -    179,431      (179,431)       -            -             -
Stock issued in connection with bonus plans           -    (53,705)       53,705        -          209             -
Foreign currency translation adjustment               -          -             -        -            -           (76)
Market adjustment                                     -          -             -        -            -             -
Change in redemption value                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at June 11, 1997                    90,219,408  4,951,893    85,267,515   $  902  $    10,589  $       (130)
                                             ==========  ==========  ============  ======  ===========  =============

Balances at December 31, 1997                90,219,408  5,215,569    85,003,839   $  902  $    10,607  $        260
Net income                                            -          -             -        -            -             -
Purchase of treasury stock                            -     90,885       (90,885)       -            -             -
Stock issued in connection with bonus plans           -    (62,149)       62,149        -          380             -
Foreign currency translation adjustment               -          -             -        -            -          (354)
Change in redemption value                            -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at June 17, 1998                    90,219,408  5,244,305    84,975,103   $  902  $    10,987  $        (94)
                                             ==========  ==========  ============  ======  ===========  =============


                                                Accumulated
                                                   other
                                               comprehensive
                                                   income
                                             -------------------

                                                 Unrealized                                Redemption
                                                  Gains or                                  Value of
                                                  Losses on                                  Common
                                               Investments in                                Stock            Total
                                                  Debt and        Retained    Treasury      Held by       Stockholders'
                                              Equity Securities   Earnings     Stock      Benefit Plan       Equity
                                             -------------------  ---------  ----------  --------------  ---------------
Balances at December 31, 1996                $              (46)  $ 420,948  $ (37,100)  $     (43,233)  $      351,797
Net income                                                    -      49,592          -               -           49,592
Purchase of treasury stock                                    -           -     (2,019)              -          (2,019)
Stock issued in connection with bonus plans                   -           -        416               -              625
Foreign currency translation adjustment                       -           -          -               -              (76)
Market adjustment                                            46           -          -               -               46
Change in redemption value                                    -           -          -          (1,646)          (1,646)
                                             -------------------  ---------  ----------  --------------  ---------------
Balances at June 11, 1997                    $                -   $ 470,540  $ (38,703)  $     (44,879)  $      398,319
                                             ===================  =========  ==========  ==============  ===============

Balances at December 31, 1997                $                -   $ 542,936  $ (42,215)  $     (53,652)  $      458,838
Net income                                                    -      12,180          -               -           12,180
Purchase of treasury stock                                    -           -     (1,312)              -           (1,312)
Stock issued in connection with bonus plans                   -           -        503               -              883
Foreign currency translation adjustment                       -           -          -               -             (354)
Change in redemption value                                    -           -          -          (3,134)          (3,134)
                                             -------------------  ---------  ----------  --------------  ---------------
Balances at June 17, 1998                    $                -   $ 555,116  $ (43,024)  $     (56,786)  $      467,101
                                             ===================  =========  ==========  ==============  ===============


See accompanying condensed notes to consolidated financial statements.

CLUB CORPORATION INTERNATIONAL
------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)



                                                                         24 WEEKS ENDED
                                                                     ----------------------
                                                                      June 11,    JUNE 17,
                                                                        1997        1998
                                                                     ----------  ----------
Cash flows from operations:
Net income                                                           $  49,592   $  12,180
Adjustments to reconcile net income to cash flows
   provided from operations:
Depreciation and amortization                                           22,207      24,367
Loss (gain) on divestitures                                            (11,786)      2,062
Minority interest in net income (loss) of subsidiaries                     (57)        924
Gain on disposal of financial  services segment                        (25,146)          -
Extraordinary item - loss on extinguishment of debt                          -       1,810
Equity in earnings in partnerships and joint ventures                   (3,468)       (269)
Amortization of discount on membership deposits                          2,833       3,175
Deferred income taxes                                                    1,775       7,749
Decrease in real estate held for sale                                    3,401       4,590
Increase in membership and other receivables, net                       (1,914)     (9,527)
Decrease in accounts payable and accrued liabilities                    (8,210)     (3,659)
Increase in deferred membership dues                                     6,365       8,127
Other                                                                   11,246       2,206
                                                                     ----------  ----------
Cash flows provided from operations                                     46,838      53,735

Cash flows from investing activities:
Additions to property and equipment                                    (26,712)    (35,907)
Development of real estate ventures                                     (2,971)     (6,919)
Development of new facilities                                           (2,463)     (5,708)
Acquisition of facilities                                               (2,960)     (9,038)
Investment in joint ventures                                              (800)    (15,687)
Proceeds from disposition of subsidiaries and assets, net               11,129       4,697
Proceeds from disposal of financial services segment, net               89,968           -
Other                                                                    5,772         484
                                                                     ----------  ----------
Cash flows provided from (used by) investing activities                 70,963     (68,078)

Cash flows from financing activities:
Borrowings of long-term debt                                            10,187     221,535
Repayments of long-term debt                                           (62,501)   (222,469)
Membership deposits received, net                                          605       1,210
Treasury stock transactions, net                                        (2,019)     (1,312)
Repayment of Federal Home Loan bank advances                            (3,153)          -
Dividend paid to minority shareholder of financial services segment    (12,500)     (4,177)
                                                                     ----------  ----------
Cash flow used by financing activities                                 (69,381)     (5,213)
                                                                     ----------  ----------

Total net cash flows                                                    48,420     (19,556)

Cash and cash equivalents at beginning of period                        74,454     101,419
                                                                     ----------  ----------
Cash and cash equivalents at end of period                           $ 122,874   $  81,863
                                                                     ==========  ==========


See accompanying condensed notes to consolidated financial statements.

CLUB CORPORATION INTERNATIONAL
------------------------------
Condensed Notes to Consolidated Financial Statements


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

In the opinion of ClubCorp management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of ClubCorp as of June 11, 1997 and June 17, 1998 and the consolidated results of operations and cash flows for the twelve weeks and twenty four weeks ended June 11, 1997 and June 17, 1998, respectively. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

Earnings  per  share
--------------------
Earnings per share for the twelve weeks ended June 11, 1997 and June 17, 1998 is computed using the weighted average number of shares outstanding of 85,352,087 and 85,005,398 for basic and 85,799,131 and 86,100,933 for diluted, respectively. For the twenty four weeks ended June 11, 1997 and June 17, 1998, earnings per share is computed using the weighted average number of shares outstanding of 85,399,516 and 85,035,693 for basic and 85,857,664 and 86,461,292 for diluted, respectively. The weighted average shares outstanding used in the calculation of diluted earnings per share includes options to purchase common stock.

Reclassifications
-----------------
Certain amounts previously reported have been reclassified to conform with the current period presentation.


NOTE  2.  TOTAL  COMPREHENSIVE  INCOME
--------------------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity. For the twelve weeks and twenty four weeks ended June 11, 1997 and June 17, 1998 the other comprehensive income amounts included in total comprehensive income consisted of unrealized gains on investments in debt and equity securities and foreign currency translation adjustments. Total comprehensive income was $26,904,000 and $12,921,000 for the twelve weeks ended and $49,562,000 and
$11,826,000 for the twenty four weeks ended June 11, 1997 and June 17, 1998, respectively.


NOTE  3.  OMNIBUS  STOCK  OPTION  PLAN
--------------------------------------
The Club Corporation International Omnibus Stock Plan (Plan) was adopted to be effective February 1998. The Plan provides for granting to key employee partners options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting will be determined at the time of grant and will generally be three to five years. The initial grant was 1,805,000 options with a five year vesting and a ten year expiration date. None of these options are currently exercisable.


NOTE  4.  SENIOR  CREDIT  FACILITY
----------------------------------
On May 27, 1998, Parent finalized a five-year $300,000,000 unsecured revolving credit facility agreement with a group of banks. The obligations under this facility are guaranteed by certain of its subsidiaries. The interest rate is determined using a LIBOR-based pricing matrix as defined in the agreement. As of June 17, 1998, ClubCorp has used this facility to refinance approximately $174,944,000 in existing debt and related accrued interest of its subsidiaries. In conjunction with this refinancing, unamortized loan costs and discounts on long-term debt totaling $1,810,000 are shown in the accompanying Consolidated
Statement of Operations as an extraordinary item - loss on extinguishment of debt. The amount outstanding under this agreement, including letters of credit of $14,657,000, as of June 17, 1998, is $189,657,000 at an interest rate of
LIBOR  plus  62.5  basis  points.



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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Club Corporation International ("ClubCorp" or the "Company") is a holding company incorporated under the laws of the State of Nevada that, through its subsidiaries, owns, operates and/or manages country clubs, golf clubs, public golf courses, city clubs, city/athletic clubs, athletic clubs, resorts, and certain related real estate through sole ownership, partial ownership (including joint venture interests) and management agreements. The Company's operations are organized into four business segments according to the type of facility or service - resorts, country club and golf facilities, city facilities, and international and other businesses. The Company's primary sources of revenue include membership dues, fees, and deposits, food and beverage sales, revenues from golf operations and lodging.

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

     The following discussion of the Company's financial condition and results of operations for the 12 and 24 weeks ended June 17, 1998 and June 11, 1997 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

12 WEEKS ENDED JUNE 17, 1998 COMPARED TO 12 WEEKS ENDED JUNE 11, 1997

Consolidated Operations

     Operating revenues increased 5.5% to $212.9 million for the 12 weeks ended June 17, 1998 from $201.8 million for the 12 weeks ended June 11, 1997 due primarily to increased revenues at mature facilities. Operating revenues of mature facilities (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased 8.3% to $195.4 million from $180.4 million for the same period.

     Operating costs and expenses, consisting of direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased 2.2%, to $163.9 million for the 12 weeks ended June 17, 1998 from $160.4 million for the 12 weeks ended June 11, 1997, principally reflecting increased operating costs and expenses at mature facilities which increased 4.5% to $157.1 million from $150.3 million for the same period, due primarily to increased costs of sales for food and beverage, golf operations, lodging, real estate sales and inflationary payroll cost increases.

     Selling, general and administrative expenses increased 12.8% to $17.6 million from $15.6 million, due primarily to bonus accruals for executives, regional and corporate management.

     Interest expense decreased 9.8% to $7.4 million from $8.2 million for the same period due mainly to 1997 and 1998 divestitures.

     Income from continuing operations decreased to $14.3 million from $27.0 million due to gains on the sale or divestiture of four facilities in the 12 weeks ended June 11, 1997.


Segment and Other Information - 12 Weeks

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resort segment for the 12 week periods ended June 11, 1997 and June 17, 1998:

                                      MATURE RESORTS    TOTAL RESORTS
                                     ----------------  ----------------
                                      1997     1998     1997     1998
                                     -------  -------  -------  -------
                                          (dollars in thousands)
Number of facilities at period end         4        4        8        6
Operating revenues                   $38,160  $43,650  $43,442  $46,316
Operating costs and expenses          30,598   32,889   37,601   36,651
                                     -------  -------  -------  -------
Segment operating income             $ 7,562  $10,761  $ 5,841  $ 9,665
                                     =======  =======  =======  =======

     Operating revenues from total resorts increased 6.6% due primarily to increased revenues at mature facilities offset to some extent by the effect of divestitures. Operating revenues from mature resorts increased 14.4%, which is indicative of increases of 9.2% in the occupancy rate and 6.0% in the average daily revenue per occupied room for Pinehurst, Homestead, and Barton Creek. Pinehurst continued to experience significant increases in operating revenues which are attributable to its hosting of the 1999 U.S. Open.

Country Club and Golf Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facility segment for the 12 week periods ended June 11, 1997 and June 17, 1998:

                                          MATURE            TOTAL
                                       COUNTRY CLUB      COUNTRY CLUB
                                         AND GOLF          AND GOLF
                                        FACILITIES        FACILITIES
                                     ----------------  ----------------
                                      1997     1998     1997     1998
                                     -------  -------  -------  -------
                                            (dollars in thousands)
Number of facilities at period end        98       98      112      110
Operating revenues                   $86,093  $92,835  $88,918  $96,864
Operating costs and expenses          68,344   73,174   70,488   76,885
                                     -------  -------  -------  -------
Segment operating income             $17,749  $19,661  $18,430  $19,979
                                     =======  =======  =======  =======

     Operating revenues from total country club and golf facilities increased 8.9% primarily due to increased revenues at mature properties. Operating revenues from mature country club and golf facilities increased 7.8% due to an increase in members, the opening of several courses at existing facilities which were closed for renovation during the prior year, and the acquisition of pro shops previously owned by golf professionals.

City Facilities

     The following table presents certain summary financial data and other operating data for the Company's city facility segment for the 12 week periods ended June 11, 1997 and June 17, 1998:

                                       MATURE CITY        TOTAL CITY
                                        FACILITIES        FACILITIES
                                     ----------------  ----------------
                                      1997     1998     1997     1998
                                     -------  -------  -------  -------
                                           (dollars in thousands)
Number of facilities at period end        91       91       91       94
Operating revenues                   $56,164  $58,874  $56,696  $59,791
Operating costs and expenses          51,379   51,018   52,002   51,745
                                     -------  -------  -------  -------
Segment operating income             $ 4,785  $ 7,856  $ 4,694  $ 8,046
                                     =======  =======  =======  =======

     Operating revenues from total city facilities increased 5.8% primarily due to increased revenues at mature facilities. Operating revenues from mature city facilities increased by 6.0% due to an increase in members and facilities usage.

International and Realty

     International operating revenues decreased by 18.5% to $2.2 million from $2.7 million due primarily to decreased equity earnings from a city club in Singapore that opened in 1997.

     Realty operating revenues decreased 13.1% to $5.3 million in 1998 from $6.1 million in 1997 due to decreased sales of land held for resale in connection with a golf facility in Colorado.

24 WEEKS ENDED JUNE 17, 1998 COMPARED TO 24 WEEKS ENDED JUNE 11, 1997

Consolidated Operations

     Operating revenues increased 6.7% to $384.9 million for the 24 weeks ended June 17, 1998 from $360.9 million for the 24 weeks ended June 11, 1997 due primarily to increased revenues at mature facilities. Operating revenues of mature facilities (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased 7.4% to $348.8 million from $324.9 million for the same period.

     Operating costs and expenses, consisting of direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased 4.3%, to $316.2 million for the 24 weeks ended June 17, 1998 from $303.1 million for the 24 weeks ended June 11, 1997, principally reflecting increased operating costs and expenses at mature facilities which increased 4.5% to $301.4 million from $288.4 million for the same period, due primarily to increases in costs of sales for food and beverage, golf operations, real estate sales, lodging and inflationary payroll cost increases.

     Selling, general and administrative expenses increased 7.4% to $32.0 million for the 24 weeks ended June 17, 1998 from $29.8 million for the 24 weeks ended June 11, 1997, due primarily to bonus accruals for executives, corporate and regional management.

     Interest expense decreased 8.0% to $14.9 million from $16.2 million for the same period, due mainly to 1997 and 1998 divestitures.

     Income from continuing operations decreased to $13.4 million from $24.5 million due to gains on the sale or divestiture of five facilities in the 24 weeks ended June 11, 1997.

Segment and Other Information - 24 Weeks

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resort segment for the 24 week periods ended June 11, 1997 and June 17, 1998:


                                               MATURE RESORTS       TOTAL RESORTS
                                            --------------------  ----------------
                                              1997       1998      1997     1998
                                            ---------  ---------  -------  -------
                                                    (dollars in thousands)
Number of facilities at period end                 4          4         8        6
Operating revenues                          $ 63,842   $ 70,876   $71,192  $74,867
Operating costs and expenses                  58,426     61,477    69,184   68,098
                                            ---------  ---------  -------  -------
Segment operating income                    $  5,416   $  9,399   $ 2,008  $ 6,769
                                            =========  =========  =======  =======

Room nights available                        183,601    183,127
Occupancy rate                                  46.0%      48.5%
Average daily room rate per occupied room   $    109   $    118
Average daily revenue per occupied room     $    640   $    712

     Operating revenues from total resorts increased 5.2% due primarily to increased revenues at mature facilities offset to some extent by the effect of divestitures. Operating revenues from mature resorts increased 11.0%, which is indicative of increases of 3.8% in the occupancy rate, 8.3% in the average daily room rate per occupied room, and 11.3% in the average daily revenue per occupied room for Pinehurst, Barton Creek, and Homestead. Pinehurst continued to experience significant increases in operating revenues which are attributable to its hosting of the 1999 U.S. Open.

Country Clubs and Golf Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facility segment for the 24 week periods ended June 11, 1997 and June 17, 1998:


                                           MATURE              TOTAL
                                        COUNTRY CLUB       COUNTRY CLUB
                                          AND GOLF           AND GOLF
                                         FACILITIES         FACILITIES
                                     ------------------  ------------------
                                       1997      1998      1997      1998
                                     --------  --------  --------  --------
                                             (dollars in thousands)
Number of facilities at period end         98        98       112       110
Operating revenues                   $152,365  $162,713  $158,155  $169,754
Operating costs and expenses          128,158   134,926   133,213   141,748
                                     --------  --------  --------  --------
Segment operating income             $ 24,207  $ 27,787  $ 24,942  $ 28,006
                                     ========  ========  ========  ========

     Operating revenues from total country club and golf facilities increased 7.3% primarily due to increased revenues at mature facilities. Operating revenues from mature country club and golf facilities increased 6.8% primarily due to an increase in members, the opening of several courses at existing facilities which were closed for renovation during the prior year, and the acquisition of pro shops previously owned by golf professionals.

City Facilities

     The following table presents certain summary financial data and other operating data for the Company's city facility segment for the 24 week periods ended June 11, 1997 and June 17, 1998:


                                        MATURE CITY          TOTAL CITY
                                         FACILITIES          FACILITIES
                                     ------------------  ------------------
                                       1997      1998      1997      1998
                                     --------  --------  --------  --------
                                            (dollars in thousands)
Number of facilities at period end         91        91        91        94
Operating revenues                   $108,739  $115,229  $110,445  $116,837
Operating costs and expenses          101,843   104,974   103,897   106,478
                                     --------  --------  --------  --------
Segment operating income             $  6,896  $ 10,255  $  6,548  $ 10,359
                                     ========  ========  ========  ========

     Operating revenues from total city facilities increased 5.8% due primarily to increased revenues at mature facilities. Operating revenues from mature city facilities increased by 6.0% due to an increase in members and facility usage.

International and Realty

     International operating revenues decreased to $4.0 million from $5.7 million primarily due to decreased equity earnings from a city club in Singapore that opened in 1997.

     Realty operating revenues increased to $11.6 million in 1998 from $8.5 million in 1997 primarily due to increased sales of real estate held for resale in connection with a golf facility in Colorado.

SEASONALITY

     The Company's quarterly results fluctuate as a result of a number of factors. Usage of the Company's country club and golf facilities and resorts declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. The Company's city facilities generate a disproportionately greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. As a result of these factors, the Company usually generates a disproportionate share of its revenues in the second, third, and fourth quarters of each year and has lower revenues in the first quarter. The timing of purchases, sales, or leases of facilities also have caused and may cause the Company's results of operations to vary significantly in otherwise comparable periods. In addition, the Company's results can be affected by non-seasonal and severe weather patterns.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations and capital replacements primarily through cash flows from operations. Historically, the Company financed its capital expansions through cash from operations and long-term debt at the subsidiary level. Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 3.8% to 5.2% of operating revenues during the last three years. The Company distinguishes capital expenditures made to refurbish and replace existing property and equipment (i.e., capital replacements) from other discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities.

     The Company has committed to provide updated technology to all of its properties during 1998 and 1999. This technology will include installation of point-of-sale hardware and software, replacement of computer hardware and software to provide network capabilities, the purchase and development of accounting software and hardware, and the installation of electronic time management systems. In January of 1998, the Company signed an agreement with Oracle Corporation to purchase new software for its accounting, purchasing, and human resources applications. The decision to acquire Oracle's software was made primarily to better enable management to improve operating efficiencies, exceed member expectations, grow the people, performance, profits, and markets by re-engineering processes using enterprise resource planning software. Executive management intends to allocate the necessary resources to develop additional technology applications and tools that will allow the properties to operate more effectively and efficiently and to increase the value of membership in conjunction with service excellence. Completion of the technology upgrade, including conversion of the existing software, is expected to require approximately $18.0 to $23.0 million in additional expenditures, of which $15.0 to $20.0 million will be capitalized. The upgrade will be funded through both a capital lease with a bank over a four to five year period and through cash flows from operations.

     Computer programs were historically written using two digits rather than four digits to identify the year. The computer might then recognize the two digits "00" as year 1900 rather than year 2000 resulting in possible system
failures, miscalculations, and/or loss of data.   This is referred to as the
"Year 2000" issue.   Implementation of Oracle software and updating and/or
replacement of other software programs addresses the Company's Year 2000 issue and is expected to be completed by October 1999. If the conversion is not completed in a timely manner, Year 2000 issues may have a significant impact on the Company's operations. The Company, however, has alternative plans in the event Oracle is not implemented in a timely manner. The Company does not believe that the Year 2000 problem will have a material adverse effect on the business operations or the financial performance of the Company. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company and its business.

     Membership deposits represent advance initiation deposits paid by members and are refundable a fixed number of years (generally 30 years) after the date of acceptance as a member. Management does not consider maturities of membership deposits over the next five years to be significant. Due to the utilization of long-term operating leases and membership deposits, the Company's leverage ratio (i.e., long-term debt to total capital) has been maintained at manageable levels which allow for adequate capability to finance future growth with long-term debt.

     All of the assets of the ClubCorp Stock Investment Plan ("Plan") are invested in shares of ClubCorp's common stock, $.01 par value per share ("Common Stock"), except for temporary investments of cash pending investment in Common Stock. All distributions from the Plan are made in cash. As a means of providing liquidity to the trustees of the Plan to meet their fiduciary obligations to distribute cash to participants requesting withdrawals, ClubCorp has provided the trustees the right ("Redemption Right") to cause the Company to redeem Common Stock, held in trust on behalf of the Plan, at the most recent appraised price as necessary to meet certain requirements. Withdrawals by participants and terminations by, and/or resignations from, the Company of participants in excess of anticipated levels could give rise to the exercise of withdrawal rights in substantial amounts and place significant demands on the liquidity of the Company. In such an event, the resources available to meet business expansion or other working capital needs could be adversely affected. As of June 17, 1998, the value of the Redemption Right was $56.8 million. The most recent appraised price of the Common Stock is $15.04 as of June 17, 1998. The appraised value of the Common Stock at June 17, 1998 is $1,278.0 million. The Redemption Right has never been exercised by the Plan, although the Company from time to time has repurchased Common Stock into treasury from certain stockholders. The Company does not believe that the Redemption Right will be exercised to any material extent by the Plan to meet any of its fiduciary obligations.

     Club Corporation International finalized an agreement on May 27, 1998 with a group of banks for a five-year $300.0 million unsecured senior revolving credit facility. The Company's obligations under this facility are guaranteed by certain of its subsidiaries. The interest rate is determined using a LIBOR-based pricing matrix as defined in the agreement. It is anticipated that interest rates under this facility will be substantially lower than interest rates on indebtedness which was repaid. The Company has used the facility to refinance approximately $174.9 million in existing debt and related accrued interest of certain of its subsidiaries. In conjunction with this refinancing, unamortized loan costs and discounts on long-term debt totaling $1.8 million are shown in the accompanying Consolidated Statement of Operations as an extraordinary item - loss on extinguishment of debt. The Company also intends to use the facility for working capital, capital expenditures, and acquisitions. The amount outstanding under this agreement, including letters of credit of $14.8 million, as of June 17, 1998, is $189.7 million at an interest rate of LIBOR plus 62.5 basis points.

     The Company uses financial instruments, principally swaps, to manage its interest rate exposure primarily from borrowings under its revolving credit facility. These contracts generally hedge balances for periods and amounts consistent with the Company's exposure and do not constitute investments independent of such exposures. The Company does not use these financial instruments for speculative or trading purposes. Swaps outstanding as of June 11, 1997 and June 17, 1998 were not material.

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

     The success of the Company depends on the Company's ability to attract and retain members at its clubs and maintain or increase usage of its facilities. The Company continues to focus its efforts on membership enrollment programs and quality service to reduce attrition as one of its top priorities for 1998. For the last several years, the Company has focused on efforts to retain existing members, attract new members and increase club usage through various programs and membership activities, including increasing member participation by continuing to implement member survey suggestions and increasing the involvement of member boards of governors in planning day-to-day activities. Although retention of existing members is one of ClubCorp's top priorities and the Company devotes substantial efforts to ensuring that members and customers are satisfied, many of the factors affecting club membership and facility usage are beyond the control of the Company. There can be no assurance that the Company will be able to maintain or increase membership or facilities' usage. Significant periods of attrition rates exceeding enrollments rates or facility usage below historical levels could have a material adverse effect on the Company's business, operating results, and financial condition.

     As of July 30, 1998, the Company was in the final stages of negotiations to lease one property and build three properties. The consummation of the lease and development of these properties is expected to require approximately $10.0 to $12.0 million in capital expenditures, to be funded primarily with cash flows from operations and external financing of Club Corporation International. The eventual outcome of the negotiations cannot be accurately predicted at this time.

     In June of 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 will be effective for the Company in its fiscal year ending in 2000. Due to the nature of the operations of the Company, the effect of implementation of SFAS 133 is not expected to have a significant impact on the financial position or results of operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION



Item  1.    Legal  Proceedings
            Refer to Note 5 to Condensed Notes to Consolidated Financial Statements

Item  2.    Changes  in  Securities  and  Use  of  Proceeds
            Not  applicable

Item  3.    Defaults  Upon  Senior  Securities
            Not  applicable

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders
          On May 11, 1998, the shareholders of Club Corporation International held their annual meeting to elect directors. The following directors were elected: Robert H. Dedman, Sr., Albert E. Chew, III, Nancy M. Dedman, Robert H. Dedman, Jr., Jerry W. Dickenson, Mark W. Dietz, Patricia Dedman Dietz, James M. Hinckley, Robert H. Johnson, James E. Maser, James P. McCoy, Jr., Richard S. Poole, and Terry A. Taylor. There were no other matters voted upon at the meeting.

Item  5.    Other  Information
            Not  applicable

Item  6.    Exhibits  and  Reports  on  Form  8-K
            (a)  Exhibits

            10.21 - $300,000,000 Credit Agreement Among Club Corporation International and Certain Lenders and Co-Agents dated May 27, 1998

            10.22 - Second Amendment to the Club Corporation International Executive Stock Option Plan

            15.1 - Letter from KPMG Peat Marwick LLP regarding unaudited interim financial statements

            (b)  Reports  on  Form  8-K

            The Company filed Form 8-K for the quarterly period ended June 17, 1998 on May 4, 1998 which included Item 8.
            Change in Fiscal Year.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CLUB CORPORATION INTERNATIONAL





Date:  August 3, 1998  By:  /s/ James P. McCoy, Jr.
                           -------------------------------
                           James P. McCoy, Jr.
                           Executive Vice President and
                           Chief Financial Officer
                           (chief accounting officer)