Form 10-K/A
period 1997-12-31
CLUB CORP INTERNATIONAL
filed 1998-10-23
CIK 929455

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes            X        No
                                                        ---------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.  [        ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at December 31, 1997 (the most recent date on which an appraisal was performed), based on the most recent appraised price of the Registrant's Common Stock, was $56,292,929.

     The number of shares of the Registrant's Common Stock outstanding as of February 28, 1998 was 85,003,839.

                                TABLE OF CONTENTS

This Amendment No. 1 amends Item 1, Item 6, Item 7, Item 8 and Exhibit 23.1 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1998. The complete text of each item which has been amended is included. Text of items which have not been amended are not included.

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

Nature of Operations
--------------------

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

     The Company's primary sources of revenue include membership dues, fees, and deposits, food and beverage sales, revenues from golf operations, and lodging facilities. The Company also receives management fees with respect to facilities that it manages for third parties.
     The Company receives membership deposits that constitute an important source of cash flows. Membership deposits represent advance initiation deposits paid by members and are refundable a fixed number of years (generally 30 years) after the date of acceptance as a member. The difference between the amount of the membership deposit paid and the present value of the obligation is recognized as revenue on a straight line basis over the expected average life of active membership.

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

Private Clubs
-------------

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

Management  Services
--------------------

     In addition to operations that are solely or partially owned by the Company, the Company provides professional management and consulting services to third parties who own private clubs and public golf facilities. Fees for the Company's management and consulting services accounted for $9.4 million of operating revenues (1.1% of the Company's total operating revenues) during 1997, $8.2 million of operating revenues (1.1% of the Company's total operating revenues) during 1996 and $10.3 million of operating revenues (1.4% of the Company's total operating revenues) during 1995. In calculating revenues from management and consulting services, the Company includes only the fees received by the Company for such services and does not include revenues of the facilities under management.

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

     During 1997, 1996 and 1995, these corporate services generated approximately $35.0 million, $37.9 million and $31.8 million, respectively, in operating revenues for the Company.

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

                                                                                AT OR FOR THE YEAR ENDED DECEMBER 31, (7)
                                                                            -------------------------------------------------
                                                                             1997 (1)       1996      1995 (2)     1994 (3)
                                                                            -----------  ----------  -----------  -----------
INCOME STATEMENT DATA:
  Operating revenues (5)                                                    $  827,597   $  771,177  $  752,479   $  698,984
  Income (loss) from continuing operations (5)                              $   87,864   $   17,202  $  (17,623)  $   23,933
  Income (loss) from continuing operations per share assuming dilution (5)  $     1.02   $     0.20  $    (0.20)  $     0.28
  Net income (loss)                                                         $  113,010   $    5,565  $  (17,440)  $   15,832
  Net income (loss) per share assuming dilution                             $     1.31   $     0.06  $    (0.20)  $     0.18
BALANCE SHEET DATA:
  Total assets                                                              $1,028,674   $1,554,597  $1,830,449   $2,043,406
  Capitalization:
     Financial services liabilities                                         $        -   $  549,246  $  877,345   $1,118,937
     Long-term debt (including current portion)                                255,857      343,917     313,461      285,128
     Membership deposits                                                        83,066       74,202      68,729       56,971
     Redemption value of common stock held by benefit plan (6)                  53,652       43,233      35,414       37,112
     Stockholders' equity                                                      388,615      290,552     284,095      313,482
                                                                            -----------  ----------  -----------  -----------
     Total capitalization                                                   $  781,190   $1,301,150  $1,579,044   $1,811,630
                                                                            ===========  ==========  ===========  ===========



                                                                             1993 (4)
                                                                            -----------
INCOME STATEMENT DATA:
  Operating revenues (5)                                                    $  620,077
  Income (loss) from continuing operations (5)                              $   16,511
  Income (loss) from continuing operations per share assuming dilution (5)  $     0.19
  Net income (loss)                                                         $   51,847
  Net income (loss) per share assuming dilution                             $     0.60
BALANCE SHEET DATA:
  Total assets                                                              $2,345,565
  Capitalization:
     Financial services liabilities                                         $1,552,257
     Long-term debt (including current portion)                                194,398
     Membership deposits                                                        45,222
     Redemption value of common stock held by benefit plan (6)                  41,165
     Stockholders' equity                                                      341,379
                                                                            -----------
     Total capitalization                                                   $2,174,421
                                                                            ===========

__________________


(1) The sale of Franklin Federal Bancorp was consummated on January 2, 1997 for $90.0 million. ClubCorp's gain on the sale, net of taxes and minority interest, was $25.1 million. In addition, the Company decreased the valuation allowance on its deferred tax asset. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(2) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 for the year ended December 31, 1995. In adopting SFAS 121, the Company recorded an impairment loss of $23.0 million on long-lived assets which is reported separately as a component of income (loss) from continuing operations.
(3) The Company acquired Mission Hills Country Club and the Homestead Resort in the last quarter of 1993. These properties significantly impacted the Company's operating revenues in 1994, generating $12.1 and $30.8 million, respectively, in operating revenues in 1994. Franklin had a net loss of $12.7 million in 1994 due to rising interest rates and lower of cost or market adjustments on whole loan adjustable rate mortgages. In order to maintain compliance with capital ratios, Franklin effected shrinkage chiefly through the liquidation of assets designated as available for sale and the retirement of short-term liabilities, primarily FHLB advances. Hospitality properties acquired in 1994 accounted for the increase in long-term debt.
(4) The Company adopted SFAS 109 on January 1, 1993. In adopting SFAS 109, the Company recorded a cumulative effect of the change in accounting for income taxes, included in income, and a deferred tax asset, included in other assets, equal to $27.0 million.
(5) The Company disposed of its financial services segment on January 2, 1997; therefore, the segment is presented as discontinued operations.
(6) As a means of providing liquidity to the trustees of the Plan, which became effective January 1, 1993, to meet their fiduciary obligations to distribute cash to Plan participants requesting withdrawals, ClubCorp has provided a redemption right to the trustees to cause the Company to redeem Common Stock at the most recent appraised price. The value (Redemption Value) of this redemption right has been accounted for as a reduction of stockholders' equity. The Redemption Value is calculated as the product of the most recent appraised price multiplied by the number of shares of Common Stock held by the benefit plan.
(7) As discussed in Note 2 to the Consolidated Financial Statements of the Company, the Company changed its method of accounting for membership initiation deposits and fees and the related incremental direct selling costs and has restated the Consolidated Financial Statements to give retroactive effect to this change.


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


                                          MATURE 1997 RESORT PROPERTIES
                                              FISCAL YEAR ENDED
                                        ---------------------------------
                                            DECEMBER 31,    DECEMBER 23,
                                                1997            1996
                                           --------------  --------------
Room nights available                            467,822         472,074
Occupancy rate                                      53.7%           49.7%
Average daily room rate per occupied room  $         149   $         140
Average daily revenue per occupied room    $         601   $         562

     The room nights available, occupancy rate, average daily room rate per occupied room and average daily revenue per available room at the Company's mature resort properties owned as of December 23, 1996, were as follows for the fiscal years ended December 23, 1996 and December 25, 1995:


                                           MATURE 1996 RESORT PROPERTIES
                                                FISCAL YEAR ENDED
                                           ------------------------------
                                            DECEMBER 23,    DECEMBER 25,
                                                1996            1995
                                           --------------  --------------
Room nights available                            622,352         616,676
Occupancy rate                                      45.6%           48.0%
Average daily room rate per occupied room  $         127   $         117
Average daily revenue per occupied room    $         505   $         466

     The rounds played and average revenues per round played at the Company's mature public golf and golf club properties (i.e., those properties for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) owned as of December 31, 1997, were as follows for the fiscal years ended December 31, 1997 and December 25, 1996:


                           MATURE 1997 GOLF PROPERTIES
                               FISCAL YEAR ENDED
                           ----------------------------
                           DECEMBER 31,   DECEMBER 25,
                               1997           1996
                           -------------  -------------
Rounds                         1,423,259      1,309,660
Average revenue per round  $       35.80  $       35.03

     The rounds played and average revenues per round played at the Company's mature public golf properties owned as of December 25, 1996, were as follows for the fiscal years ended December 25, 1996 and December 27, 1995:


                           MATURE 1996 GOLF PROPERTIES
                                FISCAL YEAR ENDED
                           ----------------------------
                           DECEMBER 25,   DECEMBER 27,
                               1996           1995
                           -------------  -------------
Rounds                         1,379,756      1,342,507
Average revenue per round  $       35.63  $       34.51


RESULTS  OF  OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 25, 1996

     Operating revenues increased 7.3% to $827.6 million in 1997 from $771.2 million during 1996 due primarily to volume increases at mature resorts, improvement in net enrollment at mature private clubs, and an additional week of operations. The subsidiaries of the Company operate primarily on a 52/53 week fiscal year. 1997 includes 53 weeks. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased to $727.3 million from $665.8 million, an increase of 9.2% due to improving membership trends, volume increases, an additional week of operations, and inflationary price increases.

     Operating revenues from mature private club properties increased 7.6% to $521.1 million in 1997 from $484.1 million in 1996 due to improvement in net enrollment rates, volume increases, an additional week of operations, and inflationary price increases. Membership enrollment (i.e., members added) was 20.3% and membership attrition (i.e., members lost) was 18.7% for a net increase of 3,171 members in 1997 (1.7% of year-end 1996 membership). Mature private clubs membership dues and food and beverage revenues increased 7.6% and 4.4%, respectively, to $252.4 and $179.6 million from $234.6 and $172.0 million, respectively, also due primarily to improving membership trends, volume increases, an additional week of operations, and inflationary price increases as profit margins on food and beverage remained flat.

     Golf clubs' operating revenues increased to $29.6 million from $26.3 million or 12.5% resulting primarily from improved usage at golf clubs, including one property which recently opened its clubhouse, and 1996 acquisitions. Mature golf clubs' operating revenues increased 3.0% to $24.1 million in 1997 from $23.4 million in 1996, reflecting an increase of 4.1% in rounds played combined with an increase of 6.1% in revenue per round.

     Public golf operating revenues increased to $33.3 million for 1997, or 13.7%, from $29.3 million for 1996 due primarily to the opening of a new course in California. Mature public golf operating revenues increased from $23.3 million in 1996 to $26.0 million in 1997 or 11.6% as rounds played increased by 11.2% and revenue per round increased by 0.4%.

     Resorts' operating revenues increased 13.2% to $168.2 million from $148.6 million in 1996 primarily due to the acquisition of one resort late in 1996 and volume increases at mature properties. Mature resorts' operating revenues increased to $155.7 million from $136.6 million or 14.0%, reflecting increases of 4.0 percentage points in the occupancy rate, 6.9% in the average daily revenue per occupied room, and 6.4% in the average daily room rate per occupied room. Pinehurst, which will host the 1999 United States Open, experienced significant increases in operating revenues in anticipation of this event.

     Realty operating revenues decreased to $24.5 million from $29.4 million or 16.7% primarily due to decreased sales of real estate held for resale in Ohio and South Carolina.

     International operating revenues increased to $3.2 million in 1997 from $1.7 million in 1996 due to 1997 and 1996 acquisitions.

     Golf and other recreation income increased 12.8% to $178.1 million in 1997 from $157.9 million in 1996, primarily due to acquisitions in 1996, volume increases at mature properties including the opening of new golf courses at certain properties, and an additional week of operations.

     Operating costs and expenses, representing direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased to $694.2 million for 1997 from $659.9 million for 1996 or 5.2%. Operating costs and expenses at mature properties increased 8.1% to $522.0 million in 1997 from $483.1 million in 1996, mainly due to increases in costs of sales for food and beverage, golf operations, payroll costs, and incentive bonus accruals.

     Selling, general and administrative expenses increased to $68.0 million from $61.3 million or 10.9% due primarily to increased costs for international new business and development.

     Income tax (provision) benefit increased to $41.3 million in 1997 from $(2.6) million in 1996 due to a decrease in the valuation allowance of $66.6 million allocated to income tax expense. See "- Factors That May Affect Future Operating Results".

     Income from continuing operations increased to $87.9 million in 1997 from $17.2 million in 1996 due to the Company's success in controlling costs and growing revenues and volume increases at mature properties and a decrease in the valuation allowance on the Company's deferred tax asset. See "- Factors That May Affect Future Operating Results".

     Other income of $1.1 million in 1997 is due to the partial reversal of an accrual for pending litigation in the ordinary course of business.

FISCAL YEAR ENDED DECEMBER 25, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 27, 1995

     Operating revenues increased 2.5% to $771.2 million in 1996 from $752.5 million during 1995. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased to $666.1 million from $650.7 million, an increase of 2.4% due to improving membership trends and inflationary price increases.

     Operating revenues from mature private club properties increased 2.1% to $476.8 million in 1996 from $466.9 million in 1995 due primarily to inflationary price increases. Membership enrollment (i.e., members added) was 17.4% and membership attrition (i.e., members lost) was 18.0% for a net decrease of 1,126 members in 1996 (0.6% of year-end 1995 membership). Mature private clubs membership dues and usage revenues (i.e., food and beverage, golf, lodging, and other recreation) increased 2.5% and 2.4%, respectively, to $235.4 and $237.5 million from $229.7 and $232.0 million, respectively, also due primarily to inflationary price increases.

     Golf clubs' operating revenues increased to $26.3 million from $23.4 million or 12.4% resulting primarily from improved usage at golf clubs including one property which recently opened its clubhouse and 1996 acquisitions. Mature golf clubs' operating revenues increased 4.4% to $23.7 million in 1996 from $22.7 million in 1995, reflecting an increase of 4.0% in rounds played combined with an increase of 0.3% in revenue per round.

     Golf and other recreation income increased 9.6% to $157.9 million in 1996 from $144.1 million in 1995, primarily due to acquisitions in 1995 and 1996 and the opening of new golf courses at certain mature properties.

     Selling, general and administrative expense decreased 7.4% to $61.3 million in 1996 from $66.2 million in 1995 due to lower levels of relocation costs, severance, professional fees, rent, and international new business and development costs.

     Impairment loss on assets to be held and used was $2.8 million in 1996 representing an estimate of impairment on long-lived assets in accordance with SFAS 121.

     Income (loss) from continuing operations increased to $17.2 million in 1996 from $(17.6) million in 1995 primarily due to the impairment loss on assets to be held and used of $23.0 million in 1995 which decreased to $2.8 million in 1996. Also, during 1996 the Company was successful in its efforts to control expenses and increase revenues. While operating revenues increased 2.5%, operating costs and expenses increased only 1.1%.

     Interest expense increased 4.9% to $34.0 million for 1996 from $32.4 million in 1995, due in part to higher leveraged acquisition activity.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company finances its operations and capital expenditures primarily through cash flows from operations and long-term debt. Membership deposits collected by a subsidiary are used to finance such subsidiary's operations and capital expenditures. Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 3.8% to 5.3% of operating revenues during the last three years. The Company distinguishes capital expenditures made to refurbish and replace existing property and equipment (i.e., capital replacements) from other discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities.

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


                                            YEARS ENDED DECEMBER 31,
                                            ------------------------
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

     During 1996 and 1997, the Company was successful in its efforts to control expenses and increase operating revenues. While operating revenues increased 2.5% and 7.3% in 1996 and 1997, respectively, operating costs and expenses increased only 1.1% and 5.2%, in 1996 and 1997, respectively. It is uncertain if the Company can continue to create operating efficiencies and thus decrease costs in 1998 to the extent cost reductions were achieved in 1996 and 1997.

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

     ClubCorp files a consolidated federal income tax return. See Note 12 of the Notes to the Consolidated Financial Statements for additional disclosures related to ClubCorp's income taxes. ClubCorp's federal and state income taxes are as follows (dollars in millions):

                                      Years  ended  December  31,
                                 ----------------------------------------
                                 1997   1997   1996   1996   1995   1995
                                 ----  ------  ----  ------  ----  ------
Income tax benefit (provision):
   Federal
     Current                            (0.7)          0.1           0.9
     Deferred                           44.1          (1.2)         (2.3)
                                       ------        ------        ------
                                        43.4          (1.1)         (1.4)
   State                                (2.1)         (1.5)         (1.8)
                                       ------        ------        ------
                                       $41.3         $(2.6)        $(3.2)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and related notes begin on Page F-1 of this Amendment No. 1 to the Annual Report on Form 10-K.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) The following audited Consolidated Financial Statements of ClubCorp and its subsidiaries as of December 31, 1996 and 1997, and for the years ended December 31, 1995, 1996 and 1997 are included in this Amendment No. 1 to the Annual Report on Form 10-K, beginning on Page F-1:

          Independent auditors' report

          Consolidated balance sheet

          Consolidated statement of operations

          Consolidated statement of stockholders' equity

          Consolidated statement of cash flows

          Notes to consolidated financial statements


(a)(2) The following financial statement schedule is included in this Amendment No. 1 to the Annual Report on Form 10-K, beginning on Page S-1:

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

CLUBCORP  INTERNATIONAL,  INC.
(formerly  Club  Corporation  International)


By:                *
     ----------------------------------
     Robert  H.  Dedman,  Sr.
     Chairman  of  the  Board


By:  /s/James  P.  McCoy,  Jr.
     ----------------------------------
     James  P.  McCoy,  Jr.
     Executive  Vice  President,
     Chief  Financial  Officer/
     Chief  Accounting  Officer

Date: October  22,  1998
      ------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                                          TITLE                              DATE
----------------------------  ------------------------------------------------  ----------------
                         *                                                      October 22, 1998
----------------------------  Chairman of the Board and Chief Executive
Robert H. Dedman, Sr.         Officer (Principal Executive Officer)

                         *    Vice Chairman of the Board                        October 22, 1998
----------------------------
James E. Maser

                         *    President, Chief Operating Officer and Director   October 22, 1998
----------------------------
Robert H. Dedman, Jr.

/s/ James P. McCoy, Jr.                                                         October 22, 1998
----------------------------  Senior Vice President, Chief Financial Officer
James P. McCoy, Jr.           and Director (Principal Financial Officer)

                         *    Director                                          October 22, 1998
----------------------------
Jerry W. Dickenson

                         *    Director                                          October 22, 1998
----------------------------
James M. Hinckley

                         *    Director                                          October 22, 1998
----------------------------
Robert H. Johnson

                         *                                                      October 22, 1998
----------------------------  Senior Vice President, Secretary, Chief Legal
Terry A. Taylor               Officer and Director

                         *    Executive Vice President and Director             October 22, 1998
----------------------------
Mark W. Dietz

                         *    Senior Vice President and Director                October 22, 1998
----------------------------
Albert E. Chew, III

                         *    Director                                          October 22, 1998
----------------------------
Nancy M. Dedman

                         *    Director                                          October 22, 1998
----------------------------
Patricia Dedman Dietz

                         *    Executive Vice President and Director             October 22, 1998
----------------------------
Richard S. Poole



By:  /s/ James P. McCoy, Jr.
----------------------------
 James P. McCoy, Jr.
 Attorney-in-Fact



____________________
* Power of Attorney and Unanimous Written Consent of the Board of Directors authorizing James P. McCoy, Jr. to sign this Amendment No.1 on Form 10-K on behalf of the directors and certain officers of the Company has been filed with the Securities and Exchange Commission.

                                INDEX TO EXHIBITS



Exhibit  Number       Exhibit
---------------       -------

        23.1          Consent  of  KPMG  Peat  Marwick  LLP


INDEPENDENT AUDITORS' REPORT
----------------------------


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

As discussed in Note 1, ClubCorp changed its method of accounting for the impairment of long-lived assets in 1995 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As discussed in Note 2 to the accompanying consolidated financial statements, ClubCorp changed its method of accounting for membership initiation deposits and fees and the related incremental direct selling costs and has restated the consolidated financial statements to give retroactive effect to this change.



               KPMG Peat Marwick LLP




Dallas, Texas
February 27, 1998, except as to Note 2
which is as of October 13, 1998


CLUB CORPORATION INTERNATIONAL
CONSOLIDATED BALANCE SHEET
December 31, 1996 and 1997
(Dollars in thousands, except share amounts)



 Assets                                                                     1996         1997
 ------                                                                  ----------   -----------
Current assets:
 Cash and cash equivalents                                               $   74,454   $  101,419
 Membership and other receivables, net                                       73,139       76,522
 Inventories                                                                 13,886       14,954
 Other assets                                                                14,118       14,968
                                                                         -----------  -----------
     Total current assets                                                   175,597      207,863

Property and equipment, net                                                 663,387      677,227
Other assets                                                                126,131      143,584
Financial services assets                                                   589,482            -
                                                                         -----------  -----------
                                                                         $1,554,597   $1,028,674
                                                                         ===========  ===========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
 Accounts payable and accrued liabilities                                $   54,933   $   57,996
 Long-term debt - current portion                                           120,694       74,621
 Other liabilities                                                           77,778       79,995
                                                                         -----------  -----------
     Total current liabilities                                              253,405      212,612

Long-term debt                                                              223,223      181,236
Other liabilities                                                           120,736      109,493
Membership deposits                                                          74,202       83,066
Financial services liabilities                                              549,246            -

Redemption value of common stock held by benefit plan                        43,233       53,652

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 90,219,408 issued in 1996 and 1997, 85,393,241 and 85,003,839 outstanding
 in 1996 and 1997, respectively                                                 902          902
Additional paid-in capital                                                   10,380       10,607
Foreign currency translation adjustment                                         (54)         260
Unrealized gains or losses on investments in debt and equity securities         (46)           -
Retained earnings                                                           316,470      419,061
Treasury stock                                                              (37,100)     (42,215)
                                                                         -----------  -----------
     Total stockholders' equity                                             290,552      388,615
                                                                         -----------  -----------
                                                                         $1,554,597   $1,028,674
                                                                         ===========  ===========

See accompanying notes to consolidated financial statements.


CLUB CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31, 1995, 1996 and 1997
(Dollars in thousands, except per share amounts)



                                                              1995         1996            1997
                                                            ---------  -------------     ---------
Operating revenues                                          $752,479   $    771,177      $827,597
Operating costs and expenses                                 652,995        659,892       694,165
Selling, general and administrative expenses                  66,174         61,344        67,988
Impairment loss from assets to be held and used (Note 1)      23,000          2,800             -
                                                            ---------  -------------     ---------

Income from operations                                        10,310         47,141        65,444

(Loss) gain on divestitures                                   (1,132)        (1,974)        4,729
Interest and investment income                                 9,399         11,092         9,643
Interest expense                                             (32,460)       (34,044)      (34,044)
Other income (expense)                                            19         (2,974)        1,118
                                                            ---------  -------------     ---------

(Loss) income from continuing operations before
 income taxes and minority interest                          (13,864)        19,241        46,890

Income tax (provision) benefit                                (3,217)        (2,581)       41,264

Minority interest                                               (542)           542          (290)
                                                            ---------  -------------     ---------

(Loss) income from continuing operations                     (17,623)        17,202        87,864

Discontinued operations:
 Income from operations of discontinued financial
   services segment, net of income taxes of $(1,563)
   and $95 in 1995 and 1996, respectively                        183          1,446             -
 (Loss) income on disposal of financial services segment,
   net of income taxes of $8,425 and $(15,221)
   in 1996 and 1997, respectively                                  -        (13,083)       25,146
                                                            ---------  -------------     ---------
                                                                 183        (11,637)       25,146
                                                            ---------  -------------     ---------

Net (loss) income                                           $(17,440)  $      5,565      $113,010
                                                            =========  =============     =========


Basic earnings per share:

(Loss) income from continuing operations                    $   (.20)  $        .20      $   1.03
Discontinued operations                                            -           (.13)          .29
                                                            ---------  -------------     ---------
Net (loss) income                                           $   (.20)  $        .07      $   1.32
                                                            =========  =============     =========

Diluted earnings per share:

(Loss) income from continuing operations                    $   (.20)  $        .20      $   1.02
Discontinued operations                                            -           (.14)          .29
                                                            ---------  -------------     ---------
Net (loss) income                                           $   (.20)  $        .06      $   1.31
                                                            =========  =============     =========


See accompanying notes to consolidated financial statements.


CLUB CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1995, 1996 and 1997
(Dollars in thousands, except share amounts)


                                                  Common stock (100,000,000 shares
                                                authorized, par value $0.01 per share)
                                             --------------------------------------------
                                                                                                           Foreign
                                                          Treasury                         Additional     Currency
                                               Shares      Stock        Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding   Value     Capital     Adjustment
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1994, as restated   90,219,408  4,096,353    86,123,055   $  902  $     9,383  $        172
Net loss                                              -          -             -        -            -             -
Purchase of treasury stock                            -    653,689      (653,689)       -            -             -
Reissuance of treasury stock                          -    (25,399)       25,399        -           72             -
Stock issued in connection with bonus plans           -   (172,267)      172,267        -          620             -
Foreign currency translation adjustment               -          -             -        -            -          (223)
Change in unrealized gains and losses                 -          -             -        -            -             -
Change in redemption value of common
   stock held by benefit plan                         -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1995, as restated   90,219,408  4,552,376    85,667,032   $  902  $    10,075  $        (51)

Net income                                            -          -             -        -            -             -
Purchase of treasury stock                            -    408,487      (408,487)       -            -             -
Reissuance of treasury stock                          -    (24,258)       24,258        -           71             -
Stock issued in connection with bonus plans           -   (110,438)      110,438        -          234             -
Foreign currency translation adjustment               -          -             -        -            -            (3)
Change in unrealized gains and losses                 -          -             -        -            -             -
Change in redemption value of common
   stock held by benefit plan                         -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1996, as restated   90,219,408  4,826,167    85,393,241   $  902  $    10,380  $        (54)

NET INCOME                                            -          -             -        -            -             -
PURCHASE OF TREASURY STOCK                            -    447,850      (447,850)       -            -             -
STOCK ISSUED IN CONNECTION WITH BONUS PLANS           -    (58,448)       58,448        -          227             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -        -            -           314
CHANGE IN UNREALIZED GAINS AND LOSSES                 -          -             -        -            -             -
CHANGE IN REDEMPTION VALUE OF COMMON
   STOCK HELD BY BENEFIT PLAN                         -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
BALANCES AT DECEMBER 31, 1997, AS RESTATED   90,219,408  5,215,569    85,003,839   $  902  $    10,607  $        260
                                             ==========  ==========  ============  ======  ===========  =============


                                                Unrealized
                                              Gains or Losses
                                              on Investments
                                                in Debt and                                  Total
                                                  Equity         Retained    Treasury    Stockholders'
                                                Securities       Earnings     Stock         Equity
                                             -----------------  ----------  ----------  ---------------
Balances at December 31, 1994, as restated   $         (2,766)  $ 334,466   $ (28,675)  $      313,482
Net loss                                                    -     (17,440)          -          (17,440)
Purchase of treasury stock                                  -           -      (6,487)          (6,487)
Reissuance of treasury stock                                -           -         184              256
Stock issued in connection with bonus plans                 -           -       1,235            1,855
Foreign currency translation adjustment                     -           -           -             (223)
Change in unrealized gains and losses                  (9,046)          -           -           (9,046)
Change in redemption value of common
   stock held by benefit plan                               -       1,698           -            1,698
                                             -----------------  ----------  ----------  ---------------
Balances at December 31, 1995, as restated   $        (11,812)  $ 318,724   $ (33,743)  $      284,095

Net income                                                  -       5,565           -            5,565
Purchase of treasury stock                                  -           -      (4,356)          (4,356)
Reissuance of treasury stock                                -           -         183              254
Stock issued in connection with bonus plans                 -           -         816            1,050
Foreign currency translation adjustment                     -           -           -               (3)
Change in unrealized gains and losses                  11,766           -           -           11,766
Change in redemption value of common
   stock held by benefit plan                               -      (7,819)          -           (7,819)
                                             -----------------  ----------  ----------  ---------------
Balances at December 31, 1996, as restated   $            (46)  $ 316,470   $ (37,100)  $      290,552

NET INCOME                                                  -     113,010           -          113,010
PURCHASE OF TREASURY STOCK                                  -           -      (5,568)          (5,568)
STOCK ISSUED IN CONNECTION WITH BONUS PLANS                 -           -         453              680
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                     -           -           -              314
CHANGE IN UNREALIZED GAINS AND LOSSES                      46           -           -               46
CHANGE IN REDEMPTION VALUE OF COMMON
   STOCK HELD BY BENEFIT PLAN                               -     (10,419)          -          (10,419)
                                             -----------------  ----------  ----------  ---------------
BALANCES AT DECEMBER 31, 1997, AS RESTATED   $              -   $ 419,061   $ (42,215)  $      388,615
                                             =================  ==========  ==========  ===============


See accompanying notes to consolidated financial statements.


CLUB CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 1995, 1996 and 1997
(Dollars in thousands)


                                                                           1995        1996        1997
                                                                        ----------  ----------  ----------
Cash flows from operations:
 Net (loss) income                                                      $ (17,440)  $   5,565   $ 113,010
 Adjustments to reconcile net (loss) income to cash flows
    provided from operations:
   Depreciation and amortization                                           49,335      48,948      47,314
   Impairment loss from assets to be held and used                         23,000       2,800           -
   Gain (loss) on divestitures                                              1,132       1,974      (4,729)
   Minority interest in net income (loss) of subsidiary                       542        (542)        290
   Gain on disposal of financial services segment                               -           -     (25,146)
   Amortization of discount on membership deposits                          4,555       5,029       5,777
   Equity in (losses) earnings of joint ventures                           (2,209)      2,084        (852)
   Deferred income taxes                                                    2,283       1,207     (44,045)
   Decrease in real estate held for sale                                   15,380      16,919      14,828
   Net change in membership and other receivables, net                        928      (7,986)     (3,033)
   Net change in accounts payable and accrued liabilities                  10,635       6,055       2,017
   Net change in deferred membership revenues                              (2,356)      4,641       2,823
   Other                                                                  (10,087)      1,843      (1,223)
   Net change in operating assets of discontinued operations                  387      17,067           -
                                                                        ----------  ----------  ----------
       Cash flows provided from operations                                 76,085     105,604     107,031

Cash flows from investing activities:
 Additions to property and equipment                                      (65,307)    (47,982)    (58,768)
 Development of new facilities                                             (5,693)     (4,306)     (5,775)
 Development costs for real estate held for sale                          (12,509)    (17,329)     (9,563)
 Acquisition of facilities                                                (25,529)    (39,685)     (6,436)
 Investment in joint ventures                                              (1,000)       (747)     (6,123)
 Proceeds from disposition of assets and subsidiaries, net                  2,443       1,216      13,026
 Proceeds from disposal of financial services segment                           -           -      89,968
 Other                                                                     11,896       6,685       7,371
 Investing activities of discontinued operations                          247,085     305,772           -
                                                                        ----------  ----------  ----------
       Cash flows provided from investing activities                      151,386     203,624      23,700

Cash flows from financing activities:
 Borrowings of long-term debt                                              78,626      57,606      19,441
 Repayments of long-term debt                                             (56,213)    (33,336)   (103,730)
 Membership deposits received, net                                          2,745         350       1,744
 Treasury stock transactions, net                                          (6,231)     (4,102)     (5,568)
 Repayment of Federal Home Loan Bank advances                                   -           -      (3,153)
 Dividends paid to minority shareholders of financial services segment          -           -     (12,500)
 Financing activities of discontinued operations                         (232,452)   (324,834)          -
                                                                        ----------  ----------  ----------
       Cash flows used by financing activities                           (213,525)   (304,316)   (103,766)
                                                                        ----------  ----------  ----------

Total net cash flows                                                       13,946       4,912      26,965
                                                                        ----------  ----------  ----------
Net cash flows from discontinued operations                                15,203     (13,632)          -
                                                                        ----------  ----------  ----------
Net cash flows from continuing operations                               $  (1,257)  $  18,544   $  26,965
                                                                        ==========  ==========  ==========


See accompanying Notes 3, 4, 5, 9, 13 and 14 for supplemental disclosure of non-cash activities.
See accompanying notes to consolidated financial statements.




CLUB CORPORATION INTERNATIONAL
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------
Consolidation
-------------
The consolidated financial statements include the accounts of Club Corporation International (Parent) and its subsidiaries (collectively ClubCorp) except for certain subsidiaries of Franklin Federal Bancorp, a Federal Savings Bank (Franklin). On January 2, 1997, Franklin sold certain assets and transferred certain liabilities to Norwest Corporation. Thus, Franklin is classified as a discontinued operation (Note 3) and Franklin's assets, liabilities, income
(loss) from operations and cash flow activity are segregated in the accompanying financial statements. Unless otherwise indicated, all financial information in the Notes to the Consolidated Financial Statements excludes the discontinued operation.

Investments in affiliates are accounted for on the equity method. Under the equity method, original investments are recorded at cost and are adjusted by ClubCorp's share of the undistributed earnings or losses of these affiliates (Note 5). All material intercompany balances and transactions have been eliminated.

No minority interest is recorded for minority stockholders of three city clubs, two resort subsidiaries and two real estate development subsidiaries because of deficit capital positions and a joint venture partner's deficit capital position. The deficit capital position of the joint venture partner is included as a reduction of other liabilities. Minority stockholders' share of these entities' cumulative and 1997 losses which approximate $7,558,000 and $1,291,000, respectively, have been charged to ClubCorp. Future earnings of these subsidiaries will be credited to ClubCorp to the extent of minority interest losses previously absorbed.

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

Fiscal  year
------------
Effective January 1, 1997, ClubCorp changed its fiscal year from a calendar year ending December 31 to a 52/53 week fiscal year ending on the last Wednesday of December. The hospitality segment subsidiaries were previously reported on a 52/53 week fiscal year with acquisitions, divestitures and other material transactions of the hospitality segment during the period from December 27, 1995 to December 31, 1995 and December 25, 1996 to December 31, 1996 recorded in these statements. The current year is comprised of the 53 weeks ended December 31, 1997. The accounts of Franklin are included for all of calendar years 1995 and 1996.

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

Impairment of long-lived assets and intangible assets
-----------------------------------------------------
In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

ClubCorp adopted SFAS 121 for the year ended December 31, 1995 which resulted in an impairment loss of $23,000,000 from assets to be held and used. An additional impairment loss of $2,800,000 was recorded for the year ended December 31, 1996. The impairment losses are reported separately in the consolidated statement of operations.

ClubCorp assessed the recoverability of long-lived assets by determining whether the fixed asset balance plus any intangibles for each property could be recovered over its remaining life through undiscounted future operating cash flows. Fair value, for purposes of calculating impairment, was measured based on discounted future operating cash flows using a risk-adjusted discount rate. Events or changes in circumstances identified indicating that the carrying amount of certain long-lived assets may not be recoverable were primarily decreases in the market values of assets and current period cash flow deficits combined with historical cash flow deficits and forecasts of continuing deficits. In 1995 and 1996, impaired assets identified were property and equipment including land and land improvements, buildings, leasehold improvements, and furniture and equipment for certain properties. No intangible assets were associated with these properties. ClubCorp believes that no impairment has occurred related to any of its intangible assets.

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

Depreciation is provided primarily using the straight line method based on the following estimated useful lives:


Depreciable land improvements             20 years
Building and recreational facilities      40 years
Furniture and fixtures                3 - 10 years
Machinery and equipment               3 - 10 years

Leasehold improvements and assets under capital leases are amortized over the period of the respective leases using the straight line method.

Inventories
-----------
Inventories, which consist primarily of food and beverage and merchandise held for resale, are stated at the lower of cost (first-in, first-out method) or market value.

Real  estate  held  for  sale
-----------------------------
Real estate held for sale consists primarily of land, land development costs and related amenities if they are to be left with the project upon completion. Costs are allocated to project components based on the specific identification method whenever possible. Otherwise, costs are allocated based on their relative sales value. At December 31, 1996 and December 31, 1997, real estate held for sale was $34,869,000 and $28,180,000, respectively, and is included in other non-current assets in the accompanying financial statements.

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

Stock-based  compensation
-------------------------
Stock-based compensation is accounted for using Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Under APB 25 if the exercise price of the options is greater than or equal to the market price at the date of grant, no compensation expense is recorded. Effective fiscal year-end 1996, ClubCorp adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-based Compensation" (Note 11).

Revenue  recognition
--------------------
Revenue from green fees, lodging, cart rentals, food and beverage sales and merchandise sales are generally recognized at the time of sale or when the service is provided.

Revenues from membership dues are generally billed monthly and recognized in the period earned. The monthly dues are expected to cover the cost of providing future membership services. Membership deposits represent advance initiation deposits paid by members and are refundable a fixed number of years (generally 30 years) after the date of acceptance as a member. The difference between the amount of the membership deposit paid and the present value of the obligation is deferred and recognized as revenue on a straight line basis over the expected average life of active membership. In addition, related incremental direct selling costs of membership initiation deposits and fees (primarily commissions) is recorded in the same manner as the revenues are recognized. The membership deposit liability accretes over 30 years using the interest method. The accretion is recorded to interest expense in the accompanying Consolidated
Statement of Operations. At year-end 1997, the amount of membership deposits contractually due and payable during the next 5 years is not significant.

Divestiture  of  subsidiaries
-----------------------------
(Loss) gain on divestitures includes gains and losses from the disposition of assets and subsidiaries. Subsidiaries are divested when management determines they will be unable to provide a positive contribution to cash flows in future periods. Gains from divestitures are generally recognized in the period in which operations cease and losses are recognized when they become apparent.

Earnings  per  share
--------------------
In February 1997, FASB issued SFAS No. 128, "Earnings per Share", which establishes new standards for computing and presenting basic and diluted earnings per share. ClubCorp implemented these standards at year-end 1997 with no impact on the earnings per share calculation for the periods presented in the accompanying statement of operations.

Earnings per share is computed using the weighted average number of common shares outstanding of 86,141,082, 85,601,163, and 85,283,231 for basic and 86,141,082, 85,854,088 and 85,946,231, for diluted for 1995, 1996 and 1996, respectively. The weighted average shares outstanding used in the calculation of diluted earnings per share includes options to purchase common stock (Note
11).

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


NOTE  2.  CHANGE  IN  ACCOUNTING  POLICY
----------------------------------------
ClubCorp changed its accounting policy for membership initiation deposits and fees to defer such revenues and recognize them on a straight line basis over the expected average life of active membership. Revenues from membership initiation deposits and fees were previously recognized by ClubCorp as revenue on the date of acceptance of the member. In addition to the deferral of membership initiation deposits and fees, ClubCorp has deferred the related incremental direct selling costs of membership initiation deposits and fees (primarily commissions) and is recording such costs in the same manner as the revenues are recognized. Accordingly, the accompanying consolidated financial statements have been retroactively adjusted to reflect this change for all periods presented. The impact of the restatement is summarized as follows (dollars in thousands, except per share amounts):


                                    1995      1996       1997
                                  --------  ---------  ---------
Operating revenues                $(8,372)  $(13,036)  $(12,666)
Income from operations             (8,391)   (13,474)   (12,347)
(Loss) income from continuing
  operations before income taxes
  and minority interest            (8,370)   (13,317)   (11,917)
Income tax (provision) benefit      1,583      1,569      2,010
(Loss) income from
  continuing operations            (6,312)   (12,095)    (8,978)
                                  --------  ---------  ---------
Net (loss) income                 $(6,312)  $(12,095)  $ (8,978)
                                  ========  =========  =========

Basic earnings per share:
(Loss) income from
  continuing operations           $ (0.07)  $  (0.14)  $  (0.11)
                                  --------  ---------  ---------
Net (loss) income                 $ (0.07)  $  (0.14)  $  (0.11)
                                  ========  =========  =========

Diluted earnings per share:
(Loss) income from
  continuing operations           $ (0.07)  $  (0.14)  $  (0.10)
                                  --------  ---------  ---------
Net (loss) income                 $ (0.07)  $  (0.14)  $  (0.10)
                                  ========  =========  =========

In addition, this change resulted in a decrease in retained earnings of $49,150,000, $61,245,000 and $70,223,000 as of December 31, 1995, 1996 and
1997,  respectively.

ClubCorp now presents changes in the redemption value of common stock held by the benefit plan as a direct charge to retained earnings instead of a separate component of stockholders' equity. This reclassification resulted in a decrease in retained earnings of $35,414,000, $43,233,000 and $53,652,000 as of December 31, 1995, 1996 and 1997, respectively. This reclassification had no net effect on total stockholders' equity.


NOTE  3.  DISCONTINUED  OPERATIONS
----------------------------------
On August 7, 1996, Franklin entered into an agreement to sell certain assets and transfer certain liabilities of Franklin to Norwest Corporation pending regulatory approval. The sale was consummated on January 2, 1997 for $89,968,000. ClubCorp's gain on the sale, net of income taxes and minority interest, is $25,146,000 for the year ended December 31, 1997.

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

The financial services assets, financial services liabilities and income (loss) from discontinued operations are segregated in the accompanying financial statements, net of minority interest. The condensed balance sheet and statement of operations of the discontinued segment are as follows (dollars in thousands):



     Balance  Sheet
     --------------
                                        1996
                                      --------
Assets
------
Cash and cash equivalents             $ 37,852
Mortgage-backed securities              67,088
Loans receivable, net                  419,106
Other assets                            65,436
                                      --------
                                      $589,482
                                      ========

Liabilities and Stockholders' Equity
------------------------------------
Deposits                              $516,292
Federal Home Loan Bank advances          3,153
Other liabilities                       19,742
Stockholders' equity                    50,295
                                      --------
                                      $589,482
                                      ========


     Statement  of  Operations
     -------------------------


                                   1995      1996
                                 --------  ---------
Net interest income              $17,607   $ 20,308
Other income (loss)                5,080    (16,902)
Other expenses                    20,895     26,472
Income tax (provision) benefit    (1,563)     8,520
                                 --------  ---------
 Net income (loss)                   229    (14,546)
                                 --------  ---------
Minority interest                     46     (2,909)
                                 --------  ---------
ClubCorp's interest              $   183   $(11,637)
                                 ========  =========

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


NOTE  4.  ACQUISITIONS
----------------------
During 1995, ClubCorp purchased substantially all of the assets of four country clubs, a fitness and tennis center and the remaining 49% minority interest of stock in a corporation which operates eight public golf facilities. ClubCorp previously consolidated the public golf subsidiary.

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

These acquisitions were accounted for using the purchase method and, accordingly, the acquired assets and liabilities were recorded based on their estimated fair values at the dates of acquisition. A summary of the combined assets and liabilities on the acquisition dates is as follows (dollars in thousands):


                                 1995      1996     1997
                                -------  --------  -------
Inventories and other assets    $ 2,584  $ 1,227   $    39
Property and equipment           21,256   46,439     9,587
Excess of cost over net assets
 acquired, net                   14,659    7,754       732
Deposit on purchase               5,000   (5,000)        -
                                -------  --------  -------
   Total assets acquired        $43,499  $50,420   $10,358
                                =======  ========  =======

Accounts payable and
 accrued liabilities            $   371  $   591   $ 1,003
Long-term debt                    1,474    8,310     2,919
Membership deposits               4,398        -         -
Other liabilities                11,727    1,834         -
                                -------  --------  -------
   Total liabilities assumed    $17,970  $10,735   $ 3,922
                                =======  ========  =======

   Cash paid                    $25,529  $39,685   $ 6,436
                                =======  ========  =======

The deposit on purchase is an advance payment made in 1995 on the purchase of a golf club. The purchase was finalized during 1996.

The following unaudited proforma financial information for ClubCorp assumes the acquisitions in 1996 and 1997 occurred at the beginning of their respective acquisition year and the preceding year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):


                        1996      1997
                      --------  --------
Operating revenues    $788,399  $828,802
                      ========  ========

Net income            $  4,720  $113,198
                      ========  ========

Net income per share
   assuming dilution  $    .05  $   1.32
                      ========  ========


NOTE  5.  INVESTMENTS  IN  AFFILIATES
-------------------------------------
During 1997, ClubCorp entered into joint venture agreements to build and operate a golf course and a hotel and to operate a country club. In addition, ClubCorp sold the interest in a resort joint venture for cash and a note receivable.

ClubCorp's other investments in affiliates include joint ventures for the operation of four real estate developments, three country clubs, two golf clubs and two city clubs.

     ClubCorp does not have operational or financial control over these entities; therefore, the entities are accounted for using the equity method and the investment balances are included in other non-current assets in the accompanying financial statements.

A summary of the significant financial information of affiliated companies accounted for on the equity method is as follows (dollars in thousands):


                                               1996     1997
                                             --------  -------
Cash                                         $ 5,488   $13,259
Property and equipment, net                   42,709    47,287
Land held for resale                           7,923     3,877
Other assets                                  18,559    15,909
                                             --------  -------
   Total assets                              $74,679   $80,332
                                             ========  =======

Long-term debt                               $15,296   $19,879
Membership deposits                            5,784     5,063
Other liabilities                             27,980    30,551
Venturers' capital                            25,619    24,839
                                             --------  -------
   Total liabilities and venturers' capital  $74,679   $80,332
                                             ========  =======

Operating revenues                           $41,682   $29,456
Gross profit                                 $ 8,587   $ 5,111
Net (loss) income                            $(2,952)  $ 2,285

ClubCorp's equity in:
 Net assets                                  $13,356   $14,117
 Net (loss) income                           $(2,084)  $   852


NOTE  6.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
-------------------------------------------------
Fair value estimates are made at a specific point in time, based on relevant information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time ClubCorp's entire holdings of a particular financial instrument. Because no market exists for certain financial instruments, fair value estimates are based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates. At December 31, 1996 and 1997, ClubCorp's estimate of fair value approximates the carrying value of its financial instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash  and  cash  equivalents
----------------------------
The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Long-term  debt
---------------
Fair values for fixed rate and other obligations are based on the discounted value of contractual cash flows using ClubCorp's incremental borrowing rates for similar types of debt arrangements. The fair value calculated at December 31, 1996 and 1997 approximates the carrying value. ClubCorp's fluctuating rate and capital lease obligations' carrying amounts approximate fair value.

Membership  deposits
--------------------
The carrying amount of membership deposits is the present value of the future obligations and therefore approximates fair value.


NOTE  7.  PROPERTY  AND  EQUIPMENT
----------------------------------
Property and equipment consists of the following at year-end (dollars in thousands):


                                              1996        1997
                                           ----------  ----------
Land and land improvements                 $ 283,260   $ 298,571
Buildings and recreational facilities        295,114     280,692
Leasehold improvements                        98,416     102,866
Furniture and fixtures                        92,883      99,483
Machinery and equipment                      151,986     169,279
Construction in progress                      18,824      24,110
                                           ----------  ----------
                                             940,483     975,001
Accumulated depreciation and amortization   (277,096)   (297,774)
                                           ----------  ----------
                                           $ 663,387   $ 677,227
                                           ==========  ==========


NOTE  8.  CURRENT  LIABILITIES
------------------------------
Current liabilities consist of the following at year-end (dollars in thousands):


                                              1996      1997
                                            --------  --------
Accounts payable                            $ 29,040  $ 27,527
Accrued compensation and employee benefits    13,764    18,689
Other accrued liabilities                     12,129    11,780
                                            --------  --------
 Accounts payable and accrued liabilities     54,933    57,996

 Long-term debt - current portion            120,694    74,621

Deferred membership revenue                   34,457    31,440
Other deferred revenue                        17,131    20,772
Property taxes payable                        12,337    11,070
Other current liabilities                     13,853    16,713
                                            --------  --------
 Other liabilities                            77,778    79,995
                                            --------  --------

   Total current liabilities                $253,405  $212,612
                                            ========  ========


NOTE  9.  LONG-TERM  DEBT  AND  OPERATING  LEASES
-------------------------------------------------
Long-term borrowings are summarized below with weighted average interest rates of 8.5% and 8.4% at year-end 1996 and 1997, respectively, and the range of maturity dates in parentheses (dollars in thousands):


                                              1996      1997
                                            --------  --------
Notes payable to financial institutions:
   Fixed rate (1997-2016)                   $ 74,514  $ 64,077
   Fluctuating rate (1997-2010)              206,064   128,501
Notes payable to developers and landlords
   Fixed rate (1997-2007)                     10,745     8,857
Capital lease obligations (1997-2068)         12,673    15,972
Other obligations (1997-2006)                 39,921    38,450
                                            --------  --------
                                             343,917   255,857
Less current portion                         120,694    74,621
                                            --------  --------
                                            $223,223  $181,236
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

A subsidiary of Parent maintains an external bridge financing agreement with a financial institution. The bridge financing arrangement is a "guidance line", styled as a promissory note, and is due on a short-term basis up to a maximum of $75,000,000. Borrowings are generally renewed as they become due; therefore, the subsidiary does not expect to be required to repay the outstanding borrowings within the next twelve months. As of December 31, 1996 and 1997, $65,799,000 and $7,080,000, respectively, is outstanding and included in the current portion of long-term debt in the accompanying financial statements. An additional
$8,653,000 and $4,703,000 in 1996 and 1997, respectively, is considered outstanding under this agreement for loan guarantees and unused letters of credit. ClubCorp repaid $49,475,000 in January 1997 with the proceeds from the sale of Franklin (Note 3).

The amounts of long-term debt maturing in each of the four years subsequent to 1998 are as follows (dollars in thousands):


Year
----
1999  $44,265
2000   53,436
2001   27,738
2002   16,978

The provisions of certain subsidiary lending agreements limit the amount of dividends that may be paid to Parent. Under the most restrictive of these limitations, at December 31, 1997, approximately $85,000,000 of retained earnings was available for the declaration of dividends to Parent.

The amount of cash paid for interest in 1995, 1996 and 1997 was approximately $24,700,000, $26,000,000 and $24,700,000, respectively.

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
                      ========

Total facility rental expense (including contingent rent) during 1995, 1996 and 1997 was $39,647,000, $35,816,000 and $32,018,000, respectively. Contingent rent during  1995,  1996  and  1997  was  $11,727,000,  $7,565,000  and  $7,840,000,
respectively.


NOTE  10.  OTHER  LIABILITIES
-----------------------------
Other  liabilities  consist of the following at year-end (dollars in thousands):

                               1996      1997
                             --------  --------
Deferred membership revenue  $ 72,736  $ 79,332
Insurance reserves             16,057    15,867
Net deferred tax liability     20,345         -
Other                          11,598    14,294
                             --------  --------
 Total other liabilities      120,736   109,493
                             --------  --------


NOTE  11.  BENEFIT  PLANS
-------------------------
ClubCorp maintains a qualified contributory profit sharing plan covering substantially all eligible employees of its various domestic subsidiaries that elect to participate. The profit sharing plan allows participants to contribute a maximum of 6% of their annual compensation. Participant contributions are matched by the participating subsidiary ranging from 20% of the participant's contributions to 50% based on improvements in the value of ClubCorp's common stock.

All of the assets of the plan are invested in ClubCorp common stock, except for temporary investments of cash. Since ClubCorp's common stock is not publicly traded, ClubCorp has granted the trustees of the plan the right to require ClubCorp to purchase ClubCorp common stock held by the plan (3,590,793 and 3,775,673 shares at December 31, 1996 and 1997, respectively) at the current appraised value ($12.04 and $14.21 at December 31, 1996 and 1997, respectively) as necessary in order to meet the requirements of the Employee Retirement Income Security Act and the plan. Accordingly, the redemption value of ClubCorp's common stock held by the benefit plan has been reclassified out of stockholders' equity in the accompanying consolidated balance sheet. This redemption right has never been exercised by the trustees, and management does not believe that the trustees have any intention to exercise the redemption right in the foreseeable future.

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

ClubCorp applies APB 25 in accounting for the plan; therefore, no compensation expense has been recognized for the options. In accordance with the requirements of SFAS 123, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions for the 1995, 1996 and 1997 grants: risk-free interest rates of 6.6%, 5.6% and 5.8%, respectively, an expected volatility of 25%, an expected life of 10 years and zero dividend yield. A summary of the status of the options outstanding as of December 31, 1995, 1996 and 1997 and changes during the years ending on those dates is as follows:


                                               Average
                                              Exercise
                                    Shares      Price
                                  ----------  ---------
Outstanding at January 1, 1995            -           -
Granted                           2,945,000   $   10.14
Forfeited                                 -           -
                                  ----------
Outstanding at December 31, 1995  2,945,000       10.14

Granted                             190,000       10.01
Forfeited                          (125,000)      10.14
                                  ----------
Outstanding at December 31, 1996  3,010,000       10.13

GRANTED                             150,000       12.04
FORFEITED                           (50,000)      10.14
                                  ----------
OUTSTANDING AT DECEMBER 31, 1997  3,110,000       10.22
                                  ==========



                                 1995     1996      1997
                                 -----  --------  --------
Options exercisable at year-end      -   282,000   573,000

Fair value of options
  granted during the year        $5.33  $   5.05  $   6.14

If compensation cost for the plan had been determined based on the fair value at the grant dates for the options consistent with the method of SFAS 123, ClubCorp's net (loss) income and net (loss) income per share would have been reduced to the following pro forma amounts (dollars in thousands, except per share amounts):


                               1995      1996     1997
                             ---------  ------  --------
Net (loss) income            $(19,010)  $4,033  $111,399

Net (loss) income per share
   assuming dilution         $   (.22)  $  .05  $   1.30


NOTE  12.  COMMITMENTS  AND  CONTINGENCIES
------------------------------------------
ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes ClubCorp has meritorious defenses to these matters and that any potential liability from these matters would not materially affect ClubCorp's consolidated financial statements.


NOTE  13.  INTEREST  AND  INVESTMENT  INCOME
--------------------------------------------
Interest and investment income consists of the following (dollars in thousands):


                              1995    1996     1997
                             ------  -------  -------
Interest income              $7,595  $ 6,815  $9,663
Gain on sale of investments   1,098    3,392       -
Other                           706      885     (20)
                             ------  -------  -------
                             $9,399  $11,092  $9,643
                             ======  =======  =======


NOTE  14.  INCOME  TAXES
------------------------
(Loss) income from continuing operations before income taxes and minority interest consists of the following (dollars in thousands):


            1995       1996      1997
          ---------  --------  --------
Domestic  $(12,904)  $22,024   $55,770
Foreign       (960)   (2,783)   (8,880)
          ---------  --------  --------
          $(13,864)  $19,241   $46,890
          =========  ========  ========

The income tax (provision) benefit consists of the following (dollars in thousands):


             1995      1996      1997
           --------  --------  --------
Federal
 Current   $   818   $    95   $  (674)
 Deferred   (2,283)   (1,207)   44,045
           --------  --------  --------
            (1,465)   (1,112)   43,371
State       (1,752)   (1,469)   (2,107)
           --------  --------  --------
           $(3,217)  $(2,581)  $41,264
           ========  ========  ========

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and actual income tax provision as reflected in the accompanying Consolidated Statement of Operations are as follows (dollars in thousands):


                                                   1995      1996      1997
                                                 --------  --------  ---------
Expected Federal income tax (benefit) provision  $ 4,852   $(6,734)  $(16,412)
Effect of consolidated operations and income
 taxes of foreign and other entities not
 consolidated for Federal tax purposes            (1,058)   (2,544)    (3,508)
State taxes, net of Federal benefit               (1,139)     (955)    (1,370)
Change in valuation allowance
 allocated to income tax expense                  (5,185)   10,725     66,566
Other, net                                          (687)   (3,073)    (4,012)
                                                 --------  --------  ---------
                                                 $(3,217)  $(2,581)  $ 41,264
                                                 ========  ========  =========

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

The components of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1997 are as follows (dollars in thousands):


                                             1996       1997
                                           ---------  --------
Deferred tax assets:
 Regular tax operating loss carryforwards  $199,133   $194,632
 Other                                       18,201     15,129
                                           ---------  --------
     Total gross deferred tax assets        217,334    209,761

 Valuation allowance                        115,446     48,880
                                           ---------  --------
                                            101,888    160,881
Deferred tax liabilities:
 Property and equipment                       6,344     15,634
 Discounts on membership deposits
   and acquired notes                       100,449    104,140
 Other                                       15,440     17,406
                                           ---------  --------
     Total gross deferred tax liabilities   122,233    137,180
                                           ---------  --------

     Net deferred tax (liability) asset    $(20,345)  $ 23,701
                                           =========  ========


NOTE  15.  SELECTED  QUARTERLY  FINANCIAL  DATA,  (UNAUDITED)
-------------------------------------------------------------
The hospitality segment's operations for the first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks in 1996 and 17 weeks in 1997.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows (dollars in thousands, except per share data):


                                                   QUARTERS
                                  -----------------------------------------
                                    FIRST     SECOND      THIRD     FOURTH
                                  ---------  ---------  ---------  --------
Fiscal year 1996
----------------
Operating revenues                $151,825   $191,005   $177,507   $250,840
(Loss) income from continuing
 operations                         (4,350)    11,120       (302)    10,734
(Loss) income from discontinued
 operations, net of income taxes       533    (12,391)    (1,375)     1,596
                                  ---------  ---------  ---------  --------
Net (loss) income                 $ (3,817)  $ (1,271)  $ (1,677)  $ 12,330
                                  =========  =========  =========  ========

Per common share:
   (Loss) income  from
     continuing operations        $   (.05)  $    .13   $      -   $    .12
   Discontinued operations             .01       (.14)      (.02)       .02
                                  ---------  ---------  ---------  --------
   Net (loss) income              $   (.04)  $   (.01)  $   (.02)  $    .14
                                  =========  =========  =========  ========

Per common share
 assuming dilution:
   (Loss) income from
     continuing operations        $   (.05)  $    .13   $      -   $    .12
   Discontinued operations             .01       (.14)      (.02)       .02
                                  ---------  ---------  ---------  --------
   Net (loss) income              $   (.04)  $   (.01)  $   (.02)  $    .14
                                  =========  =========  =========  ========

FISCAL YEAR 1997
----------------
OPERATING REVENUES                $157,086   $197,572   $192,084   $280,855
(LOSS) INCOME FROM CONTINUING
 OPERATIONS                         (4,693)    23,052      2,144     67,361
INCOME FROM DISCONTINUED
 OPERATIONS, NET OF INCOME TAXES    25,146          -          -          -
                                  ---------  ---------  ---------  --------
NET INCOME                        $ 20,453   $ 23,052   $  2,144   $ 67,361
                                  =========  =========  =========  ========

PER COMMON SHARE:
   (LOSS) INCOME FROM
     CONTINUING OPERATIONS        $   (.05)  $    .27   $    .03   $    .78
  DISCONTINUED OPERATIONS              .29          -          -          -
                                  ---------  ---------  ---------  --------
   NET INCOME                     $    .24   $    .27   $    .03   $    .78
                                  =========  =========  =========  ========

PER COMMON SHARE
 ASSUMING DILUTION:
   (LOSS) INCOME FROM
     CONTINUING OPERATIONS        $   (.05)  $    .27   $    .03   $    .77
   DISCONTINUED OPERATIONS             .29          -          -          -
                                  ---------  ---------  ---------  --------
   NET INCOME                     $    .24   $    .27   $    .03   $    .77
                                  =========  =========  =========  ========

As discussed in Note 14, ClubCorp recorded a significant tax adjustment in the fourth quarter of 1997.










                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Club Corporation International:

Under date of February 27, 1998, except as to Note 2 which is as of October 13, 1998, we reported on the consolidated balance sheet of Club Corporation International and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the annual report on Form 10-K for the fiscal year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   KPMG Peat Marwick LLP



Dallas, Texas
February 27, 1998 except as to Note 2
which is as of October 13, 1998


CLUB CORPORATION INTERNATIONAL
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 1995, 1996 and 1997



                                                   ADDITIONS
                                                 -------------
                                   BALANCE AT       CHARGED      CHARGED                            BALANCE AT
                                  BEGINNING OF     TO COSTS      TO OTHER                             END OF
DESCRIPTION                          PERIOD      AND EXPENSES    ACCOUNTS        DEDUCTIONS           PERIOD
                                  -------------  -------------  ----------       -----------       ------------
Year Ended December 31, 1995:
 Allowance for Doubtful Accounts  $   2,505,326  $   6,169,857  $        0       $ 5,026,367  (A)  $  3,648,816
 Tax Valuation Allowance            120,986,000              0   5,185,000  (C)            0        126,171,000

Year Ended December 31, 1996:
 Allowance for Doubtful Accounts  $   3,648,816  $   2,985,125  $        0       $ 2,734,278  (A)  $  3,899,663
 Tax Valuation Allowance            126,171,000              0           0        10,725,000  (B)   115,446,000

Year Ended December 31, 1997:
 Allowance for Doubtful Accounts  $   3,899,663  $   3,602,747  $        0       $   999,175  (A)  $  6,503,235
 Tax Valuation Allowance            115,446,000              0           0        66,566,000  (B)    48,880,000


(A)     Accounts receivable charged off.
(B)     Utilization and disallowance of net operating loss carryforward.
(C)     Generation of net operating loss.