Form 10-Q/A
period 1998-03-25
CLUB CORP INTERNATIONAL
filed 1998-10-23
CIK 929455

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

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

                         CLUB CORPORATION INTERNATIONAL

                                TABLE OF CONTENTS

This Amendment No. 1 amends Part I, Item 1 and 2, and Part II, Item 6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 1998. The complete text of each item which has been amended is
included.    Text  of  items  which  have  not  been  amended  are not included.


Part  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements
          Independent  Accountants'  Review  Report
          Consolidated  Balance  Sheet
          Consolidated  Statement  of  Operations
          Consolidated  Statement  of  Stockholders'  Equity
          Consolidated  Statement  of  Cash  Flows
          Condensed  Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

                         PART I. FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------


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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ClubCorp as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1998 except as to Note 2 which is as of October 13, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived. Our report on the consolidated financial statements of ClubCorp refers to a retroactive change in the Company's method of accounting for membership initiation deposits and fees and the related incremental direct selling costs.

As discussed in Note 2 to the accompanying consolidated financial statements ClubCorp changed its method of accounting for membership initiation deposits and fees and the related incremental direct selling costs and has restated the consolidated financial statements to give retroactive effect to this change.



                                             KPMG  Peat  Marwick  LLP

Dallas,  Texas
May 1, 1998, except as to Note 2
which is as of October 13, 1998


CLUB CORPORATION INTERNATIONAL
CONSOLIDATED  BALANCE  SHEET
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)

                                                           March 19,    December 31,    MARCH 25,
Assets                                                       1997           1997          1998
------                                                    -----------  --------------  -----------
Current assets:
     Cash and cash equivalents                            $  107,982   $     101,419   $  128,665
     Membership and other receivables, net                    58,993          76,522       59,288
     Inventories                                              14,171          14,954       16,415
     Other assets                                             13,204          14,968       13,786
                                                          -----------  --------------  -----------
             Total current assets                            194,350         207,863      218,154

Property and equipment, net                                  670,155         677,227      690,937
Other assets                                                 126,514         143,584      142,242
                                                          -----------  --------------  -----------
                                                          $  991,019   $   1,028,674   $1,051,333
                                                          ===========  ==============  ===========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable and accrued liabilities             $   48,321   $      57,996   $   48,389
     Long-term debt - current portion                         82,039          74,621       96,294
     Other liabilities                                        83,843          79,995       90,782
                                                          -----------  --------------  -----------
             Total current liabilities                       214,203         212,612      235,465

Long-term debt                                               217,116         181,236      180,351
Other liabilities                                            129,304         109,493      108,517
Membership deposits                                           75,778          83,066       85,525

Redemption value of common stock held by benefit plan         42,766          53,652       54,521

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 90,219,408 issued, 85,423,641 outstanding
   at March 19, 1997 and 85,003,839 outstanding
   at December 31, 1997 and March 25, 1998                       902             902          902
Additional paid-in capital                                    10,500          10,607       10,607
Accumulated other comprehensive income                           (74)            260          130
Retained earnings                                            337,390         419,061      417,530
Treasury stock                                               (36,866)        (42,215)     (42,215)
                                                          -----------  --------------  -----------
             Total stockholders' equity                      311,852         388,615      386,954
                                                          -----------  --------------  -----------
                                                          $  991,019   $   1,028,674   $1,051,333
                                                          ===========  ==============  ===========


See  accompanying  condensed  notes  to  consolidated  financial  statements.


CLUB CORPORATION INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(Dollars  in  thousands,  except  per  share  amounts)
(Unaudited)


                                                           Twelve Weeks  Ended
                                                         ------------------------
                                                          March 19,    MARCH 25,
                                                            1997         1998
                                                         -----------  -----------
Operating revenues                                       $  157,086   $  171,848
Operating costs and expenses                                142,898      152,529
Selling, general and administrative expenses                 14,245       14,416
                                                         -----------  -----------

Operating (loss) income                                         (57)       4,903

Gain on divestitures                                          2,401          346
Interest and investment income                                1,907        2,149
Interest expense                                             (7,985)      (7,495)
                                                         -----------  -----------

Loss from continuing operations before
 income taxes and minority interest                          (3,734)         (97)

Income tax provision                                           (959)        (294)

Minority interest                                                 -         (271)
                                                         -----------  -----------

Loss from continuing operations                              (4,693)        (662)

Discontinued operations:
Gain on disposal of financial services segment, net of
 income tax provision of $15,221                             25,146            -
                                                         -----------  -----------

Net income (loss)                                        $   20,453   $     (662)
                                                         ===========  ===========


Basic and diluted earnings per share:
   Loss from continuing operations                       $    (0.05)  $    (0.01)
   Discontinued operations                                     0.29            -
                                                         -----------  -----------
   Net income (loss)                                     $     0.24   $    (0.01)
                                                         ===========  ===========


See  accompanying  condensed  notes  to  consolidated  financial  statements.

CLUB CORPORATION INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
Twelve  Weeks  Ended  March  19,  1997  and  March  25,  1998
(Dollars  in  thousands,  except  share  amounts)
(Unaudited)


                                                                                                       Accumulated
                                                                                                          other
                                                 Common  stock  (100,000,000  shares                   comprehensive
                                              authorized,  par  value  $.01  per  share)                  income
                                             -------------------------------------------               -------------
                                                                                                          Foreign
                                                          Treasury                        Additional     Currency
                                               Shares      Stock       Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding  Value     Capital     Adjustment
                                             ----------  ----------  -----------  ------  -----------  -------------
Balances at December 31, 1996, as restated   90,219,408  4,826,167    85,393,241  $  902  $    10,380  $        (54)
Net income                                            -          -             -       -            -             -
Stock issued in connection with bonus plans           -    (30,400)       30,400       -          120             -
Foreign currency translation adjustment               -          -             -       -            -           (20)
Market adjustment                                     -          -             -       -            -             -
Change in redemption value of common
   stock held by benefit plan                         -          -             -       -            -             -
                                             ----------  ----------  -----------  ------  -----------  -------------
Balances at March 19, 1997, as restated      90,219,408  4,795,767    85,423,641  $  902  $    10,500  $        (74)
                                             ==========  ==========  ===========  ======  ===========  =============

Balances at December 31, 1997, as restated   90,219,408  5,215,569    85,003,839  $  902  $    10,607  $        260
NET LOSS                                              -          -             -       -            -             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -       -            -          (130)
CHANGE IN REDEMPTION VALUE OF COMMON
   STOCK HELD BY BENEFIT PLAN                         -          -             -       -            -             -
                                             ----------  ----------  -----------  ------  -----------  -------------
BALANCES AT MARCH 25, 1998, AS RESTATED      90,219,408  5,215,569    85,003,839  $  902  $    10,607  $        130
                                             ==========  ==========  ===========  ======  ===========  =============

                                                Accumulated
                                                   other
                                               comprehensive
                                                   income
                                               --------------
                                                 Unrealized
                                                  Gains or
                                                  Losses on
                                               Investments in                                  Total
                                                  Debt and         Retained    Treasury    Stockholders'
                                              Equity Securities    Earnings     Stock         Equity
                                             -------------------  ----------  ----------  ---------------
Balances at December 31, 1996, as restated   $              (46)  $ 316,470   $ (37,100)  $      290,552
Net income                                                    -      20,453           -           20,453
Stock issued in connection with bonus plans                   -           -         234              354
Foreign currency translation adjustment                       -           -           -              (20)
Market adjustment                                            46           -           -               46
Change in redemption value of common
   stock held by benefit plan                                 -         467           -              467
                                             -------------------  ----------  ----------  ---------------
Balances at March 19, 1997, as restated      $                -   $ 337,390   $ (36,866)  $      311,852
                                             ===================  ==========  ==========  ===============

Balances at December 31, 1997, as restated   $                -   $ 419,061   $ (42,215)  $      388,615
NET LOSS                                                      -        (662)          -             (662)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       -           -           -             (130)
CHANGE IN REDEMPTION VALUE OF COMMON
   STOCK HELD BY BENEFIT PLAN                                 -        (869)          -             (869)
                                             -------------------  ----------  ----------  ---------------
BALANCES AT MARCH 25, 1998, AS RESTATED      $                -   $ 417,530   $ (42,215)  $      386,954
                                             ===================  ==========  ==========  ===============

See accompanying condensed notes to consolidated financial statements.


CLUB CORPORATION INTERNATIONAL
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(Dollars  in  thousands)
(Unaudited)

                                                                            Twelve Weeks Ended
                                                                         ------------------------
                                                                          March 19,    MARCH 25,
                                                                            1997         1998
                                                                         -----------  -----------
Cash flows from operations:
   Net income (loss)                                                     $   20,453   $     (662)
   Adjustments to reconcile net income (loss) to cash flows
     provided from operations:
         Depreciation and amortization                                       11,591       11,921
         Gain on divestitures                                                (2,401)        (346)
         Minority interest in net income of subsidiaries                          -          271
         Gain on disposal of financial services segment                     (25,146)           -
         Equity in earnings of joint ventures                                  (312)         (17)
         Amortization of discount on membership deposits                      1,428        1,573
         Decrease in real estate held for sale                                  783        2,449
         Decrease in membership and other receivables, net                   14,310       12,384
         Decrease in accounts payable and accrued liabilities               (13,759)      (9,238)
         Increase in deferred membership dues                                 4,656        3,631
         Other                                                                7,876        6,318
                                                                         -----------  -----------
               Cash flows provided from operations                           19,479       28,284

Cash flows from investing activities:
   Additions to property and equipment                                      (12,101)     (19,516)
   Development of real estate ventures                                         (694)      (1,168)
   Acquisition of facilities                                                 (2,960)      (3,037)
   Proceeds from disposal of subsidiaries, net                                4,292            -
   Proceeds from disposal of financial services segment, net                 89,968            -
   Other                                                                        829        2,670
                                                                         -----------  -----------
               Cash flows provided from (used by) investing activities       79,334      (21,051)

Cash flows from financing activities:
   Borrowings of long-term debt                                               7,409       44,441
   Repayments of long-term debt                                             (57,205)     (25,003)
   Membership deposits received, net                                            164          575
   Repayment of Federal Home Loan Bank advances                              (3,153)           -
   Dividends paid to minority shareholder of financial
     services segment                                                       (12,500)           -
                                                                         -----------  -----------
               Cash flows (used by) provided from financing activities      (65,285)      20,013
                                                                         -----------  -----------

Net cash flows                                                           $   33,528   $   27,246
                                                                         ===========  ===========

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

Interim  presentation
---------------------
The accompanying consolidated financial statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted from the accompanying statements. ClubCorp's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements and notes thereto of ClubCorp for the year ended December 31, 1997 which were a part of ClubCorp's Form 10-K and Form 10-K/A Amendment No. 1.

In the opinion of ClubCorp management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the consolidated financial position of ClubCorp as of March 19, 1997 and March 25, 1998 and the consolidated results of operations and cash flows for the twelve weeks ended March 19, 1997 and March 25, 1998, respectively. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

Earnings  per  share
--------------------
Earnings per share is computed using the weighted average number of shares outstanding of 85,003,839 and 85,423,641 for basic for the twelve weeks ended March 19, 1997 and March 28, 1998, respectively and 85,881,789 shares for diluted for the twelve weeks ended March 19, 1997. The common stock equivalents are antidilutive for the twelve weeks ended March 25, 1998 due to the net loss for the quarter.

Reclassifications
-----------------
Certain amounts previously reported have been reclassified to conform with the current period presentation.


NOTE  2.  CHANGE  IN  ACCOUNTING  POLICY
----------------------------------------
ClubCorp has changed its accounting policy for membership initiation deposits and fees to defer such revenues and recognize them on a straight line basis over the expected average life of active membership. Revenues from membership initiation deposits and fees were previously recognized by ClubCorp as revenue on the date of acceptance of the member. In addition to the deferral of membership initiation deposits and fees, ClubCorp has deferred the related incremental direct selling costs of membership initiation deposits and fees (primarily commissions) and is recording such costs in the same manner as the revenues are recognized. Accordingly, the accompanying consolidated financial statements have been retroactively adjusted to reflect this change for all periods presented. The impact of the restatement is summarized as follows (dollars in thousands, except per share amounts):


                                             12 WEEKS ENDED
                                        ------------------------
                                         March 19,    MARCH 25,
                                           1997         1998
                                        -----------  -----------
Operating revenues                      $   (2,037)  $     (111)
Operating (loss) income                     (2,210)        (294)
Loss from continuing operations
   before income taxes
   and minority interest                    (2,085)        (294)
Income tax provision                            34          149
Loss from continuing operations             (2,179)         303
                                        -----------  -----------
Net income (loss)                       $   (2,179)  $      303
                                        ===========  ===========

Basic and diluted earnings per share:
Loss from continuing operations         $    (0.03)  $        -
                                        -----------  -----------
Net income (loss)                       $    (0.03)  $        -
                                        ===========  ===========

In addition, this change resulted in a decrease in retained earnings of $63,424,000, $70,223,000 and $69,920,000 as of March 19, 1997, December 31, 1997
and  March  28,  1998,  respectively.

ClubCorp now presents changes in the redemption value of common stock held by the benefit plan as a direct charge to retained earnings instead of a separate component of stockholders' equity. This reclassification resulted in a decrease in retained earnings of $42,766,000, $53,652,000 and $54,521,000 as of March 19, 1997, December 31, 1997 and March 28, 1998, respectively. This reclassification had no net effect on total stockholders' equity.


NOTE  3.  TOTAL  COMPREHENSIVE  INCOME
--------------------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity. For the twelve weeks ended March 19, 1997 and March 25, 1998 the other comprehensive income amounts included in total comprehensive income consisted of unrealized gains on investments in debt and equity securities and foreign currency translation adjustments. Total comprehensive income (loss) for the twelve weeks ended March 19, 1997 and March 25, 1998 was $20,479,000 and $(792,000),
respectively.


NOTE  4.  LONG-TERM  DEBT
-------------------------
At March 25, 1998 and subsequently, certain subsidiaries were not in compliance with debt covenants primarily due to non-payment of principal due on long-term debt totaling $4,336,000. This amount is included in the current portion of long-term debt in the accompanying balance sheet.


NOTE  5.  OMNIBUS  STOCKPLAN
----------------------------
The Club Corporation International Omnibus Stock Plan (Plan) was effective in February 1998. The Plan provides for granting of stock appreciation rights, options to purchase shares of common stock, phantom shares, restricted stock and other stock based compensation to key employee partners. A maximum of 4,000,000 shares are authorized to be issued or transferred pursuant to awards under the Plan. The specific provisions of the awards will be determined at the date of grant.


NOTE  6.  COMMITMENTS  AND  CONTINGENCIES
-----------------------------------------
ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes ClubCorp has meritorious defenses to these matters and that any potential liability from these matters would not materially affect ClubCorp's consolidated financial statements.


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

     The following discussion of the Company's financial condition and results of operations for the 12 weeks ended March 25, 1998 and March 19, 1997 should be read in conjunction with the Company's Annual Report on Form 10-K and Form 10-K/A Amendment No. 1 for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

12  WEEKS  ENDED  MARCH  25,  1998  COMPARED  TO  12  WEEKS ENDED MARCH 19, 1997

Consolidated  Operations

     Operating revenues increased 9.4% to $171.8 million for the 12 weeks ended March 25, 1998 from $157.1 million for the 12 weeks ended March 19, 1997 due primarily to volume increases at mature properties as the number of members increased from March 19, 1997 to March 25, 1998. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased 5.7% to $153.1 million for the 12 weeks ended March 25, 1998 from $144.9 million for the 12 weeks ended March 19, 1997.

     Operating costs and expenses, consisting of direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased 6.7%, to $152.5 million for the 12 weeks ended March 25, 1998 from $142.9 million for the 12 weeks ended March 19, 1997, principally reflecting increased operating costs and expenses at mature facilities which increased 4.5% to $144.5 million for the 12 weeks ended March 25, 1998 from $138.3 million for the same period in 1997, due primarily to increases in costs of sales for food and beverage, golf operations, and payroll costs.

Segment  and  Other  Information    -  12  weeks

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resort segment for the 12 week periods ended March 19, 1997 and March 25, 1998:


                                               Mature  Resorts      Total  Resorts
                                            --------------------  ------------------
                                              1997       1998       1997      1998
                                            ---------  ---------  --------  --------
(dollars in thousands)

Number of facilities at period end                 6          6         8         7
Operating revenues                          $ 25,554   $ 26,183   $27,614   $27,509
Operating costs and expenses                  27,817     28,564    31,570    31,416
                                            ---------  ---------  --------  --------
Segment operating income                    $ (2,263)  $ (2,381)  $(3,956)  $(3,907)
                                            =========  =========  ========  ========

Room nights available                        105,859    105,605
Occupancy rate                                  40.2%      36.8%
Average daily room rate per occupied room   $    128   $    136
Average daily revenue per occupied room     $    497   $    591

     Operating revenues from mature resorts increased 2.5% for Pinehurst, Homestead, Quail Hollow, and Barton Creek. Pinehurst continued to experience significant increases in operating revenues which are attributable to its hosting of the 1999 U.S. Open.

Country  Club  and  Golf  Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facility segment for the 12 week periods ended March 19, 1997 and March 25, 1998:


                                     Mature Country     Total Country
                                         Club and          Club and
                                     Golf Facilities   Golf Facilities
                                     ----------------  ----------------
                                      1997     1998     1997     1998
                                     -------  -------  -------  -------
(dollars in thousands)

Number of facilities at period end       101      101      112      108
Operating revenues                   $66,151  $70,233  $68,565  $73,247
Operating costs and expenses          59,785   61,806   62,697   64,905
                                     -------  -------  -------  -------
Segment operating income             $ 6,366  $ 8,427  $ 5,868  $ 8,342
                                     =======  =======  =======  =======

     Operating revenues from total country club and golf facilities increased 6.8% due primarily to increased revenues at mature facilities. Operating revenues from mature country club and golf facilities increased 6.2% for the 12 weeks ended March 25, 1998 from the 12 weeks ended March 19, 1997 due to volume increases from a larger base of members.

City  Facilities

     The following table presents certain summary financial data and other operating data for the Company's city facility segment for the 12 week periods ended March 19, 1997 and March 25, 1998:


                                         Mature             Total
                                          City              City
                                        Facilities        Facilities
                                     ----------------  ----------------
                                      1997     1998     1997     1998
                                     -------  -------  -------  -------
(dollars in thousands)

Number of facilities at period end        92       92       97       93
Operating revenues                   $53,182  $56,597  $54,356  $57,289
Operating costs and expenses          50,677   54,128   52,108   54,905
                                     -------  -------  -------  -------
Segment operating income             $ 2,505  $ 2,469  $ 2,248  $ 2,384
                                     =======  =======  =======  =======

     Operating revenues from total city facilities increased 5.4% from March 19, 1997 to March 25, 1998 primarily due to increased revenues at mature facilities. Operating revenues from mature city facilities increased 6.4% due to an increase in members and facilities usage.

International  and  Realty

     Realty operating revenues increased to $6.5 million in 1998 from $2.5 million in 1997, due primarily to increases in sales of land held for resale in Colorado and South Carolina.

     International operating revenues increased to $1.9 million in 1998 from $1.2 million in 1997, mainly due to increased equity earnings from a city club in Singapore opened in 1997.

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

     Computer programs were historically written using two digits rather than four digits to identify the year. The computer might then recognize the two digits "00" as year 1900 rather than year 2000 resulting in possible system failures, miscalculations, and/or loss of data. This is referred to as the "Year 2000" issue. Implementation of Oracle software addresses the Year 2000 issue and is expected to be completed by November 1999. If the conversion is not completed in a timely manner, Year 2000 issues may have a significant impact on the Company's operations. The Company does not believe that the Year 2000 problem will have a material adverse effect on the business operations or the financial performance of the Company. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company and its business.

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

                              CLUBCORP INTERNATIONAL, INC.
                              (formerly Club Corporation International)




Date:  October 22, 1998  By:  /s/ James P. McCoy, Jr.
                              -----------------------------------------
                              James P. McCoy, Jr.
                              Executive Vice President and
                              Chief Financial Officer
                              (chief accounting officer)