Form 10-Q/A
period 1998-06-17
CLUB CORP INTERNATIONAL
filed 1998-10-23
CIK 929455

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

                         CLUB CORPORATION INTERNATIONAL

                                TABLE OF CONTENTS

This Amendment No. 1 amends Part I, Item 1 and Item 2, and Part II, Item 6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 1998. The complete text of each item which has been amended is included. Text of items which have not been amended are not included.


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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ClubCorp as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1998 except as to Note 2 which is as of October 13, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived. Our report on the consolidated financial statements of ClubCorp refers to a retroactive change in the Company's method of accounting for membership initiation deposits and fees and the related incremental direct selling.

As discussed in Note 2 to the accompanying consolidated financial statements ClubCorp changed its method of accounting for membership initiation deposits and fees and the related incremental direct selling costs and has restated the consolidated financial statements to give retroactive effect to this change.



                                             KPMG  Peat  Marwick  LLP

Dallas,  Texas
July 23, 1998, except as to Note 2
which is as of October 13, 1998

CLUB CORPORATION INTERNATIONAL
-------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share amounts)
(Unaudited)



                                                           June 11,     December 31,    JUNE 17,
Assets                                                       1997           1997          1998
------                                                    -----------  --------------  -----------
Current assets:
Cash and cash equivalents                                 $  122,874   $     101,419   $   81,863
Membership and other receivables, net                         74,802          76,522       80,677
Inventories                                                   14,975          14,954       17,609
Other assets                                                  12,385          14,968       13,032
                                                          -----------  --------------  -----------
Total current assets                                         225,036         207,863      193,181

Property and equipment, net                                  669,560         677,227      706,213
Other assets                                                 120,699         143,584      156,990
                                                          -----------  --------------  -----------
                                                          $1,015,295   $   1,028,674   $1,056,384
                                                          ===========  ==============  ===========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
Accounts payable and accrued liabilities                  $   46,470   $      57,996   $   50,193
Long-term debt - current portion                              82,879          74,621       16,467
Other liabilities                                             91,522          79,995       98,113
                                                          -----------  --------------  -----------
Total current liabilities                                    220,871         212,612      164,773

Long-term debt                                               204,246         181,236      240,794
Other liabilities                                            136,054         109,493      109,863
Membership deposits                                           78,258          83,066       88,328

Redemption value of common stock held by benefit plan         44,879          53,652       56,786

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 90,219,408 issued, 85,267,515 outstanding
   at June 11, 1997, 85,003,839 at December 31, 1997
   and 84,975,103 at June 17, 1998                               902             902          902
Additional paid-in capital                                    10,589          10,607       10,987
Accumulated other comprehensive income                          (130)            260          (94)
Retained earnings                                            358,329         419,061      427,069
Treasury stock                                               (38,703)        (42,215)     (43,024)
                                                          -----------  --------------  -----------
Total stockholders' equity                                   330,987         388,615      395,840
                                                          -----------  --------------  -----------
                                                          $1,015,295   $   1,028,674   $1,056,384
                                                          ===========  ==============  ===========


See accompanying condensed notes to consolidated financial statements.


                                                           12 WEEKS ENDED           24 WEEKS ENDED
                                                        ----------------------  ----------------------
                                                         June 11,    JUNE 17,    June 11,    JUNE 17,
                                                           1997        1998        1997        1998
                                                        ----------  ----------  ----------  ----------
Operating revenues                                      $ 197,572   $ 211,496   $ 354,658   $ 383,344
Operating costs and expenses                              160,477     163,833     303,375     316,362
Selling, general and administrative expenses               15,564      17,565      29,809      31,981
                                                        ----------  ----------  ----------  ----------

Operating income                                           21,531      30,098      21,474      35,001

Gain (loss) on divestitures                                 9,501      (2,408)     11,902      (2,062)
Interest and investment income                              1,764       1,837       3,671       3,986
Interest expense                                           (8,221)     (7,376)    (16,206)    (14,871)
                                                        ----------  ----------  ----------  ----------

Income from continuing operations before income tax
   provision, minority interest and extraordinary item     24,575      22,151      20,841      22,054

Income tax provision                                       (1,453)     (8,728)     (2,412)     (9,022)

Minority interest                                             (70)       (443)        (70)       (714)
                                                        ----------  ----------  ----------  ----------

Income from continuing operations
   before extraordinary item                               23,052      12,980      18,359      12,318

Discontinued operations:
Gain on disposal of financial services segment,
   net of income tax provision of $15,221                       -           -      25,146           -
                                                        ----------  ----------  ----------  ----------

Income before extraordinary item                           23,052      12,980      43,505      12,318


Extraordinary item - loss on extinguishment of debt,
   net of income taxes of $634                                  -      (1,176)          -      (1,176)
                                                        ----------  ----------  ----------  ----------

Net income                                              $  23,052   $  11,804   $  43,505   $  11,142
                                                        ==========  ==========  ==========  ==========


Basic and diluted earnings per share:
Income from continuing operations
  before extraordinary item                             $     .27   $     .15   $     .22   $     .14
Discontinued operations                                         -           -         .29           -
Extraordinary item - loss on extinguishment of debt             -        (.01)          -        (.01)
                                                        ----------  ----------  ----------  ----------
Net income                                              $     .27   $     .14   $     .51   $     .13
                                                        ==========  ==========  ==========  ==========


See accompanying condensed notes to consolidated financial statements.

CLUB CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Twenty Four Weeks Ended June 11, 1997 and June 17, 1998
(Dollars in thousands, except share amounts)
(Unaudited)


                                                                                                         Accumulated
                                                                                                             other
                                                  Common stock (100, 000,000 shares                     comprehensive
                                                 authorized, par value $.01 per share                       income
                                             -------------------------------------------                -------------
                                                                                                           Foreign
                                                          Treasury                         Additional     Currency
                                               Shares      Stock        Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding   Value     Capital     Adjustment
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1996, as restated   90,219,408  4,826,167    85,393,241   $  902  $    10,380  $        (54)
Net income                                            -          -             -        -            -             -
Purchase of treasury stock                            -    179,431      (179,431)       -            -             -
Stock issued in connection with bonus plans           -    (53,705)       53,705        -          209             -
Foreign currency translation adjustment               -          -             -        -            -           (76)
Market adjustment                                     -          -             -        -            -             -
Change in redemption value of common
   stock held by benefit plan                         -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at June 11, 1997, as restated       90,219,408  4,951,893    85,267,515   $  902  $    10,589  $       (130)
                                             ==========  ==========  ============  ======  ===========  =============

Balances at December 31, 1997, as restated   90,219,408  5,215,569    85,003,839   $  902  $    10,607  $        260
Net income                                            -          -             -        -            -             -
Purchase of treasury stock                            -     90,885       (90,885)       -            -             -
Stock issued in connection with bonus plans           -    (62,149)       62,149        -          380             -
Foreign currency translation adjustment               -          -             -        -            -          (354)
Change in redemption value of common
   stock held by benefit plan                         -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at June 17, 1998, as restated       90,219,408  5,244,305    84,975,103   $  902  $    10,987  $        (94)
                                             ==========  ==========  ============  ======  ===========  =============



                                                Accumulated
                                                   other
                                               comprehensive
                                                   income
                                             ------------------
                                                 Unrealized
                                                  Gains or
                                                  Losses on
                                               Investments in                                  Total
                                                  Debt and         Retained    Treasury    Stockholders'
                                              Equity Securities    Earnings     Stock         Equity
                                             -------------------  ----------  ----------  ---------------
Balances at December 31, 1996, as restated   $              (46)  $ 316,470   $ (37,100)  $      290,552
Net income                                                    -      43,505           -           43,505
Purchase of treasury stock                                    -           -      (2,019)          (2,019)
Stock issued in connection with bonus plans                   -           -         416              625
Foreign currency translation adjustment                       -           -           -              (76)
Market adjustment                                            46           -           -               46
Change in redemption value of common
   stock held by benefit plan                                 -      (1,646)          -           (1,646)
                                             -------------------  ----------  ----------  ---------------
Balances at June 11, 1997, as restated       $                -   $ 358,329   $ (38,703)  $      330,987
                                             ===================  ==========  ==========  ===============

Balances at December 31, 1997, as restated   $                -   $ 419,061   $ (42,215)  $      388,615
Net income                                                    -      11,142           -           11,142
Purchase of treasury stock                                    -           -      (1,312)          (1,312)
Stock issued in connection with bonus plans                   -           -         503              883
Foreign currency translation adjustment                       -           -           -             (354)
Change in redemption value of common
   stock held by benefit plan                                 -      (3,134)          -           (3,134)
                                             -------------------  ----------  ----------  ---------------
Balances at June 17, 1998, as restated       $                -   $ 427,069   $ (43,024)  $      395,840
                                             ===================  ==========  ==========  ===============


See accompanying condensed notes to consolidated financial statements.

CLUB CORPORATION INTERNATIONAL
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)



                                                                         24 WEEKS ENDED
                                                                     ----------------------
                                                                      June 11,    JUNE 17,
                                                                        1997        1998
                                                                     ----------  ----------
Cash flows from operations:
Net income                                                           $  43,505   $  11,142
Adjustments to reconcile net income to cash flows
   provided from operations:
Depreciation and amortization                                           22,207      24,367
(Gain) loss on divestitures                                            (11,902)      2,062
Minority interest in net income of subsidiaries                             70         714
Gain on disposal of financial services segment                         (25,146)          -
Extraordinary item - loss on extinguishment of debt                          -       1,810
Equity in losses in partnerships and joint ventures                        847         188
Amortization of discount on membership deposits                          2,833       3,175
Deferred income taxes                                                    1,364       7,310
Decrease in real estate held for sale                                    3,401       4,590
Increase in membership and other receivables, net                       (1,914)     (9,527)
Decrease in accounts payable and accrued liabilities                    (8,210)     (3,659)
Increase in deferred membership dues                                     8,897       9,963
Other                                                                   10,886       1,600
                                                                     ----------  ----------
Cash flows provided from operations                                     46,838      53,735

Cash flows from investing activities:
Additions to property and equipment                                    (26,712)    (35,907)
Development of real estate ventures                                     (2,971)     (6,919)
Development of new facilities                                           (2,463)     (5,708)
Acquisition of facilities                                               (2,960)     (9,038)
Investment in joint ventures                                              (800)    (15,687)
Proceeds from disposition of subsidiaries and assets, net               11,129       4,697
Proceeds from disposal of financial services segment, net               89,968           -
Other                                                                    5,772         484
                                                                     ----------  ----------
Cash flows provided from (used by) investing activities                 70,963     (68,078)

Cash flows from financing activities:
Borrowings of long-term debt                                            10,187     221,535
Repayments of long-term debt                                           (62,501)   (222,469)
Membership deposits received, net                                          605       1,210
Treasury stock transactions, net                                        (2,019)     (1,312)
Repayment of Federal Home Loan bank advances                            (3,153)          -
Dividend paid to minority shareholder of financial services segment    (12,500)     (4,177)
                                                                     ----------  ----------
Cash flow used by financing activities                                 (69,381)     (5,213)
                                                                     ----------  ----------

Total net cash flows                                                    48,420     (19,556)

Cash and cash equivalents at beginning of period                        74,454     101,419
                                                                     ----------  ----------
Cash and cash equivalents at end of period                           $ 122,874   $  81,863
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


                         12 Weeks    24 Weeks    12 WEEKS    24 WEEKS
                          Ended       Ended       ENDED       ENDED
                        ----------  ----------  ----------  ----------
                         June 11,      1997      JUNE 17,      1998
                        ----------  ----------  ----------  ----------
Operating revenues      $  (4,195)  $  (6,232)  $  (1,414)  $  (1,525)
Operating income           (4,277)     (6,487)     (1,393)     (1,687)
Income from continuing
operations before
income tax provision,
minority interest and
extraordinary item         (4,286)     (6,371)     (1,393)     (1,687)
Income tax provision          377         411         290         439
Income from
continuing operations
before extraordinary
item                       (3,908)     (6,087)     (1,341)     (1,038)
                        ----------  ----------  ----------  ----------
Net income              $  (3,908)  $  (6,087)  $  (1,341)  $  (1,038)
                        ==========  ==========  ==========  ==========

Basic and diluted
earnings per share:
Income from
continuing operations
before extraordinary
item                    $    (.05)  $    (.07)  $    (.02)  $    (.01)
                        ----------  ----------  ----------  ----------
Net income              $    (.05)  $    (.07)  $    (.02)  $    (.01)
                        ==========  ==========  ==========  ==========

In addition, this change resulted in a decrease in retained earnings of $67,332,000, $70,223,000 and $71,261,000 as of June 11, 1997, December 31, 1997
and  June  17,  1998,  respectively.

ClubCorp now presents changes in the redemption value of common stock held by the benefit plan as a direct charge to retained earnings instead of a
separate  component  of  stockholders'  equity.    This reclassification
resulted in a decrease in retained earnings of $44,879,000, $53,652,000 and $56,786,000 as of June 11, 1997, December 31, 1997 and June 17, 1998,
respectively.    This  reclassification  had  no  net  effect  on  total
stockholders'  equity.


NOTE  3.  TOTAL  COMPREHENSIVE  INCOME
--------------------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity. For the twelve weeks and twenty four weeks ended June 11, 1997 and June 17, 1998 the other comprehensive income amounts included in total comprehensive income consisted of unrealized gains on investments in debt and equity securities and foreign currency translation adjustments. Total comprehensive income was $22,996,000 and $11,580,000 for the twelve weeks ended and $43,475,000 and
$10,788,000 for the twenty four weeks ended June 11, 1997 and June 17, 1998, respectively.


NOTE  4.  OMNIBUS  STOCK  OPTION  PLAN
--------------------------------------
The Club Corporation International Omnibus Stock Plan (Plan) was adopted to be effective February 1998. The Plan provides for granting to key employee partners options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting will be determined at the time of grant and will generally be three to five years. The initial grant was 1,739,000 options with a five year vesting and a ten year expiration date. None of these options are currently exercisable.


NOTE  5.  SENIOR  CREDIT  FACILITY
 ----------------------------------
On May 27, 1998, Parent finalized a five-year $300,000,000 unsecured revolving credit facility agreement with a group of banks. The obligations under this facility are guaranteed by certain of its subsidiaries. The interest rate is determined using a LIBOR-based pricing matrix as defined in the agreement. As of June 17, 1998, Parent has used this facility to refinance approximately $174,944,000 in existing debt and related accrued interest of its subsidiaries. In conjunction with this refinancing, unamortized loan costs and discounts on long-term debt totaling $1,810,000 are shown in the accompanying Consolidated
Statement of Operations as an extraordinary item - loss on extinguishment of debt. The amount outstanding under this agreement, including letters of credit of $14,657,000, as of June 17, 1998, is $189,657,000 at an interest rate of
LIBOR  plus  62.5  basis  points.


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

     The following discussion of the Company's financial condition and results of operations for the 12 and 24 weeks ended June 11, 1997 and June 17, 1998 should be read in conjunction with the Company's Annual Report on Form 10-K and Form 10-K/A Amendment No. 1 for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

12  WEEKS  ENDED  JUNE  17,  1998  COMPARED  TO  12  WEEKS  ENDED  JUNE 11, 1997

Consolidated  Operations

     Operating revenues increased 7.0% to $211.5 million for the 12 weeks ended June 17, 1998 from $197.6 million for the 12 weeks ended June 11, 1997 due primarily to increased revenues at mature facilities. Operating revenues of mature facilities (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased 8.4% to $194.3 million from $179.2 million for the same period.

     Operating costs and expenses, consisting of direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased 2.1%, to $163.8 million for the 12 weeks ended June 17, 1998 from $160.5 million for the 12 weeks ended June 11, 1997, principally reflecting increased operating costs and expenses at mature facilities which increased 4.5% to $157.1 million from $150.4 million for the same period, due primarily to increases in costs of sales for food and beverage, golf operations, lodging, real estate sales and payroll costs.

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

Segment  and  Other  Information  -  12  Weeks

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resort segment for the 12 week periods ended
June  11,  1997  and  June  17,  1998:




                                       MATURE RESORTS     TOTAL RESORTS
                                     -----------------  -----------------
                                      1997      1998     1997      1998
                                     -------  --------  -------  --------
(dollars in thousands)
Number of facilities at period end         4         4        8         6
Operating revenues                   $38,155  $ 43,074  $43,397  $ 45,743
Operating costs and expenses          30,596    32,914   37,597    36,684
                                     -------  --------  -------  --------
Segment operating income             $ 7,559  $ 10,160  $ 5,800  $  9,059
                                     =======  ========  =======  ========

     Operating revenues from total resorts increased 5.4% due primarily to increased revenues at mature facilities offset to some extent by the effect of divestitures. Operating revenues from mature resorts increased 12.9%, which is indicative of increases of 7.8 percentage points in the occupancy rate and 6.0% in the average daily revenue per occupied room for Pinehurst, Homestead, and Barton Creek. Pinehurst continued to experience significant increases in operating revenues which are attributable to its hosting of the 1999 U.S. Open.

Country  Club  and  Golf  Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facility segment for the 12 week periods ended June 11, 1997 and June 17, 1998:



                                            MATURE                TOTAL
                                         COUNTRY CLUB          COUNTRY CLUB
                                           AND GOLF              AND GOLF
                                          FACILITIES            FACILITIES
                                     --------------------  --------------------
                                        1997       1998       1997       1998
                                     -----------  -------  -----------  -------
(dollars in thousands)
Number of facilities at period end            98       98          112      110
Operating revenues                   $    84,532  $92,018  $    87,042  $95,986
Operating costs and expenses              68,248   73,111       70,383   76,813
                                     -----------  -------  -----------  -------
Segment operating income             $    16,284  $18,907  $    16,659  $19,173
                                     ===========  =======  ===========  =======

     Operating revenues from total country club and golf facilities increased 10.3% primarily due to increased revenues at mature properties. Operating revenues from mature country club and golf facilities increased 8.9% from the 12 weeks ended June 11, 1997 to the 12 weeks ended June 17, 1998 due to an increase in members, the opening of several courses at existing facilities which were closed for renovation during the prior year, and the acquisition of pro shops previously owned by golf professionals.

City  Facilities

     The following table presents certain summary financial data and other operating data for the Company's city facility segment for the 12 week periods ended June 11, 1997 and June 17, 1998:



                                         MATURE CITY            TOTAL CITY
                                          FACILITIES            FACILITIES
                                     --------------------  --------------------
                                        1997       1998       1997       1998
                                     -----------  -------  -----------  -------
(dollars in thousands)
Number of facilities at period end            91       91           91       94
Operating revenues                   $    56,540  $59,245  $    57,072  $60,161
Operating costs and expenses              51,571   51,127       54,775   51,854
                                     -----------  -------  -----------  -------
Segment operating income             $     4,969  $ 8,118  $     2,297  $ 8,307
                                     ===========  =======  ===========  =======

     Operating revenues from total city facilities increased 5.4% primarily due to increased revenues at mature facilities. Operating revenues from mature city facilities increased by 4.8% due to an increase in members and facilities usage.

International  and  Realty

     International operating revenues increased to $1.7 million from $0.4 million, primarily due to increased equity earnings from a city club in Singapore and increased revenues from city clubs in Panama and Ecuador.

     Realty operating revenues decreased 3.4% to $5.6 million from $5.8 million due to decreased sales of land held for resale in connection with a golf facility in Colorado.

24  WEEKS  ENDED  JUNE  17,  1998  COMPARED  TO  24  WEEKS  ENDED  JUNE 11, 1997

Consolidated  Operations

     Operating revenues increased 8.1% to $383.3 million for the 24 weeks ended June 17, 1998 from $354.7 million for the 24 weeks ended June 11, 1997 due primarily to increased revenues at mature facilities. Operating revenues of mature facilities (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased 7.2%
to  $347.4  million    from  $324.1  million  for  the  same  period.

     Operating costs and expenses, consisting of costs of services, facility rentals and depreciation and amortization, increased 4.3%, to $316.4 million for the 24 weeks ended June 17, 1998 from $303.4 million for the 24 weeks ended June 11, 1997, principally reflecting increased operating costs and expenses at mature facilities which increased 4.5% to $301.6 million from $288.7 million for the same period, due primarily to increases in costs of sales for food and beverage, golf operations, real estate sales, lodging and payroll costs.

     Selling, general and administrative expenses increased 7.4% to $32.0 million for the 24 weeks ended June 17, 1998 from $29.8 million for the 24 weeks ended June 11, 1997, due primarily to incentive bonus accruals for executives and corporate and regional management related to the expected attainment of Company goals.

     Interest expense decreased 8.0% to $14.9 million from $16.2 million for the same period, due mainly to 1997 and 1998 divestitures.

Segment  and  Other  Information  -  24  Weeks

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resort segment for the 24 week periods ended
June  11,  1997  and  June  17,  1998:


                                               MATURE RESORTS       TOTAL RESORTS
                                            --------------------  -----------------
                                              1997       1998      1997      1998
                                            ---------  ---------  -------  --------
(dollars in thousands)
Number of facilities at period end                 4          4         8         6
Operating revenues                          $ 63,709   $ 69,257   $71,011  $ 73,252
Operating costs and expenses                  58,413     61,478    69,167    68,100
                                            ---------  ---------  -------  --------
Segment operating income                    $  5,296   $  7,779   $ 1,844  $  5,152
                                            =========  =========  =======  ========

Room nights available                        183,601    183,127
Occupancy rate                                  46.0%      48.5%
Average daily room rate per occupied room   $    168   $    178
Average daily revenue per occupied room     $    652   $    726

     Operating revenues from total resorts increased 3.2% due primarily to increased revenues at mature facilities offset to some extent by the effect of divestitures. Operating revenues from mature resorts increased 8.7%, which is indicative of increases of 2.5 percentage points in the occupancy rate, 6.0% in the average daily room rate per occupied room, and 11.3% in the average daily revenue per occupied room. Pinehurst continued to experience significant increases in operating revenues which are attributable to its hosting of the 1999 U.S. Open.

     The differences in operating revenues and operating costs and expenses between mature resorts and total resorts are primarily attributable to the Company's operations at Daufuskie Island ("Daufuskie"). ClubCorp purchased Daufuskie at the end of 1996 for nominal consideration as a turn-around opportunity. Daufuskie had operating losses of approximately $2.6 million for the 24 weeks ended June 17, 1998 and has had aggregate operating losses of approximately $9.4 million since it was acquired by ClubCorp at the end of 1996.

Country  Clubs  and  Golf  Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facility segment for the 24 week periods ended June 11, 1997 and June 17, 1998:



                                            MATURE                  TOTAL
                                          COUNTRY CLUB          COUNTRY CLUB
                                            AND GOLF               AND GOLF
                                           FACILITIES             FACILITIES
                                     ---------------------  ---------------------
                                        1997        1998       1997        1998
                                     -----------  --------  -----------  --------
(dollars in thousands)
Number of facilities at period end            98        98          112       110
Operating revenues                   $   150,683  $162,251  $   155,607  $169,233
Operating costs and expenses             128,033   134,917      133,080   141,718
                                     -----------  --------  -----------  --------
Segment operating income             $    22,650  $ 27,334  $    22,527  $ 27,515
                                     ===========  ========  ===========  ========

     Operating revenues from total country club and golf facilities increased 8.8% primarily due to increased revenues at mature facilities. Operating revenues from mature country club and golf facilities increased 7.7% primarily due to an increase in members, the opening of several courses at existing facilities which were closed for renovation during the prior year, and the acquisition of pro shops previously owned by golf professionals.

City  Facilities

     The following table presents certain summary financial data and other operating data for the Company's city facility segment for the 24 week periods ended June 11, 1997 and June 17, 1998:



                                         MATURE CITY              TOTAL CITY
                                          FACILITIES              FACILITIES
                                     ----------------------  ---------------------
                                         1997        1998       1997        1998
                                     ------------  --------  -----------  --------
(dollars in thousands)
Number of facilities at period end             91        91           91        94
Operating revenues                   $    109,722  $115,842  $   111,428  $117,450
Operating costs and expenses              102,248   105,255      104,302   106,759
                                     ------------  --------  -----------  --------
Segment operating income             $      7,474  $ 10,587  $     7,126  $ 10,691
                                     ============  ========  ===========  ========

     Operating revenues from total city facilities increased 5.4% due primarily to increased revenues at mature facilities. Operating revenues from mature city facilities increased by 5.6% due to an increase in members and facility usage.

International and Realty

     International operating revenues increased to $3.6 million in 1998 from $1.6 million in 1997 primarily due to increased equity earnings from a city club in Singapore and increased revenues at city clubs in Panama and Ecuador.

     Realty operating revenues increased to $12.1 million in 1998 from $8.3 million in 1997 primarily due to increased sales of real estate held for resale in connection with the development of a golf facility in Colorado.

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

     Computer programs were historically written using two digits rather than four digits to identify the year. The computer might then recognize the two digits "00" as year 1900 rather than year 2000 resulting in possible system
failures, miscalculations, and/or loss of data.   This is referred to as the
"Year 2000" issue.   Implementation of Oracle software and updating and/or
replacement of other software programs addresses the Company's Year 2000 issue and is expected to be completed by November 1999. If the conversion is not completed in a timely manner, Year 2000 issues may have a significant impact on the Company's operations. The Company, however, has alternative plans in the event Oracle is not implemented in a timely manner. The Company does not believe that the Year 2000 problem will have a material adverse effect on the business operations or the financial performance of the Company. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company and its business.

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

                           PART II. OTHER INFORMATION


Item  6.  Exhibits  and  Reports  on  Form  8-K
          (a) Exhibits
              10.21* - $300,000,000 Credit Agreement Among Club Corporation International and Certain Lenders and Co-Agents dated May 27, 1998 10.22* - Second Amendment to the Club Corporation International Executive Stock Option Plan
              15.1 - Letter from KPMG Peat Marwick LLP regarding unaudited interim financial statements

          (b) Reports  on  Form  8-K

     The  Company  filed  Form 8-K for the quarterly period ended June 17, 1998
on  May  4,  1998  which  included  Item  8.   Change in Fiscal Year.

____________________________
* Filed as an exhibit to Form 10-Q for the quarterly period ended June 17, 1998 on August 3, 1998.

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