Form 10-Q
period 1998-09-09
CLUB CORP INTERNATIONAL
filed 1998-10-23
CIK 929455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                               __________________

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 9, 1998


       Commission file numbers 33-89818, 33-96568, 333-08041 and 333-57107


                          CLUBCORP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                           75-1311242
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)           Identification no.)


      3030 LBJ FREEWAY, SUITE 700              DALLAS, TEXAS 75234
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (972) 243-6191

               Former name, former address and former fiscal year, if changed since last report: FORMER NAME: CLUB CORPORATION INTERNATIONAL


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

The number of shares of the registrant's Common Stock outstanding as of September 9, 1998 was 84,911,248.

                          CLUBCORP INTERNATIONAL, INC.

                                      INDEX


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

Part II. OTHER INFORMATION

                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------


The  Board  of  Directors
ClubCorp  International,  Inc.:

We have reviewed the consolidated balance sheet of ClubCorp International, Inc. and subsidiaries (ClubCorp) as of September 9, 1998 and September 3, 1997 and the related consolidated statements of operations for the twelve weeks and thirty six weeks ended September 9, 1998 and September 3, 1997 and stockholders' equity and cash flows for the thirty six weeks ended September 9, 1998 and September 3, 1997, respectively. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ClubCorp as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1998, except as to Note 2, which is as of October 13, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived. Our report on the consolidated financial statements of ClubCorp refers to a retroactive change in the Company's method of accounting for membership initiation deposits and fees and the related incremental direct selling.

As discussed in Note 2 to the accompanying consolidated financial statements, ClubCorp changed its method of accounting for membership initiation deposits and fees and the related incremental direct selling costs and has restated the consolidated financial statements to give retroactive effect to this change.



                                             KPMG  Peat  Marwick  LLP

Dallas,  Texas
October  16,  1998

CLUBCORP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share amounts)
(Unaudited)



                                                           September 3,    December 31,    SEPTEMBER 9,
Assets                                                         1997            1997            1998
------                                                    --------------  --------------  --------------
Current assets:
Cash and cash equivalents                                 $     112,432   $     101,419   $      78,801
Membership and other receivables, net                            74,241          76,522          76,559
Inventories                                                      15,365          14,954          18,619
Other assets                                                     15,036          14,968          17,454
                                                          --------------  --------------  --------------
Total current assets                                            217,074         207,863         191,433

Property and equipment, net                                     665,391         677,227         723,530
Other assets                                                    116,673         143,584         148,988
                                                          --------------  --------------  --------------
                                                          $     999,138   $   1,028,674   $   1,063,951
                                                          ==============  ==============  ==============

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
Accounts payable and accrued liabilities                  $      44,930   $      57,996   $      51,705
Long-term debt - current portion                                 71,376          74,621          18,443
Other liabilities                                                95,265          79,995          99,712
                                                          --------------  --------------  --------------
Total current liabilities                                       211,571         212,612         169,860

Long-term debt                                                  195,203         181,236         240,035
Other liabilities                                               134,237         109,493         109,014
Membership deposits                                              80,525          83,066          90,781

Redemption value of common stock held by benefit plan            49,878          53,652          58,749

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 90,219,408 issued, 85,218,416 outstanding
   at September 3, 1997, 85,003,839 at December 31, 1997
   and 84,911,248 at September 9, 1998                              902             902             902
Additional paid-in capital                                       10,593          10,607          11,037
Accumulated other comprehensive income                               48             260             380
Retained earnings                                               355,474         419,061         427,234
Treasury stock                                                  (39,293)        (42,215)        (44,041)
                                                          --------------  --------------  --------------
Total stockholders' equity                                      327,724         388,615         395,512
                                                          --------------  --------------  --------------
                                                          $     999,138   $   1,028,674   $   1,063,951
                                                          ==============  ==============  ==============


See accompanying condensed notes to consolidated financial statements.

CLUBCORP  INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)


                                                                12 WEEKS ENDED                  36 WEEKS ENDED
                                                        ------------------------------  ------------------------------
                                                         September 3,    SEPTEMBER 9,    September 3,    SEPTEMBER 9,
                                                             1997            1998            1997            1998
                                                        --------------  --------------  --------------  --------------
Operating revenues                                      $     192,084   $     196,831   $     546,742   $     580,175
Operating costs and expenses                                  163,041         170,547         466,416         486,909
Selling, general and administrative expenses                   15,597          16,569          45,406          48,550
                                                        --------------  --------------  --------------  --------------

Operating income                                               13,446           9,715          34,920          44,716

(Loss) gain on divestitures                                    (5,524)         (3,324)          6,378          (5,386)
Interest and investment income                                  2,875           5,522           6,546           9,508
Interest expense                                               (7,129)         (6,473)        (23,335)        (21,344)
Other (expense) income                                            (90)          1,025             (90)          1,025
                                                        --------------  --------------  --------------  --------------

Income from continuing operations before income tax
   provision, minority interest and extraordinary item          3,578           6,465          24,419          28,519

Income tax provision                                           (1,342)         (4,305)         (3,754)        (13,327)

Minority interest                                                 (92)            (32)           (162)           (746)
                                                        --------------  --------------  --------------  --------------

Income from continuing operations
   before extraordinary item                                    2,144           2,128          20,503          14,446

Discontinued operations:
Gain on disposal of financial services segment,
   net of income tax provision of $15,221                           -               -          25,146               -
                                                        --------------  --------------  --------------  --------------

Income before extraordinary item                                2,144           2,128          45,649          14,446


Extraordinary item - loss on extinguishment of debt,
   net of income taxes of $634                                      -               -               -          (1,176)
                                                        --------------  --------------  --------------  --------------

Net income                                              $       2,144   $       2,128   $      45,649   $      13,270
                                                        ==============  ==============  ==============  ==============


Basic and diluted earnings per share:
Income from continuing operations                       $         .03   $         .03   $         .24   $         .17
Discontinued operations                                             -               -             .29               -
Extraordinary item - loss on extinguishment of debt                 -               -               -            (.01)
                                                        --------------  --------------  --------------  --------------
Net income                                              $         .03   $         .03   $         .53   $         .16
                                                        ==============  ==============  ==============  ==============


See accompanying condensed notes to consolidated financial statements.

CLUBCORP INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Thirty Six Weeks Ended September 3, 1997 and September 9, 1998
(Dollars in thousands, except share amounts)
(Unaudited)


                                                                                                         Accumulated
                                                                                                            other
                                                  Common stock (100, 000,000 shares                     comprehensive
                                                 authorized, par value $.01 per share)                      income
                                             --------------------------------------------               -------------
                                                                                                           Foreign
                                                          Treasury                         Additional     Currency
                                               Shares      Stock        Shares      Par      Paid-in     Translation
                                               Issued      Shares    Outstanding   Value     Capital     Adjustment
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at December 31, 1996, as restated   90,219,408  4,826,167    85,393,241   $  902  $    10,380  $        (54)
Net income                                            -          -             -        -            -             -
Purchase of treasury stock                            -    229,498      (229,498)       -            -             -
Stock issued in connection with bonus plans           -    (54,673)       54,673        -          213             -
Foreign currency translation adjustment               -          -             -        -            -           102
Market adjustment                                     -          -             -        -            -             -
Change in redemption value of common
   stock held by benefit plan                         -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
Balances at September 3, 1997, as restated   90,219,408  5,000,992    85,218,416   $  902  $    10,593  $         48
                                             ==========  ==========  ============  ======  ===========  =============

BALANCES AT DECEMBER 31, 1997, AS RESTATED   90,219,408  5,215,569    85,003,839   $  902  $    10,607  $        260
NET INCOME                                            -          -             -        -            -             -
PURCHASE OF TREASURY STOCK                            -    163,185      (163,185)       -            -             -
STOCK ISSUED IN CONNECTION WITH BONUS PLANS           -    (70,594)       70,594        -          430             -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT               -          -             -        -            -           120
CHANGE IN REDEMPTION VALUE OF COMMON
   STOCK HELD BY BENEFIT PLAN                         -          -             -        -            -             -
                                             ----------  ----------  ------------  ------  -----------  -------------
BALANCES AT SEPTEMBER 9, 1998                90,219,408  5,308,160    84,911,248   $  902  $    11,037  $        380
                                             ==========  ==========  ============  ======  ===========  =============

                                                 Accumulated
                                                   other
                                                comprehensive
                                                   income
                                              ------------------
                                                 Unrealized
                                                  Gains or
                                                  Losses on
                                               Investments in                                  Total
                                                  Debt and         Retained    Treasury    Stockholders'
                                              Equity Securities    Earnings     Stock         Equity
                                             -------------------  ----------  ----------  ---------------
Balances at December 31, 1996, as restated   $              (46)  $ 316,470   $ (37,100)  $      290,552
Net income                                                    -      45,649           -           45,649
Purchase of treasury stock                                    -           -      (2,617)          (2,617)
Stock issued in connection with bonus plans                   -           -         424              637
Foreign currency translation adjustment                       -           -           -              102
Market adjustment                                            46           -           -               46
Change in redemption value of common
   stock held by benefit plan                                 -      (6,645)          -           (6,645)
                                             -------------------  ----------  ----------  ---------------
Balances at September 3, 1997, as restated   $                -   $ 355,474   $ (39,293)  $      327,724
                                             ===================  ==========  ==========  ===============

BALANCES AT DECEMBER 31, 1997, AS RESTATED   $                -   $ 419,061   $ (42,215)  $      388,615
NET INCOME                                                    -      13,270           -           13,270
PURCHASE OF TREASURY STOCK                                    -           -      (2,399)          (2,399)
STOCK ISSUED IN CONNECTION WITH BONUS PLANS                   -           -         573            1,003
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       -           -           -              120
CHANGE IN REDEMPTION VALUE OF COMMON
   STOCK HELD BY BENEFIT PLAN                                 -      (5,097)          -           (5,097)
                                             -------------------  ----------  ----------  ---------------
BALANCES AT SEPTEMBER 9, 1998                $                -   $ 427,234   $ (44,041)  $      395,512
                                             ===================  ==========  ==========  ===============


See accompanying condensed notes to consolidated financial statements.

CLUBCORP INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)




                                                                                    36 WEEKS ENDED
                                                                             ------------------------------
                                                                              September 3,    SEPTEMBER 9,
                                                                                  1997            1998
                                                                             --------------  --------------
Cash flows from operations:
Net income                                                                   $      45,649   $      13,270
Adjustments to reconcile net income to cash flows provided from operations:
Depreciation and amortization                                                       33,183          36,688
(Gain) loss on divestitures                                                         (6,378)          5,386
Minority interest in net income of subsidiaries                                        162             746
Gain on disposal of financial services segment                                     (25,146)              -
Gain on the sale of investments                                                          -          (4,043)
Extraordinary item - loss on extinguishment of debt                                      -           1,810
Equity in losses (earnings) in partnerships and joint ventures                       1,518          (1,727)
Amortization of discount on membership deposits                                      4,280           4,838
Deferred income taxes                                                                2,836          11,037
Decrease in real estate held for sale                                                6,938           6,696
(Increase) decrease in membership and other receivables, net                        (1,253)            270
Decrease in accounts payable and accrued liabilities                                (9,524)         (2,377)
Increase in deferred membership revenues                                             4,698           4,740
Other                                                                               12,141           4,788
                                                                             --------------  --------------
Cash flows provided from operations                                                 69,104          82,122

Cash flows from investing activities:
Additions to property and equipment                                                (41,093)        (57,409)
Development of real estate ventures                                                 (5,011)        (10,576)
Development of new facilities                                                       (4,390)        (10,756)
Acquisition of facilities                                                           (2,960)         (9,038)
Investment in joint ventures                                                        (1,000)        (16,414)
Proceeds from disposition of subsidiaries and assets, net                           13,074           4,697
Proceeds from disposal of financial services segment, net                           89,968               -
Proceeds from sale of investments                                                        -           9,864
Other                                                                                7,625          (8,351)
                                                                             --------------  --------------
Cash flows provided from (used by) investing activities                             56,213         (97,983)

Cash flows from financing activities:
Borrowings of long-term debt                                                        11,902         223,092
Repayments of long-term debt                                                       (81,838)       (225,175)
Membership deposits received, net                                                      867           1,902
Treasury stock transactions, net                                                    (2,617)         (2,399)
Repayment of Federal Home Loan bank advances                                        (3,153)              -
Dividend paid to minority shareholder of financial services segment                (12,500)         (4,177)
                                                                             --------------  --------------
Cash flow used by financing activities                                             (87,339)         (6,757)
                                                                             --------------  --------------

Total net cash flows                                                                37,978         (22,618)

Cash and cash equivalents at beginning of period                                    74,454         101,419
                                                                             --------------  --------------
Cash and cash equivalents at end of period                                   $     112,432   $      78,801
                                                                             ==============  ==============


See accompanying condensed notes to consolidated financial statements.

CLUBCORP INTERNATIONAL, INC.
Condensed Notes to Consolidated Financial Statements


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------
Consolidation
-------------
The consolidated financial statements include the accounts of ClubCorp International, Inc. (Parent) and its subsidiaries (collectively ClubCorp) except for certain subsidiaries of Franklin Federal Bancorp, a Federal Savings Bank (Franklin). On January 2, 1997, Franklin sold certain assets and transferred certain liabilities to Norwest Corporation. Thus, Franklin is classified as a discontinued operation in the accompanying consolidated financial statements.

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

In the opinion of ClubCorp management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of ClubCorp as of September 3, 1997 and September 9, 1998 and the consolidated results of operations and cash flows for the twelve weeks and thirty six weeks ended September 3, 1997 and September 9, 1998, respectively. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

Earnings  per  share
--------------------
Earnings per share for the twelve weeks ended September 3, 1997 and September 9, 1998 is computed using the weighted average number of shares outstanding of 85,222,588 and 84,917,273 for basic and 85,969,474 and 86,077,714 for diluted, respectively. For the thirty six weeks ended September 3, 1997 and September 9, 1998, earnings per share is computed using the weighted average number of shares outstanding of 85,341,186 and 85,001,850 for basic and 85,944,298 and 86,321,454 for diluted, respectively. The weighted average shares outstanding used in the calculation of diluted earnings per share includes the effect of options to purchase common stock.

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


                           12 Weeks        36 WEEKS
                            Ended           ENDED
                         September 3,    SEPTEMBER 3,
                             1997            1997
                        --------------  --------------
Operating revenues      $      (1,611)  $      (7,843)
Operating income               (1,681)         (8,168)
Income from continuing
operations before
income tax and
minority interest              (1,351)         (7,722)
Income tax provision              117             528
Income from
continuing operations          (1,234)         (7,321)
                        --------------  --------------
Net income              $      (1,234)  $      (7,321)
                        ==============  ==============

Basic and diluted
earnings per share:
Income from
continuing operations   $         .01   $         .09
                        --------------  --------------
Net income              $         .01   $         .09
                        ==============  ==============

In addition, this change resulted in a decrease in retained earnings of $68,566,000 and $70,223,000 as of September 3, 1997 and December 31, 1997,
respectively.

ClubCorp now presents changes in the redemption value of common stock held by the benefit plan as a direct charge to retained earnings instead of a separate component of stockholders' equity. This reclassification resulted in a decrease in retained earnings of $49,878,000 and $53,652,000 as of September 3, 1997 and December 31, 1997, respectively. This reclassification had no net effect on total stockholders' equity.


NOTE  3.  TOTAL  COMPREHENSIVE  INCOME
--------------------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity. For the twelve weeks and thirty six weeks ended September 3, 1997 and September 9, 1998 the other comprehensive income amounts included in total comprehensive income consisted of unrealized gains on investments in debt and equity securities and foreign currency translation adjustments. Total comprehensive income was $2,322,000 and $2,602,000 for the twelve weeks ended and $45,797,000 and $13,390,000 for the thirty six weeks ended September 3, 1997 and September 9, 1998, respectively.


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


NOTE  5.  SENIOR  CREDIT  FACILITY
----------------------------------
On May 27, 1998, Parent finalized a five-year $300,000,000 unsecured revolving credit facility agreement with a group of banks. The obligations under this facility are guaranteed by certain of its subsidiaries. The interest rate is determined using a LIBOR-based pricing matrix as defined in the agreement. As of September 9, 1998, Parent has used this facility to refinance approximately $174,944,000 in existing debt and related accrued interest of its subsidiaries. In conjunction with this refinancing, unamortized loan costs and discounts on long-term debt totaling $1,810,000 are shown in the accompanying Consolidated
Statement of Operations as an extraordinary item - loss on extinguishment of debt. The amount outstanding under this agreement, including letters of credit of $14,703,000, as of September 9, 1998, is $189,703,000 at an interest rate of LIBOR plus 62.5 basis points.


NOTE  6.  COMMITMENTS  AND  CONTINGENCIES
-----------------------------------------
ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes ClubCorp has meritorious defenses to these matters and that any potential liability from the resolution of these matters would not materially affect ClubCorp's consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     ClubCorp International, Inc. ("ClubCorp" or the "Company"), formerly Club Corporation International, is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns, operates and/or manages country clubs, golf clubs, public golf courses, city clubs, city/athletic clubs, athletic clubs, resorts, and certain related real estate through sole ownership, partial ownership (including joint venture interests) and management agreements. The Company's operations are organized into three principal business segments according to the type of facility or service - resorts, country club and golf facilities, and city facilities. The Company's primary sources of revenue include membership dues, fees, and deposits, food and beverage sales, revenues from golf operations, and lodging.

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

     The following discussion of the Company's financial condition and results of operations for the 12 and 36 weeks ended September 3, 1997 and September 9, 1998 should be read in conjunction with the Company's Annual Report on Form 10-K and Form 10-K/A Amendment No. 1 for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

12  WEEKS  ENDED  SEPTEMBER 9, 1998 COMPARED TO 12 WEEKS ENDED SEPTEMBER 3, 1997

Consolidated  Operations

     Operating revenues increased 2.4% to $196.8 million for the 12 weeks ended September 9, 1998 from $192.1 million for the 12 weeks ended September 3, 1997 due primarily to increased revenues at mature facilities. Operating revenues of mature facilities (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased 2.0% to $175.4 million from $172.0 million for the same period.

     Operating costs and expenses, consisting of direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased 4.6%, to $170.5 million for the 12 weeks ended September 9, 1998 from $163.0 million for the 12 weeks ended September 3, 1997, principally reflecting increased operating costs and expenses at mature facilities which increased 3.9% to $151.2 million from $145.5 million for the same period, due primarily to increased costs of sales for food and beverage, golf operations, cash flow based facility rentals, inflationary payroll cost increases, and bonus accruals for property level management.

     Selling, general and administrative expenses increased 6.4% to $16.6 million from $15.6 million, due primarily to bonus accruals for executives, regional and corporate management.

     Interest expense decreased 8.5% to $6.5 million for the 12 weeks ended September 9, 1998 from $7.1 million for the 12 weeks ended September 3, 1997 due mainly to 1997 and 1998 divestitures.

     Other income of $1.0 million in 1997 is due to the partial reversal of an accrual for pending litigation in the ordinary course of business.

Segment  and  Other  Information  -  12  Weeks

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resort segment for the 12 week periods ended September 3, 1997 and September 9, 1998:


                                      MATURE RESORTS      TOTAL RESORTS
                                     -----------------  -----------------
                                      1997      1998     1997      1998
                                     -------  --------  -------  --------
(dollars in thousands)
Number of facilities at period end         4         4        7         6
Operating revenues                   $39,159  $ 37,899  $41,493  $ 40,163
Operating costs and expenses          32,124    30,906   36,441    34,636
                                     -------  --------  -------  --------
Segment operating income             $ 7,035  $  6,993  $ 5,052  $  5,527
                                     =======  ========  =======  ========

     Operating revenues from total resorts decreased 3.2% due primarily to increased revenues at mature facilities offset by the effect of divestitures.
Operating revenues from mature resorts decreased 3.2% due mainly to divestitures. The decrease is also indicative of a decrease of 1.2 percentage points in the occupancy rate and an increase of 12.3% in the average daily revenue per occupied room for Pinehurst, Homestead, and Barton Creek. Pinehurst continued to experience significant increases in operating revenues which are attributable to its hosting of the 1999 U.S. Open.

Country  Club  and  Golf  Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facility segment for the 12 week periods ended September 3, 1997 and September 9, 1998:


                                        MATURE COUNTRY        TOTAL COUNTRY
                                           CLUB AND              CLUB AND
                                        GOLF FACILITIES      GOLF FACILITIES
                                     --------------------  --------------------
                                      1997       1998       1997       1998
                                     -------  -----------  -------  -----------
(dollars in thousands)
Number of facilities at period end       100          100      111          109
Operating revenues                   $84,348  $    87,208  $88,226  $    94,637
Operating costs and expenses          67,616       71,901   70,708       77,504
                                     -------  -----------  -------  -----------
Segment operating income             $16,732  $    15,307  $17,518  $    17,133
                                     =======  ===========  =======  ===========

     Operating revenues from total country club and golf facilities increased 7.3% primarily due to increased revenues at mature properties and acquisitions. Operating revenues from mature country club and golf facilities increased 3.4% due to an increase in members, the reopening of several courses at existing facilities which were closed for renovation during the prior year, and the acquisition of pro shops previously owned by golf professionals.

City  Facilities

     The following table presents certain summary financial data and other operating data for the Company's city facility segment for the 12 week periods ended September 3, 1997 and September 9, 1998:


                                           MATURE                TOTAL
                                       CITY FACILITIES       CITY FACILITIES
                                     --------------------  --------------------
                                      1997       1998       1997       1998
                                     -------  -----------  -------  -----------
(dollars in thousands)
Number of facilities at period end        91           91       95           95
Operating revenues                   $48,456  $    50,250  $50,478  $    52,262
Operating costs and expenses          45,785       48,362   47,823       50,584
                                     -------  -----------  -------  -----------
Segment operating income             $ 2,671  $     1,888  $ 2,655  $     1,678
                                     =======  ===========  =======  ===========

     Operating revenues from total city facilities increased 3.5% primarily due to increased revenues at mature facilities. Operating revenues from mature city facilities increased by 3.7% due to an increase in members and facilities usage.

International  and  Realty

     International operating revenues increased to $2.0 million in 1998 from $1.6 million in 1997 due primarily to increased equity earnings from a city club in Singapore that opened in 1997.

     Realty operating revenues decreased to $3.9 million in 1998 from $6.2 million in 1997 due to decreased sales of land held for resale in connection with golf facilities in Colorado, California, and Hilton Head.

36  WEEKS  ENDED  SEPTEMBER 9, 1998 COMPARED TO 36 WEEKS ENDED SEPTEMBER 3, 1997

Consolidated  Operations

     Operating revenues increased 6.1% to $580.2 million for the 36 weeks ended September 9, 1998 from $546.7 million for the 36 weeks ended September 3, 1997 due primarily to increased revenues at mature facilities. Operating revenues of mature facilities (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased 5.4% to $522.7 million from $496.1 million for the same period.

     Operating costs and expenses, consisting of direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased 4.4%, to $486.9 million for the 36 weeks ended September 9, 1998 from $466.4 million for the 36 weeks ended September 3, 1997, principally reflecting increased operating costs and expenses at mature facilities which increased 4.3% to $452.8 million from $434.2 million for the same period, due primarily to increases in costs of sales for food and beverage, golf operations, cash flow based facility rentals, inflationary payroll cost increases, and bonus accruals for property level management.

     Selling, general and administrative expenses increased 7.0% to $48.6 million for the 36 weeks ended September 9, 1998 from $45.4 million for the 36 weeks ended September 3, 1997, due primarily to bonus accruals for executives, corporate and regional management.

     Interest expense decreased 8.6% to $21.3 million for the 36 weeks ended September 9, 1998 from $23.3 million for the 36 weeks ended September 3, 1997, due mainly to 1997 and 1998 divestitures.

Segment  and  Other  Information  -  36  Weeks

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resort segment for the 36 week periods ended September 3, 1997 and September 9, 1998:



                                               MATURE RESORTS       TOTAL RESORTS
                                            --------------------  ------------------
                                              1997       1998       1997      1998
                                            ---------  ---------  --------  --------
(dollars in thousands)
Number of facilities at period end                 4          4          7         6
Operating revenues                          $102,868   $107,156   $112,504  $113,414
Operating costs and expenses                  90,536     92,384    105,608   102,736
                                            ---------  ---------  --------  --------
Segment operating income                    $ 12,332   $ 14,772   $  6,896  $ 10,678
                                            =========  =========  ========  ========

Room nights available                        277,787    274,636
Occupancy rate                                  51.4%      52.6%
Average daily room rate per occupied room   $    165   $    176
Average daily revenue per occupied room     $    625   $    689

     Operating revenues from total resorts increased only 0.8% as mature resorts' increased operating revenues were offset by the effect of divestitures. Mature resorts' operating revenues increased 4.2%, which is indicative of increases of 1.2 percentage points in the occupancy rate, 6.7% in the average daily room rate per occupied room, and 10.2% in the average daily revenue per occupied room for Pinehurst, Barton Creek, and Homestead. Pinehurst continued to experience significant increases in operating revenues which are attributable to its hosting of the 1999 U.S. Open.

     The differences in operating revenues, operating costs and expenses, and segment operating income between mature resorts and total resorts are primarily attributable to the Company's operations at Daufuskie Island ("Daufuskie"). ClubCorp purchased Daufuskie at the end of 1996 for nominal consideration as a turn-around opportunity. Daufuskie had operating losses of approximately $4.1 million for the 36 weeks ended September 9, 1998 and aggregate operating losses of approximately $10.9 million since it was acquired by ClubCorp at the end of 1996.

Country  Clubs  and  Golf  Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facility segment for the 36 week periods ended September 3, 1997 and September 9, 1998:


                                         MATURE COUNTRY         TOTAL COUNTRY
                                            CLUB AND               CLUB AND
                                        GOLF FACILITIES        GOLF FACILITIES
                                     ---------------------  ---------------------
                                       1997       1998        1997       1998
                                     --------  -----------  --------  -----------
(dollars in thousands)
Number of facilities at period end        100          100       111          109
Operating revenues                   $235,032  $   249,460  $243,833  $   263,870
Operating costs and expenses          195,648      206,818   203,796      219,222
                                     --------  -----------  --------  -----------
Segment operating income             $ 39,384  $    42,642  $ 40,037  $    44,648
                                     ========  ===========  ========  ===========

     Operating revenues from total country club and golf facilities increased 8.2% primarily due to increased revenues at mature facilities. Operating revenues from mature country club and golf facilities increased 6.1% primarily due to an increase in members, the reopening of several courses at existing facilities which were closed for renovation during the prior year, and the acquisition of pro shops previously owned by golf professionals.

City  Facilities

     The following table presents certain summary financial data and other operating data for the Company's city facility segment for the 36 week periods ended September 3, 1997 and September 9, 1998:


                                       MATURE CITY FACILITIES    TOTAL CITY FACILITIES
                                     -------------------------  ------------------------
                                         1997         1998         1997         1998
                                     ------------  -----------  -----------  -----------
(dollars in thousands)
Number of facilities at period end             91           91           95           95
Operating revenues                   $    158,177  $   166,092  $   161,906  $   169,712
Operating costs and expenses              148,032      153,618      152,126      157,343
                                     ------------  -----------  -----------  -----------
Segment operating income             $     10,145  $    12,474  $     9,780  $    12,369
                                     ============  ===========  ===========  ===========

     Operating revenues from total city facilities increased 4.8% due primarily to increased revenues at mature facilities. Operating revenues from mature city facilities increased by 5.0% due to an increase in members and facility usage.

International and Realty

     International operating revenues increased to $5.6 million from $3.2 million primarily due to increased equity earnings from a city club in Singapore
that    opened  in  1997.

     Realty operating revenues increased to $16.0 million in 1998 from $14.5 million in 1997 primarily due to increased sales of real estate held for resale in connection with a golf facility in Colorado.

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

     The Company has committed to provide updated technology to all of its properties during 1998 and 1999. This technology will include installation of point-of-sale hardware and software, replacement of computer hardware and software to provide network capabilities, the purchase and development of accounting software and hardware, and the installation of electronic time management systems. In January of 1998, the Company signed an agreement with Oracle Corporation to purchase new software for its accounting, purchasing, and human resources applications. The decision to acquire Oracle's software was made primarily to better enable management to improve operating efficiencies, exceed member expectations, grow people, performance, profits, and markets by re-engineering processes using enterprise resource planning software. Executive management intends to allocate the necessary resources to develop additional technology applications and tools that will allow the properties to operate more effectively and efficiently and to increase the value of membership in conjunction with service excellence. Completion of the technology upgrade, including conversion of the existing software, is expected to require approximately $17.0 to $20.0 million in additional expenditures, of which $14.0 to $17.0 million will be capitalized. The upgrade will be funded through both a capital lease with a bank over a four to five year period and through cash flows from operations.

     Computer programs were historically written using two digits rather than four digits to identify the year. The computer might then recognize the two digits "00" as year 1900 rather than year 2000 resulting in possible system failures, miscalculations, and/or loss of data. This is referred to as the "Year 2000" issue. Implementation of Oracle software and updating and/or replacement of other software programs addresses the Company's Year 2000 issue with respect to its information technology systems and is expected to be completed by November 1999. If the conversion is not completed in a timely manner, Year 2000 issues may have a significant impact on the Company's operations. The Company, however, has alternative plans in the event Oracle software is not implemented in a timely manner. These alternative plans include the simultaneous reprogramming of existing systems to enable them to be Year
2000 compliant. The Company is currently evaluating its non information technology systems, suppliers, landlords, and vendors for Year 2000 compliance. The Company does not believe that Year 2000 issues will have a material adverse effect on the business operations or the financial performance of the Company. However, contingency plans will be developed for identified key risks and suppliers. There can be no assurance, however, that Year 2000 issues will not adversely affect the Company and its business.

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

     All of the assets of the ClubCorp Stock Investment Plan ("Plan") are invested in shares of ClubCorp's common stock, $.01 par value per share ("Common Stock"), except for temporary investments of cash pending investment in Common Stock. All distributions from the Plan are made in cash. As a means of providing liquidity to the trustees of the Plan to meet their fiduciary obligations to distribute cash to participants requesting withdrawals, ClubCorp has provided the trustees the right ("Redemption Right") to cause the Company to redeem Common Stock, held in trust on behalf of the Plan, at the most recent appraised price as necessary to meet certain requirements. Withdrawals by participants and terminations by, and/or resignations from, the Company of participants in excess of anticipated levels could give rise to the exercise of withdrawal rights in substantial amounts and place significant demands on the liquidity of the Company. In such an event, the resources available to meet business expansion or other working capital needs could be adversely affected. As of September 9, 1998, the value of the Redemption Right was $58.7 million. The most recent appraised price of the Common Stock is $15.56 as of September 9, 1998. The
appraised value of the Common Stock at September 9, 1998 is $1,321.2 million. The Redemption Right has never been exercised by the Plan, although the Company from time to time has repurchased Common Stock into treasury from certain stockholders. The Company does not believe that the Redemption Right will be exercised to any material extent by the Plan to meet any of its fiduciary obligations. On April 14, 1998, ClubCorp's Board of Directors agreed to amend and restate the Plan to create the ClubCorp Employee Stock Ownership Plan which becomes effective January 1, 1999.

     The Company finalized an agreement on May 27, 1998 with a group of banks for a five-year $300.0 million unsecured senior revolving credit facility. The Company's obligations under this facility are guaranteed by certain of its subsidiaries. The interest rate is determined using a LIBOR-based pricing matrix as defined in the agreement. It is anticipated that interest rates under this facility will be substantially lower than interest rates on indebtedness which was repaid. The Company has used the facility to refinance approximately $174.9 million in existing debt and related accrued interest of certain of its subsidiaries. In conjunction with this refinancing, unamortized loan costs and discounts on long-term debt totaling $1.8 million are shown in the accompanying Consolidated Statement of Operations as an extraordinary item - loss on extinguishment of debt. The Company also is using the facility for working capital, capital expenditures, and acquisitions. The amount outstanding under this agreement, including letters of credit of $14.7 million, as of September 9, 1998, is $189.7 million at an interest rate of LIBOR plus 62.5 basis points.

     The Company uses financial instruments, principally swaps, to manage its interest rate exposure primarily from borrowings under its revolving credit facility. These contracts generally hedge balances for periods and amounts consistent with the Company's exposure and do not constitute investments independent of such exposures. The Company does not use these financial instruments for speculative or trading purposes. Swaps outstanding as of September 11, 1997 and September 9, 1998 were not material.

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

     As of October 20, 1998, the Company was in the final stages of negotiations to build three properties. The consummation of the agreements to develop these properties is expected to require approximately $17.0 to $20.0 million in capital expenditures, to be funded primarily with cash flows from operations and external financing of ClubCorp International, Inc. The eventual outcome of the negotiations cannot be accurately predicted at this time.

     In April of 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred. SOP 98-5 will be effective for the Company in its fiscal year ending in 1999. Due to the nature of the operations of the Company, the effect of the implementation of SOP 98-5 is not expected to have a significant impact on the financial position or results of operations of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION



Item  1. Legal  Proceedings
         Refer  to  Note  6  to  Condensed  Notes  to  Consolidated  Financial
         Statements

Item  2. Changes  in  Securities  and  Use  of  Proceeds
          Not  applicable

Item  3. Defaults  Upon  Senior  Securities
          Not  applicable

Item  4. Submission  of  Matters  to  a  Vote  of  Security  Holders
         Not  applicable

Item  5. Other  Information
         Not  applicable

Item  6. Exhibits  and  Reports  on  Form  8-K
         (a) Exhibits
             10.1 - Ninth Amendment to the ClubCorp Stock Investment Plan
             10.2 - First Amendment to the ClubCorp Stock Trust
             15.1 - Letter from KPMG Peat Marwick LLP regarding unaudited interim financial  statements

         (b) Reports  on  Form  8-K
             Not  applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CLUBCORP INTERNATIONAL, INC.





Date:  October 23, 1998  By:  /s/ James P. McCoy, Jr.
                              -----------------------------
                              James P. McCoy, Jr.
                              Executive Vice President and
                              Chief Financial Officer
                              (chief accounting officer)