Form 10-K
period 1998-12-29
CLUB CORP INTERNATIONAL
filed 1999-03-25
CIK 929455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                               __________________

[  X  ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 1998
                                       OR
[    ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
             For the transition period from __________ to _________

       Commission file numbers 33-89818, 33-96568, 333-08041 and 333-57107

                                 CLUBCORP, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   75-2626719
     (State or other jurisdiction                     (I.R.S. employer
    of incorporation or organization)                 identification no.)

       3030 LBJ FREEWAY, SUITE 700                   DALLAS, TEXAS  75234
(Address of principal executive offices)                  (Zip Code)



       Registrant's telephone number, including area code: (972) 243-6191
        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes    X      No
                                                      -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at December 29, 1998 (the most recent date on which an appraisal was performed), based on the most recent appraised price of the Registrant's Common Stock, was $75,920,117.

     The number of shares of the Registrant's Common Stock outstanding as of February 28, 1999 was 84,629,809.

                                TABLE OF CONTENTS

         PART I

Item 1   Business
Item 2   Properties
Item 3   Legal Proceedings
Item 4   Submission of Matters to a Vote of Security Holders

         PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters
Item 6   Selected Financial Data
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7a  Quantitative and Qualitative Disclosures about Market Risk
Item 8   Financial Statements and Supplementary Data
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         PART III

Item 10  Directors and Executive Officers of the Registrant
Item 11  Executive Compensation
Item 12  Security Ownership of Certain Beneficial Owners and Management
Item 13  Certain Relationships and Related Transactions

         PART IV

Item 14  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

                                     PART I

ITEM  1.  BUSINESS

GENERAL

     ClubCorp, Inc. ("ClubCorp" (RM) or the "Company"), formerly ClubCorp International, Inc., is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns, operates or manages country clubs, golf clubs, public golf courses, city clubs, city/athletic clubs, athletic clubs, resorts and certain related real estate through sole ownership, partial ownership (including joint venture interests) and management agreements. The Company's operations are organized into three principal business segments according to the type of facility or service: resorts, country club and golf facilities and city clubs. The Company's primary sources of revenue include membership dues, membership fees and deposits, food and beverage sales, revenues from golf operations and lodging.

     ClubCorp is the world's largest owner and operator of golf courses, golf-related private clubs and resorts and city clubs. As of December 29, 1998, the Company's operations and ventures spanned 32 states and 13 countries. The Company's portfolio of 225 facilities included (i) 127 private golf clubs, public golf facilities and destination resorts, with a total of 176 golf courses and (ii) 98 city, athletic and city/athletic clubs, and its membership base exceeded 200,000 memberships. Notable resorts and clubs in the Company's portfolio include Pinehurst (RM) Resort and Country Club in North Carolina ("Pinehurst"), The Homestead (RM) Resort in Virginia ("The Homestead"), Barton Creek Resort and Country Club in Austin, Texas ("Barton Creek"), Firestone (RM) Country Club in Akron, Ohio ("Firestone"), Mission Hills Country Club near Palm Springs, California ("Mission Hills"), The Metropolitan Club in Chicago and the Tower Club in Singapore. Golf Digest, Golf Travel and other golf industry publications consistently rank golf courses at Pinehurst, Barton Creek and The Homestead among the best in the United States.

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

STOCK  INVESTMENT  PLAN  AND  EMPLOYEE  STOCK  OWNERSHIP  PLAN

     The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, pursuant to Section 15(d) thereof, because the Company has filed a registration statement on Form S-1, which became effective
October 24, 1994 pursuant to the Securities Act of 1933 (the "Registration Statement"). The Registration Statement registered participation interests in the ClubCorp Stock Investment Plan (the "Plan") and the Company's common stock, $.01 par value per share (the "Common Stock"), to be sold to the Plan. Employees eligible to participate in the Plan were able to invest in participation interests in the Common Stock through payroll deductions of 1% to 6% of their pretax compensation, subject to certain limitations. The Company contributes an amount on such employee's behalf of at least 20% and up to an additional 30%, for a maximum potential total of 50%, of the eligible employee's contributions to the Plan with the Company contributions vesting over time. Any contributions by the Company over the 20% minimum are within the discretion of the Board of Directors.

     The Plan was amended and restated into an employee stock ownership plan effective generally as of January 1, 1999, known as the ClubCorp Employee Stock Ownership Plan (the "Amended Plan"). Eligible employees continue to have the opportunity to invest 1% to 6% of their pretax compensation in the Amended Plan, subject to the same certain limitations. The participating subsidiaries' matching contributions and vesting schedule remained the same.

     Funds that were in the Plan before January 1, 1999, remain in the Amended Plan. Generally, contributions to the Amended Plan will be invested in Common Stock. A participant may elect to diversify a portion of their account assets into other investments upon meeting certain age and participation requirements. The Amended Plan allows for the transfer of these assets to a Company sponsored individual investment plan. In addition, upon termination, retirement or permanent disability, a participant or beneficiary may demand distribution of Common Stock in his account in lieu of cash. Pass-through voting rights for Common Stock held on behalf of participants is only permitted for certain events, not including annual Board of Director elections, but is required for certain corporate transactions.

     All contributions to the Plan were invested, and a substantial portion of the contributions to the Amended Plan likely will be invested, in Common Stock (except for contributions temporarily invested pending investment in Common
Stock). The Plan purchased, and the Amended Plan likely will purchase, Common Stock from ClubCorp and certain of its stockholders at fair market value, which is determined quarterly by the Company using a formula based on certain financial measures (the "Formula Price") and confirmed as within the range of fair market value by Houlihan, Lokey, Howard and Zukin Financial Advisors, Inc., an independent financial advisory firm (the "Financial Advisor"). See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters". Because the Amended Plan invests primarily in Common Stock, the value of each eligible employee's participation interests in the Amended Plan depends on the value of the Common Stock from time to time, which in turn is dependent on the financial success of the Company. However, in general, no employee participating in the Plan or Amended Plan, however, has any right to vote the Common Stock or to receive a distribution of Common Stock from the Plan or Amended Plan.

OPERATIONS

Background  and  Philosophy
---------------------------

     ClubCorp was founded in 1957 to develop Brookhaven Country Club in the north Dallas area. In the mid-1960s, the Company established its first city club on the belief that it could profitably expand its operations by applying its club management skills and member-oriented philosophy to a related line of business. The Company commenced international operations in 1980 and recently extended its international presence by acquiring a 29.9% interest in the PGA European Tour Courses, PLC ("ETC") and opening the Tower Club in Singapore. In the mid-1980s, the Company entered the resort industry when it capitalized on a turn-around opportunity by acquiring Pinehurst and further diversified its participation in the golf industry when it began developing, owning and operating public golf facilities in 1986.

     Mr. Dedman established ClubCorp on the belief that private clubs represented a significant business opportunity for a company that could combine professional development and management skills with the dedication to personal service necessary to attract and retain members. This commitment to professionalism and personal service is reflected in the Company's member-oriented philosophy: create lasting value for members, guests, employees and financial partners by providing facilities and services that exceed expectations and engender pride in belonging. ClubCorp's management and employees recognize that the Company is in a relationship business where member and guest satisfaction are essential to long-term growth and profitability. The Company is committed to maintaining its leadership position in the golf-related and city club segments by creating an environment where members, guests and employees are treated with respect, trust and honesty. ClubCorp's policy is not to restrict membership in its facilities on the basis of race, religion, gender or other immutable characteristics.

     In directing the Company's growth since its formation, Mr. Dedman has emphasized quality service and facilities, endeavoring to exceed the expectations of the Company's members and guests. Senior management believes that the Company's success depends greatly upon the motivation, training and experience of its employees. See "-Employees".

     From the beginning of the Company, Mr. Dedman focused on assembling an experienced management team to lead the Company. ClubCorp's nine executive officers possess an average of 21 years of experience with the Company. The Company has also attempted to attract and retain qualified, dedicated managers for its resorts, country club and golf facilities and city clubs, and these managers possess an average of nine years of experience with the Company. The
Company provides an extensive, proprietary system of in-house training and education for all of its employees that is designed to improve the quality of services provided to members and guests.

     The Company believes that a factor in its attaining a leadership position in the industry is the Company's member-oriented philosophy. Underlying this philosophy are progressive human resource values and goals which the Company believes have resulted in superior customer service. The Company's managers and employees participate in extensive, internally developed and administered training and educational programs. The Company is committed to creating an environment where members, guests and employees are treated with respect, trust and honesty. Management believes that the Company's member-oriented philosophy and culture set it apart from many of its competitors that focus on short-term returns which may jeopardize member satisfaction and long-term profitability.

Nature  of  Operations
----------------------

     The Company operates resorts, country club and golf facilities and city clubs through sole ownership, partial ownership and management agreements. In addition, the Company performs various corporate services internally and for third parties and develops and sells real estate. See "-International Operations, Real Estate and Other Services". With respect to its wholly-owned operations, in some cases the Company owns the real property where the resort, country club and golf facility and city facility is operated, and in other cases the Company leases the real property from third parties.

     The Company operated 225 resort, country club and golf facilities and city clubs at December 29, 1998, serving approximately 200,000 memberships. Management believes that the Company's existing club, resort and other property locations, and its base of club members, represent a significant value to the Company. For example, certain of the Company's country clubs that were developed many years ago are now located in highly populated areas where development of a new facility would be prohibitively expensive.

     The success of the Company's private club and golf club business is dependent on the Company's ability to attract new members, retain existing members and maintain or increase levels of club usage. The success of the Company's resort, golf club and public golf operations is also dependent on levels of usage by the Company's guests. Although the Company devotes a large amount of resources to promote its facilities and services, many of the factors affecting club membership and usage are beyond the control of the Company. Local and federal government laws, including income tax regulations applicable to the Company and its club members and guests, can adversely influence membership activity. See "-Government Regulation". Changes in consumer tastes and preferences, local, regional and national economic conditions, including levels of disposable income, weather and demographic trends can also have an adverse impact on club membership and usage. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality of Demand; Fluctuations in Quarterly Results".

     The Company's operations are organized into three principal business segments according to the type of facility or service: resorts, country club and golf facilities and city clubs. Lines of business not assigned to a principal business segment include international operations and real estate.

Resorts
-------

     The Company's five destination resorts typically offer lodging and conference facilities, dining and lounge areas, golf, tennis and recreational facilities and other resort amenities. Golf Digest, Golf Travel and other golf industry publications consistently rank golf courses at Pinehurst, Barton Creek and The Homestead among the best in the United States. Pinehurst, the largest golf resort in the world, with eight golf courses, will host the 1999 United States Golf Association Open Championship (the "U.S. Open"). In 1998, the Company's resort segment had operating revenues of $172.6 million and segment operating income of $16.8 million. See Note 10 to the Consolidated Financial statements of the Company included in Item 8.

Country  Club  and  Golf  Facilities
------------------------------------

     The Company's portfolio includes 109 private country clubs, golf clubs or public golf facilities. The Company's private country clubs generally provide at least one golf course and a combination of one or more of the following: dining rooms, lounge areas, meeting rooms, grills and ballrooms, tennis courts, swimming pools and pro shops. The Company's private country clubs include Firestone, home of the NEC World Series of Golf, one of the three tournaments in the new World Golf Championship, Mission Hills, home of the Nabisco Dinah Shore Classic, Indian Wells Country Club near Palm Springs, California, home of the Bob Hope Chrysler Classic, Gleneagles Country Club near Dallas and Kingwood Country Club near Houston. The Company's golf clubs generally offer both private and public play, a driving range and food and beverage concessions. Golf clubs include Timarron Country Club near Dallas and Golden Bear Club at Indigo Run in South Carolina. ClubCorp's public golf facilities are daily fee facilities that offer a "member for the day" experience and generally provide the same facilities and services as golf clubs. The Company's public golf facilities include Kingwood Cove Golf Club near Houston and Teal Bend Golf Club in Sacramento. In 1998, the Company's country club and golf facilities segment had operating revenues of $375.1 million and segment operating income of $57.3 million. See Note 10 to the Consolidated Financial Statements of the Company included in Item 8.

City  Clubs
-----------

     The Company's 93 city clubs consist of city clubs, athletic clubs and city/athletic clubs. City clubs provide private and sophisticated settings in metropolitan locations for dining, business or social entertainment. Athletic clubs provide an array of facilities, which generally include racquetball and squash courts, jogging tracks, exercise areas, weight machines, aerobic studios, swimming pools and, occasionally, tennis and basketball courts. City/athletic clubs combine the ambiance and amenities of a city club with the facilities of premier athletic clubs. The Company's city clubs include The Metropolitan Club in Chicago, The Columbia Tower Club in Seattle, The City Club of San Francisco, The Athletic and Swim Club at Equitable Center in New York City and The
University Club in Houston. In 1998, the Company's city clubs segment had operating revenues of $255.5 million and segment operating income of $24.2 million. See Note 10 to the Consolidated Financial Statements of the Company included in Item 8.

International  Operations,  Real  Estate  and  Other  Services
--------------------------------------------------------------

International  Operations  and  Real  Estate
--------------------------------------------

     ClubCorp International, Inc. operates seven golf facilities and five city clubs outside the United States. The Company's international operations include the Tower Club in Singapore, the Drift Golf Club in Surrey, England and the Capital Club in Beijing. In addition, the Company acquired a 29.9% interest in ETC in March 1998. ETC owns and manages six golf facilities, with courses in England, Sweden, Spain and Portugal, many of which have hosted premier golf tournaments, including the British Masters.

     ClubCorp develops and sells residential real estate adjacent to its golf facilities, and sells ownership shares at destination golf clubs through its Owner's Club program.

     In 1998, the Company's international operations and real estate business had combined operating revenues of $29.7 million and an operating loss of ($6.7) million.

Other  Services
---------------

     ClubCorp performs a number of services on a company-wide basis, including certain centralized marketing and purchasing functions and publishing Private Clubs (RM), an award winning bi-monthly magazine directed at club members and resort guests which showcases ClubCorp's facilities.

Expansion  and  Development
---------------------------

     The Company continually evaluates opportunities to increase the number of resorts, golf facilities and city clubs that it owns and operates both domestically and internationally, through acquisitions, joint ventures and development. In particular, management believes that there is significant demand in many international markets for upscale, non-exclusionary clubs that embody the Company's member-oriented philosophy. ClubCorp's executive officers routinely participate in the evaluation of strategic opportunities. An example of the Company's implementation of its external growth strategy is its 1998 joint venture agreement with Jack Nicklaus' Golden Bear International, Inc. The joint venture was formed to build and operate a variety of private and public golf facilities, including "The Bear's Best", a series of courses that will feature replicas of the best Nicklaus-designed golf holes.

     On January 26, 1999, as part of the Company's external growth strategy, ClubCorp entered into a definitive agreement to acquire approximately 3.3 million shares or 16% of the outstanding common stock of ClubLink Corporation of Ontario, Canada, for approximately $22.2 million. This acquisition, combined with the approximately 4.5% of ClubLink stock previously held, and expected participation in a planned rights offering by ClubLink, is expected to bring
ClubCorp's total investment to approximately 25%. In addition, in a stock purchase agreement, ClubCorp intends to acquire a 50% interest in ClubLink's U.S. golf holdings, which include loans to or investments in, GolfSouth LLC and the Links Group Inc. encompassing 33 golf courses located primarily in the eastern United States.

     In addition, ClubCorp joined with American Golf Corporation ("AGC"), a national golf course management company, on February 11, 1999 to acquire the Cobblestone Golf Group ("Cobblestone") from The Meditrust Companies, in a stock purchase agreement, for a total purchase price of approximately $393.0 million. The transaction is expected to close in the second quarter of 1999. Upon closing of the transaction, ClubCorp and AGC will divide Cobblestone's portfolio of 45 premier golf facilities. Through this transaction, ClubCorp will acquire 22 country club and golf facilities located in Texas, Florida, Georgia, California and North Carolina.

     The success of the Company's external growth strategy will depend upon the availability of suitable properties on acceptable terms, the availability of adequate financing, and other factors beyond the Company's control. The Company has a committed staff to constantly evaluate development and acquisition opportunities. The success of the Company's external growth strategy also will depend on the Company's ability to effectively integrate acquired facilities and development projects into existing operations, including achieving synergies between new and existing operations and instilling its member-oriented philosophy.

     Management believes that many of its facilities have unused capacity and that the Company has the experience and management skills necessary to increase the utilization of these facilities while maintaining member satisfaction. Some of the Company's facilities are at, or near, capacity. For some of these facilities, management believes it can grow revenues by adding additional amenities, such as additional golf courses.

Sales  and  Marketing
---------------------

     The Company advertises and markets its resorts, country club and golf facilities and city clubs through diverse media. Among other things, the Company sponsors the Associate Clubs (RM) Program, which provides members of clubs owned, leased or managed by the Company with access to other clubs. In addition, the Company publishes Private Clubs magazine, which reaches the majority of the members at the Company's clubs and resorts plus the Company's affiliate clubs and resorts, and which advertises the Company's facilities. Regular features include unusual destinations and travel tips, profiles of members who are business leaders, investment advice, club profiles, wine reviews, recipes from club chefs, golf and tennis tips, solutions to health and fitness concerns and humor. Private Clubs magazine has won numerous awards including several 1997 Maggie Awards.

     The Company hosts a number of professional golf tournaments, which are intended to provide community and charitable involvement and publicity for the Company's facilities. Some of the most notable tournaments the Company hosted during 1998 were the National Equipment Corporation ("NEC") World Series of Golf at Firestone Country Club, the Bob Hope Chrysler Classic at Indian Wells Country Club, the Nabisco Dinah Shore Classic at Mission Hills Country Club and the J.C. Penney's Ladies Professional Golf Association Skins Game at Stonebriar Country Club. In addition, Pinehurst will host the 1999 U. S. Open and Pinehurst Championship Management, the sports marketing division of ClubCorp, was selected to manage the 2001 United States Women's Open Championship at the Pine Needles Golf Resort in Southern Pines, North Carolina.

     The Company believes it has established a strong rapport with numerous professional organizations including the following:

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

     These special relationships have enabled the Company to bring distinctive tournaments and events, such as the U. S. Open and the PGA Tour Championship, as well as numerous other prestigious events, to the Company's clubs and resorts throughout the world. The Company hosts many United States Tennis Association events, including the Rolex Indoor Collegiate Tennis Tournament and the American Junior Golf Association Tennis Tournament at Daufuskie Island Club & Resort, along with other athletic activities such as swimming, diving, lawn bowling and croquet. In addition, the Company's clubs have been recognized for their culinary artistry. Many have earned distinctive awards from the American Culinary Federation.

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

     Operations at the Company's golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oil and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removing such hazardous substances that are released on, or in, its property and for remediation of its property. Such laws often impose liability regardless of whether a property owner or operator knew of, or was responsible for, the release of hazardous materials. In addition, the presence of such hazardous substances, or the failure to remediate the surrounding soil when such substances are released, may adversely affect the ability of a property owner to sell such real estate or to pledge such property as collateral for a loan. The Company has not been informed by the Environmental Protection Agency or any state or local governmental authority of any non-compliance or violation of any environmental laws, ordinances or regulations likely to be material to the Company, and the Company believes that it is in substantial compliance with all such laws, ordinances and regulations applicable to its properties and operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Operating Results".

     The Company is also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's personnel receive the federal minimum wage, and recently adopted increases in the minimum wage have increased the Company's labor costs. In addition, the Company is subject to certain state "dram-shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. The Company is also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain minor renovations to various of the Company's properties to meet federally mandated access and use requirements. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

     The Company has operations in a number of states which regulate the licensing of resorts and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. While the Company believes that it is, and will continue to be, in substantial compliance with these requirements, there can be no assurance that these requirements will not change or that any such change will not adversely affect the Company.

Competition
-----------

     The Company operates in a highly competitive industry. The Company's resorts and clubs compete primarily on the basis of price, management expertise, featured facilities, quality and breadth of services. With respect to resorts, the Company competes on a national and international level with numerous hotel and resort companies. Competition in this part of the industry is intense and there can be no assurance that such competition will not adversely affect revenues, costs or operating income of the Company's resorts. The Company's city clubs compete on a local and regional level with fine dining establishments and other clubs and the Company's country club and golf facilities compete on a local and regional level with other country club and golf facilities. The level of competition in these lines of business varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a material adverse effect on the Company's results from that region. The Company's results of operations also could be affected by a number of additional competitive factors, including the availability of, and demand for, alternative forms of recreation. In addition, many of the Company's destination resort and public golf facility competitors have substantially greater financial and other resources than the Company.

     The Company also competes for the purchase, lease and management of golf courses with national and regional golf course management companies, including AGC, real estate investment trusts and, less frequently, with individuals and small ventures that typically own one or more golf courses. In the acquisition of golf courses, companies compete primarily on the basis of price and their reputation for operating golf courses.

     In the operation of its facilities, the Company competes on the basis of its reputation to deliver value through the quality of the facility and quality of services provided to its members and guests. The Company believes it competes favorably with respect to these factors. The Company has a program, known as "Associate Clubs", that allows members of a club in one market to utilize Company clubs in different markets, thus enhancing the value of club membership. Because of the large number of facilities maintained by the Company, a member is provided access to a wide number of facilities. The Company believes this program affords it a competitive advantage over competitors that do not maintain similar programs and over other competitors that have similar programs, but fewer facilities.

EMPLOYEES

     As of December 29, 1998, the Company employed approximately 14,000 full-time, 6,000 part-time and 1,000 seasonal employees in its operations.

     The success of the Company's business is dependent in part on the Company's ability to attract and retain experienced management and other employees on economical terms. Management believes that the Company's employees represent an important asset; however, the Company is not dependent upon any single employee, or a few employees, whose loss would have a material adverse effect on the Company. Although the Company believes that its labor relations are good, increased labor and benefit costs or a deterioration in the Company's labor relations could adversely affect the Company's operating results. As of December 29, 1998, approximately 740 of the employees engaged in the Company's operations were covered by three collective bargaining agreements, which will expire March 31, 1999, December 31, 1999 and June 1, 2002.
CUSTOMERS

     The Company is not dependent upon a single customer, or a few customers, whose loss would have a material adverse effect on the Company. In addition, as of December 29, 1998, there is no customer to which the Company has sales equal to 10.0% or more of the Company's consolidated revenues and whose loss would have a material adverse effect on the Company as a whole.

INTELLECTUAL  PROPERTY

     The Company has registered various service marks, including the names CLUBCORP, CCA, CLUB RESORTS, ASSOCIATE CLUBS and PINEHURST with the United States Patent and Trademark Office, and has applied with the United States Patent and Trademark Office for the registration of various other service marks. In addition, the Company has registered certain of its service marks in a number of foreign countries. The Company regards its service marks as valuable assets and intends to protect such service marks vigorously against infringement.


ITEM  2.  PROPERTIES

     The Company operated 225 resort, country club and golf facilities, and city clubs as of December 29, 1998. The following table provides a profile of the composition of the Company's portfolio of facilities from December 27, 1995 to December 29, 1998.

         ADDITIONS, DIVESTITURES AND RECLASSIFICATIONS OF FACILITIES (1)



                                                                                CITY/
                                           COUNTRY    GOLF   PUBLIC    CITY   ATHLETIC   ATHLETIC
                                 RESORTS    CLUBS    CLUBS    GOLF    CLUBS     CLUBS      CLUBS    INTERNATIONAL   TOTAL
                                 --------  --------  ------  -------  ------  ---------  ---------  --------------  ------
AT DECEMBER 27, 1995                   9        75      10       30      76         20          7               9     236
Facilities added during 1996           1         4       2        1       1          -          -               4      13
Facilities divested during 1996        -        (6)      -       (3)     (5)        (1)        (2)             (5)    (22)
Reclassifications during 1996          -        (1)      1        -      (1)         1                          -       -
                                 --------  --------  ------  -------  ------  ---------  ---------  --------------  ------

AT DECEMBER 25, 1996                  10        72      13       28      71         20          5               8     227
Facilities added during 1997           -         1       -        -       1          -          -               3       5
Facilities divested during 1997       (3)       (3)     (1)      (2)     (2)         -         (1)              -     (12)
Reclassifications during 1997          -         -       -        -       -          -          -               -       -
                                 --------  --------  ------  -------  ------  ---------  ---------  --------------  ------

AT DECEMBER 31, 1997                   7        70      12       26      70         20          4              11     220
Facilities added during 1998           1         2       -        1       3          -          -               8      15
Facilities divested during 1998       (1)       (2)      -       (2)     (3)         -         (1)             (1)    (10)
Reclassifications during 1998         (2)        5      (4)       1      (1)         1          -               -       -
                                 --------  --------  ------  -------  ------  ---------  ---------  --------------  ------

AT DECEMBER 29, 1998                   5        75       8       26      69         21          3              18     225
                                 ========  ========  ======  =======  ======  =========  =========  ==============  ======

____________________________
(1) Facilities added includes acquisitions of owned, leased, partially owned or managed facilities, joint ventures and other investments, such as ETC. Facilities divested includes sales of owned or partially owned facilities and other investments and terminated leases and management agreements that are not renewed or replaced.

     Facilities divested include expired or terminated lease arrangements or management agreements which generally have shorter terms than leases, joint venture agreements or other forms of ownership. The Company generally includes a termination clause in its management agreements which imposes a financial penalty, paid to the Company by the managed owner, to discourage early termination of management agreements.

     The Company owns, leases or manages the facilities in its portfolio. The following table summarizes the number and reclassifications in the type of the Company's facilities operated for the periods indicated:


                                        WHOLLY OWNED
                                  ------------------------
                                                             PARTIALLY                 FACILITIES
                                     OWNED       LEASED        OWNED       MANAGED        UNDER
                                  FACILITIES   FACILITIES   FACILITIES   FACILITIES   CONSTRUCTION   TOTAL
                                  -----------  -----------  -----------  -----------  -------------  ------
AT DECEMBER 27, 1995                      79          108            6           43              -     236
Facilities added during 1996               4            -            -            1              8      13
Facilities divested during 1996           (1)          (7)           -          (14)             -     (22)
Reclassifications during 1996              2           (1)           1           (2)             -       -
                                  -----------  -----------  -----------  -----------  -------------  ------

AT DECEMBER 25, 1996                      84          100            7           28              8     227
Facilities added during 1997               1            -            1            1              2       5
Facilities divested during 1997           (4)          (4)          (1)          (3)             -     (12)
Reclassifications during 1997              1            1            4            -             (6)      -
                                  -----------  -----------  -----------  -----------  -------------  ------

AT DECEMBER 31, 1997                      82           97           11           26              4     220
Facilities added through 1998              1            2            6            1              5      15
Facilities divested through 1998          (1)          (4)           -           (4)            (1)    (10)
Reclassifications through 1998             3            1           (1)           -             (3)      -
                                  -----------  -----------  -----------  -----------  -------------  ------

AT DECEMBER 29, 1998                      85           96           16           23              5     225
                                  ===========  ===========  ===========  ===========  =============  ======

     The Company leases its executive offices in Dallas, Texas, an office in Singapore in connection with its operations in Southeast Asia and an office in England in connection with its operations in England.

     With respect to leased facilities, the Company generally pays a monthly base rent, as well as charges for real estate taxes, common area maintenance and various other items. In some cases, the Company must also pay a percentage of gross receipts or positive net cash flow. In most instances, the Company has full authority over the operation of the leased facilities, operating on a fully net basis, except in some cases where the owner remains responsible for major structural repairs or for property insurance or real estate taxes.

     Certain real and personal property and equipment of ClubCorp's subsidiaries are pledged as collateral on their long-term debt. See Note 8 of the Notes to Consolidated Financial Statements included under Item 8.


ITEM  3.  LEGAL  PROCEEDINGS

     The Company is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes the Company has meritorious defenses to these legal matters and that any potential liability from these matters would not materially affect the Company's financial condition and results of operations. See Note 13 of the Notes to Consolidated Financial Statements included under Item 8.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the fourth quarter of 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II


ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for the Common Stock. In connection with certain employee benefit plans (including the Plan and the Amended Plan), the Board of Directors of ClubCorp has periodically established a formula price for the Common Stock (the "Formula Price"). The Formula Price is based upon a multiple of the Company's recurring cash flows from operations, with certain exceptions for specific assets, including certain long-term investments valued at the lower of cost or market. See Item 1, "Business - Stock Investment Plan and Employee Stock Ownership Plan".

     The table below sets forth the quarterly Formula Price for the Common Stock during the years ended December 31, 1997 and December 29, 1998.


                FORMULA
1997             PRICE
----            --------
First Quarter   $  11.94
Second Quarter     13.27
Third Quarter      13.64
Fourth Quarter     14.21

1998
----

First Quarter   $  14.44
Second Quarter     15.04
Third Quarter      15.56
Fourth Quarter     16.60

     The Financial Advisor has been engaged by the trustees of the Plan and the Amended Plan to confirm the fairness of the Formula Price for purposes of the Plan and the Amended Plan. The Financial Advisor performs an independent appraisal of the Company four times each year, following delivery of the Company's financial statements after the end of each quarter. Based upon such appraisals, the Financial Advisor confirms whether or not the Formula Price falls within the range of fair market value of the Common Stock on the date of each appraisal and at each fiscal year end. If there is any discrepancy between the Formula Price and the range of fair market value of the Common Stock as determined by the Financial Advisor, the Company expects that it would adjust the Formula Price so that it falls within the range of fair market value as determined by the Financial Advisor. All purchases of Common Stock by the Plan were made, and it is expected that all purchases of Common Stock by the Amended Plan will be made, on or shortly after an appraisal date at the Formula Price as confirmed by the Financial Advisor. See Item 1, "Business - Stock Investment Plan and Employee Stock Ownership Plan".

As of February 28, 1999, there were approximately 330 holders of record of the Common Stock.

ClubCorp has never paid cash dividends on the Common Stock. Management expects to continue its policy of retaining earnings for use in the Company's business, and, accordingly, does not expect to pay cash dividends in the foreseeable future.


ITEM  6.  SELECTED  FINANCIAL  DATA

        Set forth below are the selected consolidated income statement and balance sheet data for each of the years in the five-year period ended December 29, 1998. The table presented below should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as Item 8, "Financial Statements and Supplementary Data" (dollars in thousands, except per share data).


                                                     December 31,    December 31,    December 31,    December 31,    December 29,
                                                       1994 (1)      1995 (1) (2)    1996 (1) (2)    1997 (1) (3)    1998 (1) (3)
                                                    --------------  --------------  --------------  --------------  --------------
INCOME STATEMENT DATA:
    Continuing operations (4):
        Operating revenues                          $     698,984   $     752,479   $     771,177   $     827,597   $     851,336
        Operating income                            $      43,143   $      10,310   $      47,141   $      65,444   $      66,821
        Income (loss) from continuing operations
            before extraordinary item               $      23,933        ($17,623)  $      16,867   $      87,864   $      39,512
        Income (loss) from continuing
            operations before extraordinary
            item per share (diluted)                $        0.28          ($0.20)  $        0.20   $        1.02   $        0.45

BALANCE SHEET DATA:
    Continuing operations (4):
        Total assets                                $   2,043,406   $   1,830,449   $   1,554,597   $   1,028,674   $   1,110,158
        Long-term debt (including current portion)  $     285,128   $     313,461   $     343,917   $     255,857   $     274,550
        Membership deposits                         $      56,971   $      68,729   $      74,202   $      83,066   $      95,460
        Stockholders' equity                        $     313,482   $     284,095   $     290,552   $     388,615   $     409,036

______________

(1) The Company reports its financial results on a 52/53 week basis, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of either 16 weeks (1994, 1995, 1996, and 1998) or 17 weeks (1997). Prior to 1997, the Company reported its year-end results at and as of December 31, with acquisitions, divestitures and other material transactions that occurred between the last day of the 52/53 week period and December 31 being recorded in that year. Effective January 1, 1997, the Company changed its reporting year from December 31 to the last day of the 52/53 week period.
(2) The Company adopted Statement of Financial Accounting Standards No. 121 for the year ended December 31, 1995. In accordance with SFAS 121, the Company recorded impairment losses of $23.0 million in 1995 and $2.8 million in 1996 on long-lived assets.
(3) The Company has substantial net operating loss carryforwards ("NOLs") for federal income tax purposes. The Company has experienced a trend of increasing taxable income from its continuing operations, which has increased the Company's estimate of future taxable income. Based on these new estimates, the Company decreased its valuation allowance on its deferred tax assets by approximately $14.2 million and $66.6 million at December 29, 1998 and December 31, 1997. The Company's estimated valuation allowance is based on a number of assumptions, one or more of which may prove to be incorrect. There can be no assurance that the actual value the Company realizes from its NOLs will not differ materially from the Company's estimate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Consolidated Financial Statements of the Company.
(4) Continuing operations includes the Company's three principal business segments (resorts, country club and golf facilities and city clubs). From 1988 through 1996, the Company operated in the financial services industry through Franklin Federal Bancorp, a Federal Savings Bank ("Franklin"). The Company sold Franklin for $90.0 million in a transaction that was consummated on January 2, 1997. The Company's gain on the sale, net of taxes and minority interest, was $25.1 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition and Sale of Franklin Federal Bancorp". Because the Company has disposed of its financial services operations, this segment is classified as discontinued operations. See Note 2 to the Consolidated Financial Statements of the Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  discussion  and analysis should be read in conjunction with
Item 6, "Selected Financial Data" as well as Item 8, "Financial Statements and Supplementary Data".

General

     The Consolidated Financial Statements of the Company are presented on a 52/53 week fiscal year, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The financial statements included in Item 8 for the year ended December 29, 1998 are comprised of 52 weeks, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks.

     The  Company  operates  its  business  activities  through  sole  ownership
(including lease arrangements), partial ownership (including joint venture arrangements) and management agreements. The Company seeks to achieve growth in revenues, earnings, and cash flows through effective management of existing facilities and through the acquisition of new facilities via purchases, joint ventures, leases and management agreements.

     The Company continually evaluates opportunities to increase the number of resorts, country club and golf facilities and city clubs that it owns and operates both domestically and internationally, through acquisitions, joint ventures and development. ClubCorp's executive officers routinely participate in the evaluation of strategic opportunities.

     The Company continually seeks to improve financial performance of existing facilities by determining an optimum business plan. Management attempts to create operating efficiencies and maximize operating revenues and cash inflows through member enhancement and utilization programs. If efforts to improve the facility performance to financial partners' and Company standards are not successful or financial partners' and Company goals are not being achieved, then restructuring its ownership position, leasing agreements, and borrowing arrangements are considered. Facilities generally are divested when management determines they will be unable to provide a positive contribution to profitability, when they no longer represent a strategic facility in the Company's network of affiliated clubs and resorts, when members and financial partners no longer support the facility or, in the case of leases, joint ventures and management agreements, when their contractual terms expire without being renewed or are terminated.

     The Company employs "same store" analysis techniques for a variety of management purposes. Each of the Company's facilities is classified in one of two categories: developing or mature. Facilities are initially classified as developing, except for management agreements which are considered mature. At the beginning of each year, the Company reviews its developing facilities and determines which facilities, if any, should be reclassified as mature. Facilities are generally moved from developing to mature after they have been operated for a full year by ClubCorp. Facilities divested during a period are removed from the mature classification for all periods presented. The Company does not reclassify mature facilities as developing facilities.

     The distinction between developing and mature facilities allows ClubCorp to separately analyze the operating results of its established and new facilities. Management believes this ability provides an important analysis tool because it allows the Company to assess the results of its organic growth strategies by tracking the performance of its mature facilities without the distortions that would be caused by the inclusion of developing properties, including any distortion caused by initial operating losses at turn-around facilities.

Other  Operating  Information

     The Company operated thirteen facilities in ten foreign countries, including Canada, at December 29, 1998. One facility is located in the Philippines, two are in Mexico, two are in South Africa, one is in Panama, one is in England, one is in Ecuador, two are in Singapore, one is in China, one is in Germany and one is in Canada. In addition, the Company acquired a 29.9% interest in ETC in March 1998. ETC owns and manages six golf facilities, with courses in England, Sweden, Spain and Portugal. The Company does not include its Canadian facility in international operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 29, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Consolidated  Operations

     Operating revenues increased 2.9% to $851.3 million in 1998 from $827.6 million in 1997 primarily due to increased usage at mature resorts and country club and golf facilities, acquisitions and increases at developing facilities. Operating revenues at mature facilities increased 2.6% to $765.1 million in 1998 from $745.4 million in 1997.

     Operating costs and expenses, representing direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased 2.7% to $713.1 million in 1998 from $694.2 million in 1997, reflecting an increase in operating costs and expenses at mature and developing facilities. Operating costs and expenses at mature facilities increased to $659.4 million in 1998 from $653.4 million in 1997 or 0.9% due primarily to increased costs of sales for food and beverage and golf operations offset by a decrease in cash flow based rent at city clubs and the Company's success in controlling expenses.

     Interest expense decreased to $28.9 million in 1998 from $34.0 million in 1997, or 15.0%, primarily due to the refinancing of approximately $174.9 million in existing debt and to a lesser extent, 1997 and 1998 divestitures, which resulted in a decrease in the Company's weighted average interest rate from 8.5% to 6.6%.

     Other income of $1.0 million in 1998 was due to the partial reversal of an accrual for pending litigation in the ordinary course of business.

     Income tax (provision) benefit increased to $(5.2) million in 1998 from $41.3 million in 1997 mainly due to decrease of $14.2 million and $66.6 million in 1998 and 1997, respectively, in the Company's valuation allowance on its deferred tax assets, primarily related to net operating loss carryforwards. See "- Factors That May Affect Future Operating Results" and Note 15 to the Company's Consolidated Financial Statements.

     Income from continuing operations before extraordinary item decreased to $39.5 million in 1998 from $87.9 million in 1997 due primarily to decreases of $14.2 million and $66.6 million in the Company's valuation allowance on its deferred tax assets. If the Company had not made these adjustments to the valuation allowance of its deferred tax assets, income from continuing operations before extraordinary item would have been $25.3 million in 1998 and $21.3 million in 1997.

SEGMENT AND OTHER INFORMATION

Resorts

     The following tables present certain summary financial data and lodging data for the Company's resorts segment for 1997 and 1998 (dollars in thousands, except facility and lodging data):


                                                   Mature Resorts        Total Resorts
                                                --------------------  ------------------
                                                  1997       1998       1997      1998
                                                ---------  ---------  --------  --------
Number of facilities                                   4          4          7         5
    Operating revenues                          $156,217   $163,607   $168,099  $172,624
    Operating costs and expenses                 136,757    140,575    156,615   155,835
                                                --------   --------   --------  --------
    Segment operating income                    $ 19,460   $ 23,032   $ 11,484  $ 16,789
                                                =========  =========  ========  ========

Lodging data (3 resorts) (1)
    Room nights available                        407,011    396,217
    Occupancy rate                                  52.3%      54.3%
    Average daily room rate per occupied room   $    173   $    184
    Average daily revenue per occupied room     $    643   $    712

____________________
(1) Lodging data is comprised of data from Pinehurst, The Homestead and Barton Creek.

     Resorts' operating revenues increased 2.7% primarily due to increases at mature properties offset by the effect of divestitures. Mature resorts' operating revenues increased 4.7%, reflecting increases of 2.0 percentage points in the occupancy rate, 10.7% in the average daily revenue per occupied room, and 6.4% in the average daily room rate per occupied room. Pinehurst, which will host the 1999 U. S. Open, experienced significant increases in operating revenues in anticipation of this event. Total resorts' operating costs and expenses decreased slightly due to the effect of divestitures.

     The difference in resorts' operating revenues, operating costs and expenses, and segment operating income between mature resorts and total resorts is primarily attributable to the Company's operations at Daufuskie Island Club & Resort ("Daufuskie"). ClubCorp purchased Daufuskie at the end of 1996 for nominal consideration as a turn-around opportunity. Daufuskie had operating losses of approximately $6.3 and $6.8 million for 1998 and 1997, respectively.

Country  Club  and  Golf  Facilities

     The following tables present certain summary financial and membership information for the Company's country club and golf facilities segment for 1997 and 1998 (dollars in thousands, except facility and membership data):


                                            Mature Country          Total Country
                                               Club and                Club and
                                            Golf Facilities        Golf Facilities
                                        ---------------------  ---------------------
                                          1997       1998        1997       1998
                                        --------  -----------  --------  -----------
Number of facilities                          98           98       108          109
    Operating revenues                  $342,124  $   354,415  $355,381  $   375,100
    Operating costs and expenses         289,420      297,127   302,212      317,785
                                        --------  -----------  --------  -----------
    Segment operating income            $ 52,704  $    57,288  $ 53,169  $    57,315
                                        ========  ===========  ========  ===========

Membership information (66 clubs) (1):
   Memberships at beginning of period     67,657       69,526
   Memberships added during period        12,532       12,916
   Memberships lost during period         10,663       11,113
                                        --------  -----------
   Memberships at end of period           69,526       71,329
                                        ========  ===========

____________________
(1) Number of facilities includes all types of country club and golf facilities (country clubs, golf clubs and public facilities) and all types of Company ownership. Membership information is comprised of the mature clubs where the Company received membership initiation deposits or fees and membership dues.

     Total country club and golf facilities' operating revenues increased 5.5% in 1998 compared to 1997 primarily due to increased usage at mature facilities, acquisitions, and increases at developing facilities. Mature country club and golf facilities' operating revenues increased 3.6% due to the reopening of several courses at existing facilities which were closed for renovation during the prior year and the acquisition of golf pro shops previously owned by golf professionals.

          Total country club and golf facilities' operating costs and expenses increased 5.2% due to increased costs and expenses at mature facilities, acquisitions, and increases at developing facilities. Total mature country and golf facilities' operating costs and expenses increased 2.7% primarily due to increased costs of sales for food and beverage and golf operations and payroll increases.

City  Clubs

     The following tables present certain summary financial and membership information for the Company's city clubs segment for 1997 and 1998 (dollars in thousands, except facility and membership data):


                                            Mature City Clubs         Total City Clubs
                                        ------------------------  ------------------------
                                          1997            1998      1997            1998
                                        --------        --------  --------        --------
Number of facilities                          89              89        94              93
    Operating revenues                  $247,052        $247,092  $249,470        $255,524
    Operating costs and expenses         227,221         221,733   229,920         231,351
                                        --------        --------  --------        --------
    Segment operating income            $ 19,831        $ 25,359  $ 19,550        $ 24,173
                                        ========        ========  ========        ========

Membership information (78 clubs) (1):
    Memberships at beginning of period   108,753         110,729
    Memberships added during period       23,660          25,186
    Memberships lost during period        21,684          22,219
                                        --------        --------
    Memberships at end of period         110,729         113,696
                                        ========        ========

____________________

(1) Number of facilities includes all types of city clubs (city clubs, athletic clubs and city/athletic clubs) and all types of Company ownership. Membership information is comprised of the mature clubs where the Company received membership initiation deposits or fees and membership dues.

     Total city clubs' operating revenues increased 2.4% from 1997 to 1998 due primarily to acquisitions and increases at facilities in development as mature city clubs' operating revenues remained constant. Mature city clubs' operating costs and expenses decreased 2.4% from 1997 to 1998 due to a reduction in cash flow based rent.

International  Operations  and  Real  Estate

     Operating revenues for international operations increased to $7.4 million in 1998 from $4.9 million in 1997 primarily due to acquisitions and increased equity earnings from an investment in Singapore. Operating costs and expenses for international operations increased to $13.0 million in 1998 from $8.2 million in 1997 primarily due to increased start up and pre-opening expenses at developing facilities.

     Real estate operating revenues decreased to $22.3 million in 1998 from $33.7 million in 1997, or 33.8%, primarily due to decreased sales of real estate in Colorado, Texas, and California, the timing of certain sales at Owner's Clubs and a divestiture.

YEAR  ENDED  DECEMBER  31,  1997  COMPARED  TO  YEAR  ENDED  DECEMBER  25,  1996

Consolidated  Operations

     Operating revenues increased 7.3% to $827.6 million in 1997 from $771.2 million during 1996 due primarily to increases at mature resorts, improvement in net enrollment at mature country club and golf facilities and city clubs, and an additional week of operations. The subsidiaries of the Company operate primarily on a 52/53 week fiscal year. 1997 included 53 weeks. Operating revenues of mature facilities increased to $728.3 million from $676.9 million, an increase of 7.6%, due to improving membership trends, an additional week of operations and inflationary price increases.

     Operating costs and expenses, representing direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased to $694.2 million in 1997 from $662.7 million in 1996 or 4.8%. Operating costs and expenses at mature facilities increased 4.9% to $636.9 million in 1997 from $607.2 million in 1996, mainly due to increases in costs of sales for food and beverage and golf operations, payroll cost increases, and bonus accruals for facility level management.

     Selling, general and administrative expenses increased to $68.0 million from $61.3 million or 10.9% due primarily to increased costs for international new business and development.

     Other income of $1.1 million in 1997 is due to the partial reversal of an accrual for pending litigation in the ordinary course of business.

     Income tax benefit (provision) increased to $41.3 million in 1997 from $(2.6) million in 1996 due to a decrease in the valuation allowance of $66.6 million on its deferred tax assets in 1997, primarily related to net operating loss carryforwards. See "- Factors That May Affect Future Operating Results".

     Income from continuing operations before extraordinary item increased to $87.9 million in 1997 from $16.9 million in 1996 due to the Company's success in controlling costs and growing revenues and a $66.6 million decrease in the valuation allowance on the Company's deferred tax assets. If the Company had not made this adjustment to the valuation allowance on its deferred tax assets, income from continuing operations before extraordinary item would have been $21.3 million in 1997. See "- Factors That May Affect Future Operating Results".

SEGMENT  AND  OTHER  INFORMATION

Resorts

     The following tables present certain summary financial data and lodging data for the Company's resorts segment for 1996 and 1997 (dollars in thousands, except facility and lodging data):


                                                   Mature Resorts        Total Resorts
                                                --------------------  ------------------
                                                  1996       1997       1996      1997
                                                ---------  ---------  --------  --------
Number of facilities                                   6          6         10         7
    Operating revenues                          $136,950   $155,984   $148,393  $168,099
    Operating costs and expenses                 123,877    136,890    135,707   156,615
                                                --------   --------   --------  --------
    Segment operating income                    $ 13,073   $ 19,094   $ 12,686  $ 11,484
                                                =========  =========  ========  ========

Lodging data (4 resorts) (1)
    Room nights available                        472,074    467,822
    Occupancy rate                                  49.7%      53.7%
    Average daily room rate per occupied room   $    140   $    149
    Average daily revenue per occupied room     $    546   $    584

_____________________
(1) Lodging data is comprised of data from Pinehurst, The Homestead, Barton Creek and Quail Hollow.

     Resorts' operating revenues increased 13.3% primarily due to the acquisition of one resort late in 1996 and increases at mature properties. Mature resorts' operating revenues increased 13.9%, reflecting increases of 4.0 percentage points in the occupancy rate, 7.0% in the average daily revenue per occupied room, and 6.4% in the average daily room rate per occupied room. Pinehurst, which will host the 1999 U. S. Open, experienced significant increases in operating revenues in anticipation of this event.

     The difference in 1997 operating revenues, operating costs and expenses, and segment operating income between mature resorts and total resorts is primarily attributable to the Company's operations at Daufuskie. ClubCorp purchased Daufuskie at the end of 1996 for nominal consideration as a turn-around opportunity. Daufuskie had an operating loss of approximately $6.8 million in 1997.

Country  Club  and  Golf  Facilities

     The following tables present certain summary financial and membership information for the Company's country club and golf facilities segment for 1996 and 1997 (dollars in thousands, except facility and membership data):


                                           Mature Country         Total Country
                                             Club and                Club and
                                           Golf Facilities        Golf Facilities
                                        -------------------    --------------------
                                          1996       1997        1996       1997
                                        --------  -----------  --------  ----------
Number of facilities                          96           96       113         108
    Operating revenues                  $301,359  $   325,216  $326,586  $  355,381
    Operating costs and expenses         261,599      272,838   289,846     302,212
                                        --------  -----------  --------  ----------
    Segment operating income            $ 39,760  $    52,378  $ 36,740  $   53,169
                                        ========  ===========  ========  ==========

Membership information (62 clubs) (1):
    Memberships at beginning of period    63,368       63,777
    Memberships added during period        9,695       12,684
    Memberships lost during period         9,286       10,027
                                        --------  -----------
    Memberships at end of period          63,777       66,434
                                        ========  ===========


____________________
(1) Number of facilities includes all types of country club and golf facilities (country clubs, golf clubs and public facilities) and all types of Company ownership. Membership information is comprised of the mature clubs where the Company received membership initiation deposits or fees and membership dues.

     Total country club and golf facilities' operating revenues increased 8.8% in 1997 compared to 1996 primarily due to acquisitions, the opening of new golf courses or other amenities at certain facilities, improving membership trends at mature facilities and an additional week of operations. Mature country club and golf facilities' operating revenues increased 7.9%.

     Total country club and golf facilities' operating costs and expenses increased 4.3% in 1997 compared to 1996 primarily due to acquisitions and increases at mature facilities. Mature facilities' operating costs and expenses increased 4.3% due to increases in costs of sales for food and beverage and golf operations, payroll increases and incentive bonus accruals.

City  Clubs

   The following tables present certain summary financial and membership information for the Company's city clubs segment for 1996 and 1997 (dollars in thousands, except facility and membership data):


                                            Mature City Clubs         Total City Clubs
                                        ------------------------  ------------------------
                                          1996            1997      1996            1997
                                        --------        --------  --------        --------
Number of facilities                          93              93        96              94
    Operating revenues                  $238,618        $247,100  $249,689        $249,470
    Operating costs and expenses         221,694         227,221   233,066         229,920
                                        --------        --------  --------        --------
    Segment operating income            $ 16,924        $ 19,879  $ 16,623        $ 19,550
                                        ========        ========  ========        ========

Membership information (81 clubs) (1):
    Memberships at beginning of period   113,185         112,361
    Memberships added during period       21,547          26,262
    Memberships lost during period        22,371          23,578
                                        --------        --------
    Memberships at end of period         112,361         115,045
                                        ========        ========

____________________
(1) Number of facilities includes all types of city clubs (city clubs, athletic clubs and city/athletic clubs) and all types of Company ownership. Membership information is comprised of the mature clubs where the Company received membership initiation deposits or fees and membership dues.

     Total city clubs' operating revenues increased remained constant in 1997 compared to 1996 primarily due to improving membership trends at mature facilities and an additional week of operations offset by the effect of divestitures. Total city clubs' operating costs and expenses decreased 1.4% due to a reduction in cash flow based rent at mature properties and the effect of divestitures.

International  Operations  and  Real  Estate

     Operating revenues for international operations increased to $4.9 million in 1997 from $0.8 million in 1996 primarily due to an increase in initiation fees from membership sales. Operating costs and expenses for international operations increased to $8.2 million in 1997 from $3.4 million in 1996 due primarily to increased start up and pre-opening expenses at developing facilities.

     Real estate operating revenues increased to $33.7 million in 1997 from $30.8 million in 1996 or 9.4% primarily due to increased sales of real estate in Texas.

SEASONALITY  OF  DEMAND;  FLUCTUATIONS  IN  QUARTERLY  RESULTS

     The Consolidated Financial Statements of the Company are presented on a 52/53 week fiscal year. The first three quarters consist of 12 weeks each and the fourth quarter includes 16 or 17 weeks. The financial statements included in
Item 8 for the year ended December 29, 1998 are comprised of 52 weeks, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks. The timing of fiscal quarter ends, seasonal weather conditions and other short-term variations cause financial performance to vary by quarter. The Company has historically generated a disproportionate share of its operating revenue in the second, third and fourth quarters of each year. The timing of purchases or leases of new operating properties and investment gains and losses also cause the Company's results of operations to vary significantly from quarter to quarter.

     The Company's results can also be affected by non-seasonal and severe weather patterns. Extended periods of extremely hot, cold or rainy weather in a given region can be expected to reduce the Company's golf-related revenue for that region. Similarly, extended periods of low rainfall can affect the cost and availability of water needed to irrigate the Company's golf courses and can adversely affect results for facilities in the region affected.

INFLATION

     Inflation has not had a significant impact on the Company. As operating expenses increase, the Company, to the extent the value of services rendered to members is not adversely impacted and as industry standards dictate, attempts to offset the adverse effects of increased costs by increasing prices.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically,  the  Company  has  financed  its  operations  and  capital expenditures primarily through cash flows from operations and long-term debt. The Company distinguishes capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities and investments in joint ventures. Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 3.8% to 7.1% of operating revenues during the last three years. Capital expansions are discretionary expenditures which create new amenities or enhance existing amenities at facilities. Development of the Company's new facilities and planned expansions at existing properties are expected to require capital expenditures of approximately $73.1 and $60.7 million, respectively, over the next two years to be financed with external financing of ClubCorp, Inc. and cash flows from operations.

     On May 27, 1998, the Company entered into an agreement with a group of banks for a five-year $300.0 million unsecured senior revolving credit facility. The Company's obligations under this facility are guaranteed by certain of its subsidiaries. The interest rate is determined using a LIBOR-based pricing matrix as defined in the agreement. The Company used the facility to refinance approximately $174.9 million in existing debt and related accrued interest of certain of its subsidiaries. In conjunction with this refinancing, unamortized loan costs and discounts on long-term debt totaling $1.8 million are shown in the accompanying Consolidated Statement of Operations as an extraordinary item - loss on extinguishment of debt. The Company is also using the facility for working capital, capital expenditures, and acquisitions. The amount outstanding under this agreement, including letters of credit of $14.7 million, as of December 29, 1998, and March 22, 1999, was $204.9 and $233.9 million, respectively, at an interest rate of LIBOR plus 0.625%.

     The Company has committed to provide updated technology to all of its facilities. This technology will include installation of point-of-sale hardware and software, replacement of computer hardware and software to provide network capabilities, the purchase of new accounting software and hardware, and the installation of electronic time management systems which will interface with accounting software. In January of 1998, the Company signed an agreement with Oracle Corporation to purchase new software for its accounting, purchasing, and human resources applications. The decision to upgrade technology was made primarily to better enable management to improve operating efficiencies and profits and to exceed member expectations by re-engineering processes using enterprise resource planning software. Executive management has pledged to allocate the necessary resources to develop additional technology applications and tools that will allow the properties to operate more effectively and efficiently and to increase the value of membership in conjunction with service excellence. Completion of the technology upgrade, including conversion of the existing software, is expected to require approximately $12.0 to $18.0 million in additional expenditures, of which $9.0 to $15.0 million will be capitalized. The Company expects to fund these additional expenditures through capital leases with a bank over a four to five year period and cash flows from operations.

     Net cash flows from continuing operations decreased $29.0 million for the year ended December 29, 1998 due primarily to capital expenditures made during 1998, including investments in joint ventures (i.e., ETC), acquisitions, capital replacements, capital expansions, and development of real estate ventures and facilities.

     As of March 22, 1999, the Company was in the final stages of negotiations to acquire three properties and to build one property. The Company is considering several ownership structures for the properties including lease arrangements, sole ownership, and partial ownership (including joint venture interests). The consummation of the acquisition of these properties is expected to require approximately $15.0 to $20.0 million in capital expenditures, to be funded primarily by cash flows from operations and external financing of ClubCorp, Inc. The eventual outcome of the negotiations cannot be accurately predicted at this time.

     On January 26, 1999, ClubCorp entered into a definitive agreement to acquire approximately 3.3 million shares or 16% of the outstanding common stock of ClubLink Corporation of Ontario, Canada, for approximately $22.2 million. This acquisition, combined with approximately 4.5% of ClubLink stock previously held, and expected participation in a planned rights offering by ClubLink, will bring ClubCorp's total investment to approximately 25%. ClubCorp's participation in the planned rights offering is expected to require an additional investment of approximately $8.0 to $9.0 million. In addition, in a stock purchase agreement, ClubCorp intends to acquire a 50% interest in ClubLink's U.S. golf holdings, which include loans to or investments in, GolfSouth LLC and the Links Group Inc. encompassing 33 golf courses located primarily in the eastern United States. This purchase is expected to require approximately $15.0 million to be funded through cash flows from operations and external financing of ClubCorp, Inc.

     On February 11, 1999, ClubCorp joined with American Golf Corporation ("AGC"), a national golf course management company, to acquire the Cobblestone Golf Group ("Cobblestone") from The Meditrust Companies, in a stock purchase agreement, for a purchase price of approximately $393.0 million. The transaction is expected to close in the second quarter of 1999. Upon closing of the transaction, ClubCorp and AGC will divide Cobblestone's portfolio of 45 premier golf facilities. Through this transaction, ClubCorp will acquire 22 golf facilities located in Texas, Florida, Georgia, California, and North Carolina. The purchase is expected to require approximately $210.0 million to be funded with external financing of ClubCorp, Inc.

     Membership dues, which are generally billed monthly, are expected to cover the costs of providing future membership services. Membership deposits represent advance initiation deposits for the right to become a member and generally are refundable a fixed number of years (generally 30 years) from the date of acceptance as a member. Management does not consider maturities of membership deposits over the next five years to be significant. The difference between the amount of the membership deposit and the present value of the obligation is deferred and recognized as revenue on a straight-line basis over the expected average life of an active membership. The membership deposit liability accretes to interest expense over the refundable term using the interest method.

     The provisions of certain subsidiary lending and other agreements limit the amount of dividends that may be paid to ClubCorp. Under the most restrictive of these limitations, at December 29, 1998, approximately $110.0 million of retained earnings was available for the declaration of dividends.

     As a means of providing liquidity to the trustees of the Amended Plan to meet their fiduciary obligations to distribute cash to participants requesting withdrawals, ClubCorp has provided the trustees the right (the "Redemption Right") to cause the Company to redeem Common Stock, held in trust on behalf of the Amended Plan, at the most recent appraised price as necessary to meet certain requirements. Withdrawals by participants and terminations by and/or resignations from the Company of participants in excess of anticipated levels could give rise to the exercise of withdrawal rights in substantial amounts and place significant demands on the liquidity of the Company. In such an event, the resources available to meet business expansion or other working capital needs could be adversely affected. As of December 29, 1998, the value of the Redemption Right was $65.3 million. The most recent appraised price of the Common Stock was $16.60 as of December 29, 1998. The Redemption Right has never been exercised by the Plan, although the Company has repurchased Common Stock into treasury from certain stockholders. The Company does not expect that the Redemption Right will be exercised to a significant extent in 1999.

     The Company maintains a first right of refusal with the majority of its stockholders and, accordingly, it has historically purchased shares from stockholders when offered for sale back to the Company. During fiscal years 1996, 1997 and 1998, treasury stock purchases of ClubCorp from stockholders, sales of stock (which were primarily to the Plan), and other shares issued were as follows (dollars in millions):


                                                    December 31,          December 31,          December 29,
                                                        1996                  1997                  1998
                                                   --------------       ---------------       ---------------
Purchase of treasury stock                         $        (4.4)        $        (5.6)        $        (7.6)
Stock issued in connection with purchases
  by benefit plan                                            0.3                     -                   0.2
Stock issued in connection with bonus plans                  1.1                   0.7                   1.0
Stock issued in connection with exercise of
  stock options                                                -                     -                   0.5
                                                   --------------        --------------        --------------
                                                   $        (3.0)        $        (4.9)        $        (5.9)
                                                   ==============        ==============        ==============

See the Consolidated Statement of Stockholders' Equity included in Item 8 for a summary of stockholder equity transactions.

FACTORS  THAT  MAY  AFFECT  FUTURE  OPERATING  RESULTS

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered "forward-looking statements" for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about the plans and objectives of management for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements regarding Year 2000 issues, and statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential" or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by the Company's forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section.

     Enhanced enrollment and retention of members and increased utilization of existing facilities by members and guests are core components of the Company's organic growth strategy. Management believes that providing its members and guests with high quality, personalized service will increase demand for ClubCorp's services. The Company seeks to achieve a high level of member satisfaction by creating and executing business plans for each facility. The Company provides incentives to club and resort managers to exceed business plan goals by linking their compensation to member and guest satisfaction as well as the financial performance of the facility. The Company's success depends on its ability to attract and retain members at its clubs and maintain or increase usage of its facilities. The Company has experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of its facilities during its operating history. Although management devotes substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond the Company's control and there can be no assurance that the Company will be able to maintain or increase membership or facility usage. Significant periods where attrition rates exceed enrollment rates, or where facilities' usage is below historical levels would have a material adverse effect on the Company's business, operating results, and financial condition.

     Changes in membership levels and facilities' usage can be caused by a number of factors. In the past, federal tax law changes in the treatment of business entertainment expenses and real estate expenses have adversely affected general industry demand and membership and facilities usage. There can be no assurance that similar changes that would have an adverse effect on revenues will not occur in the future. A substantial portion of the Company's revenue is derived from discretionary or leisure spending by the Company's members and guests and such spending can be particularly sensitive to changes in general economic conditions. A significant adverse shift in general economic conditions, whether regional or national, would likely have a material adverse effect on the Company's business, operating results, and financial condition. Changes in consumer tastes and preferences, particularly those affecting the popularity of golf and private dining, and other social and demographic trends, could also have an adverse effect on the Company.

     The Company has policies in place designed to bring its properties in substantial compliance with current federal, state and local environmental laws and laws relating to access for disabled persons. The Company is not subject to any recurring costs associated with managing hazardous materials or pollution. In addition, management does not believe that the Company will incur expenses for infrequent or non-recurring cleanup, based upon the Company's due diligence inspection, employee training, standards of operations and on-site assessments performed and maintained for each facility. However, the Company is in the process of replacing approximately 11 underground storage tanks with aboveground contained storage systems. It is unlikely that any remediation will be required. The Company is permitted under various state laws to recover a portion of its costs of remediation through various state superfunds created to address environmental cleanups. The Company is not subject to any remediation mandates related to previously contaminated sites. See Item 1, "Business-Operations-Government Regulation".

     ClubCorp files a consolidated federal income tax return. See Note 15 of the Notes to the Consolidated Financial Statements. ClubCorp's federal and state income taxes are as follows (dollars in millions):


                                  December 31,    December 31,    December 29,
                                      1996            1997            1998
                                 --------------  --------------  --------------
Income tax (provision) benefit:
    Federal
        Current                  $         0.1   $        (0.7)  $        (0.2)
        Deferred                          (1.2)           44.1            (2.9)
                                 --------------  --------------  --------------
                                          (1.1)           43.4            (3.1)
    State                                 (1.5)           (2.1)           (2.1)
                                 --------------  --------------  --------------
                                 $        (2.6)  $        41.3   $        (5.2)
                                 ==============  ==============  ==============

     The Company operates in 32 states and, as a result, its operations are subject to tax by many state and local taxing authorities. The Company generates substantial taxable income in various states including Ohio, North Carolina and Florida. As state and local taxing authorities raise tax rates and change tax codes to increase tax revenues, the Company has experienced increased exposure to state and local income taxes over the past few years.

     Since the acquisition of Franklin in 1988, ClubCorp has reduced or eliminated its current federal tax liability (to 2% of alternative minimum taxable income) by using net operating loss carryforwards that resulted from Franklin's operations. ClubCorp has estimated net operating loss carryforwards at the end of 1998 of $485.9 million and $70.9 million for regular and alternative minimum taxes, respectively. As a result, the Company will be able to continue to reduce its estimated tax liability to 2% of alternative minimum taxable income until such alternative minimum tax net operating losses are fully utilized or expire. These net regular and alternative minimum tax operating losses expire from 2004 to 2010 and 2007 to 2010, respectively. These estimates are based upon certain assumptions concerning the Company's 1998 operations from an alternative minimum tax perspective and may be revised at the time the Company prepares its federal income tax return.

     The Company has substantial regular net operating loss carryforwards available. Based on the Company's historical pretax earnings, adjusted for significant nonrecurring items such as gains (losses) on divestitures, management believes it is more likely than not the Company will realize the benefit of the deferred tax assets, net of the valuation allowance, existing at December 29, 1998. The Company has experienced a trend of increasing taxable income from its continuing operations which in turn has increased estimates of future taxable income. Based on these new estimates, the Company decreased its valuation allowance by $14.2 million for the year ended December 29, 1998. The Company's federal income tax returns for 1991 and 1992 were examined by the Internal Revenue Service. In connection with the closing of this audit, in 1998, the Company reduced its regular net operating losses and valuation allowance by $45.0 million, 8.1% of year end 1997 net operating losses. The assumptions used to estimate the realizability of the deferred tax assets are subjective in nature and involve uncertainties and matters with significant judgment. There can be no assurance that the Company will generate any specific level of continuing earnings. The Company will receive benefits in the form of tax credits in the future to the extent of alternative minimum taxes paid.

     In addition to the regular and alternative minimum tax NOLs, the Company has approximately $166.4 million regular and $150.3 million alternative minimum tax Separate Return Limitation Year ("SRLY") NOLs which expire in 2003. The Company's December 29, 1998 deferred tax asset does not include any value for its SRLY NOLs.

     The Company's federal income tax returns for 1993 and 1994 are under examination by the Internal Revenue Service. Because many types of transactions are susceptible to varying interpretations under federal income tax laws and regulations, the net operating loss carryforwards and net deferred tax asset reported in the Consolidated Financial Statements could change at a later date upon final determination by the taxing authorities. Management believes the Company will prevail on any significant interpretation issues.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred. SOP 98-5 will be effective for the Company in its fiscal year ending in 1999. Due to the nature of the operations of the Company, the effect of the implementation of SOP 98-5 will not have a significant impact on the financial position or results of operations of the Company.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities and such instruments be measured at their fair value. The Statement is effective for years beginning after June 15, 1999. Based on the Company's current operations, the effect of implementation of this new statement is not expected to have a significant effect on the Company's financial position or results of operations.

YEAR  2000  READINESS  DISCLOSURE

A.     State  of  Readiness

     Assessment

     The Year 2000 issue affects computers, software and other equipment the Company uses, operates or maintains for use in its operations. While ClubCorp has commenced a company-wide upgrade of its computer systems that is designed to address internal Year 2000 issues, this upgrade is not expected to be completed by December 31, 1999. IT Systems (defined below) that will not be upgraded in time are being reprogrammed to accommodate the century date change. MCI Systemhouse is leading the initiative to remediate and then to test the reprogrammed systems to validate that they are Year 2000 ready. It is expected that the testing of reprogrammed systems will be completed during the third quarter of 1999.

     The Company has undertaken various initiatives intended to ensure that prior to the completion of its company-wide upgrades, its IT Systems will function properly with respect to dates in the Year 2000 and thereafter. The term "IT Systems" includes information technology systems that the Company uses in its business including accounting, data processing, time management, and point-of-sale systems that use computer equipment and software. Non-information technology ("Non-IT") equipment the Company uses, operates or maintains may also be affected by embedded chip technology, such as microprocessors. An assessment is currently underway to determine what Non-IT equipment may be impacted by Year 2000 issues. Although the upgrade of ClubCorp's computer systems is not expected to be completed until the end of Year 2000, it is expected that approximately 50% of the initiatives which management believes will be necessary to fully address potential Year 2000 issues relating to IT and Non-IT exposures should be materially completed on or about June 30, 1999. The Company's target is to have the balance of the work completed no later than December 31, 1999.

     IT  System  Remedial  Initiative

     As noted above, the Company is currently upgrading or replacing hardware that is not Year 2000 ready, upgrading purchased software to compliant releases, and remediating internally developed software. The Company expects this IT Systems remediation effort to be completed during the third quarter of 1999. The existing accounting systems that are not going to be replaced by December 31, 1999 are being reprogrammed to be Year 2000 ready since the company wide upgrade is not expected to be completed until the end of Year 2000. Much of the work to make the existing systems Year 2000 ready has been completed. The effort to finish the remediation of the existing hardware and software is being led by MCI Systemhouse with significant involvement by ClubCorp employees. The principal effort involves recompiling programs using a Year 2000 compliant compiler. ClubCorp expects the necessary modifications to the software and unit testing to be completed during the second quarter of 1999 and system testing to be completed during the third quarter of 1999. If the remediation of existing hardware and software systems is not completed in a timely manner, Year 2000 issues could have a material adverse effect on the Company's operations and results.

     Non-IT  Remedial  Initiative

     ClubCorp has undertaken an initiative to assess the impact of its significant vendors, suppliers, landlords and other third-party relationships on its business. As of December 29, 1998, the Company has compiled a list of critical relationships. Letters are expected to be mailed by March 31, 1999 to these critical third parties to assess the risk of a disruption in service and the extent to which such a disruption would affect ClubCorp's operations. While management does not believe it directly depends, to a significant extent, on any third party's computer systems or ability to operate in general, there can be no assurance that Year 2000 problems encountered by companies with whom the Company does business will be resolved in a timely manner or that such other companies' failure to resolve such problems would not have a material adverse effect on ClubCorp.

     The Company has evaluated its critical Non-IT Systems and believes that certain systems and functions are mission critical including, but not limited to the following: fire/life safety systems, electrical systems, communication systems, air-conditioning/heating systems, security controls, vertical transportation systems, voice grade communication systems, facility management systems, hotel management systems and restaurant equipment.

     Vendors or providers of these systems are included on ClubCorp's list of critical relationships and will be assessed as described above. The Company has set July 31, 1999 as the target date to complete the assessment of these third party relationships.

     Company  Wide  IT  System  Upgrade

     ClubCorp has commenced a company wide upgrade of its computer systems and accounting systems. ClubCorp is replacing its accounting systems with Oracle. A combined team from ClubCorp and KPMG LLP is managing the Oracle installation. Part of the IT System remedial process will include end to end testing of the new systems to validate that these systems are Year 2000 ready as warranted. The scope of this work will be initiated by MCI Systemhouse in conjunction with the project installation team.

B.     Cost

     ClubCorp has begun, but has not yet completed, an analysis of problems and costs (including loss of revenue) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 readiness on a timely basis.

     In addition to the remaining cost of the company wide upgrade, the Company estimates that the cost of upgrading current systems, upgrading purchased software and remediating internally developed software will be approximately $2.5 million. Management estimates that an additional $0.6 million will be spent in hiring resources to assess and address the Year 2000 risk on the Company's operations (additional personnel, attorneys and consultants).

C.     Risk

     In a reasonably likely worst case scenario, the Company's remediation of existing IT Systems and Non-IT equipment may not be completed in a timely manner, or Year 2000 problems of material third parties may not be resolved in a timely manner. Such worst case scenarios could involve loss of revenues relating to the loss of business as a result of the Company's inability to operate its facilities through hardware, software or equipment failures due to Year 2000 problems. While management believes the Company does not directly depend to a significant extent on any third party's computer systems, it does rely on certain vendors and landlords to supply uninterrupted goods and services. The estimated loss of revenue, if any, has not and may not be able to be identified until after the Year 2000. As described above, active efforts have been and are underway to assess and minimize any disruption in operations. The Company relies extensively on computer systems to monitor and coordinate its operations. If ClubCorp's computer systems cease to function, function improperly, or if its vendors or customers cannot perform as agreed for a significant time period, it is likely that the Company's operations and results will be adversely affected.

D.     Contingency  Plans

     Management will develop contingency plans to be implemented as a part of its efforts to identify and correct Year 2000 problems. The scheduled target date for completion of the contingency plans is September 30, 1999. Many of the Company's operations have contingency plans in place for natural disasters such as earthquakes, floods, hurricanes and the like, which provide a basis for its Year 2000 contingency plans. These plans may also include short term use of backup equipment and software, increased work hours for Company personnel and/or use of contract personnel and/or orderly shut down of the buildings and/or clubs on December 31, 1999 and January 1, 2000 in order to perform tests of critical systems.

E.     Disclaimer

     The discussion of ClubCorp's efforts and expectations relating to Year 2000 compliance are forward looking statements and the dates on which the Company believes it will complete such efforts are based on its best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources and other factors. There can be no assurance that these estimates will prove to be accurate and the actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes, and embedded technology and similar uncertainties. In addition, the variability of definitions of "compliance with Year 2000" relating to products and services sold to or relied on by management may lead to claims whose impact on the Company is currently not as estimable. In addition, the Company does not have any control over external infrastructures, for example, failure of power grids or economic perturbations that might overall impact its operations or revenues. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations.

ACQUISITION  AND  SALE  OF  FRANKLIN  FEDERAL  BANCORP

     From 1988 to 1996, the Company operated in the financial services segment through Franklin Federal Bancorp, a Federal Savings Bank ("Franklin"). The Company purchased Franklin with the intent to utilize certain of its real estate holdings in its golf-related line of businesses. The Company sold Franklin for $90.0 million in a transaction that was consummated on January 2, 1997. The Company's gain on the sale, net of taxes and minority interest, was $25.1 million. Because the Company has disposed of its financial services operations, this segment is presented as discontinued operations in the Consolidated Financial Statements. See Note 2 of the Notes to Consolidated Financial Statements.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate changes and foreign currency fluctuations. The Company is exposed to interest rate changes primarily as a result of its senior revolving credit facility and long-term debt used to maintain liquidity and fund capital replacements and discretionary capital expenditures. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at variable rates and may enter into derivative financial instruments such as interest rate swaps in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

     The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business. The Company has historically managed this risk through the diversity of the foreign economies in which it operates and the relatively limited amount of its investments in these foreign economies. The Company's international operations represent less than 10% of the total assets of the Company as of December 29, 1998.

     The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal and interest (for capital leases only) amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands).


                                                                                                              Fair
                                       1999     2000     2001     2002      2003    Thereafter     Total     Value
                                      -------  -------  -------  -------  --------  -----------  ---------  --------
Fixed rate debt                       $13,480  $32,935  $12,882  $10,897  $  2,947  $    10,708  $  83,849  $ 79,930
Weighted average interest rate                                                                     8.27  %

Variable rate debt (primarily LIBOR)    5,153       --       --       --   190,000           --    195,153   195,153
Weighted average interest rate                                                                     5.93  %

   Totals                             $18,633  $32,935  $12,882  $10,897  $192,947  $    10,708  $ 279,002  $275,083
                                      =======  =======  =======  =======  ========  ===========  =========  ========

     The table below presents the notional amounts, pay rates, receive rates, mark-to-market value, and maturity dates of the Company's interest rate swap agreements (dollars in thousands).


Notional Amount       $      10,000   $       4,539   $     100,000   $       5,000   $       5,000   $      10,000

Pay Rate                      7.865%           5.98%           5.79%           5.63%           5.53%           5.25%

Receive Rate           90 day LIBOR    30 day LIBOR    30 day LIBOR    30 day LIBOR    30 day LIBOR    30 day LIBOR

Mark-to-Market Value  $        (334)  $         (90)  $      (2,284)  $         (81)  $         (60)             --

Maturity Date              01/18/00        08/01/01        06/30/03        09/02/03        09/02/03        09/02/03


Notional Amount       $       5,000

Pay Rate                       5.43%

Receive Rate           30 day LIBOR

Mark-to-Market Value  $         (39)

Maturity Date              09/02/03

     As the tables incorporate only those exposures that exist as of December 29, 1998, they do not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the tables above, the information presented herein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The Company's Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of December 29, 1998:


NAME                           AGE                           POSITION
-----------------------------  ---  -----------------------------------------------------------
Robert H. Dedman                72  Chairman of the Board
Robert H. Dedman, Jr. (1) (2)   41  Chief Executive Officer, President and Director
James M. Hinckley (1) (2)       42  Chief Operating Officer and Director
Patricia Dedman Dietz           42  Director
Robert H. Johnson               51  Chief Operating Officer, International
James P. McCoy, Jr. (1)         52  Chief Financial Officer and Executive Vice President
Terry A. Taylor (1)             42  Chief Legal Officer, Executive Vice President and Secretary
James E. Maser (1)              60  Executive Vice President
Mark W. Dietz                   44  Executive Vice President
Albert E. Chew, III             44  Executive Vice President

____________________
(1)     Member  of  the  Executive  Committee
(2)     Member  of  the  Audit  Committee

     The Company Board is currently comprised of the Chairman of the Board and three directors. Each of the current directors was initially elected as a director on July 16, 1998 and each such person was a director of ClubCorp's predecessor. All directors of the Company hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Executive officers of the Company are elected by the Company Board and serve until their successors are duly elected and qualified.

     The Executive Committee (formerly referred to as the "Investment Committee") is comprised of two members of the Company Board and three of the Company's executive officers. The Executive Committee has been delegated the authority by the Company Board for a variety of matters, including the authority to approve certain acquisitions and dispositions. Where the Company Board desires to delegate certain authority to the Executive Committee and applicable law prevents the delegation of such authority to a committee that includes persons in addition to directors, the authority is exclusively delegated to the directors who are members of the Executive Committee. The Audit Committee is comprised of two members of the Company Board and one officer.

     Robert H. Dedman, Jr. and Patricia Dedman Dietz are siblings and are the children of Robert H. Dedman. Mark W. Dietz is the spouse of Patricia Dedman Dietz and the son-in-law and brother-in-law of Robert H. Dedman and Robert H. Dedman, Jr. respectively.

     Robert H. Dedman has been Chairman of the Board of the Company since its inception in 1957 and Chief Executive Officer from 1957 through 1997. Mr. Dedman is a director of United Meridian Corporation and an advisory director of Stewart Information Services Corporation.

     Robert H. Dedman, Jr. joined the Company in 1980 and served as Director of Corporate Planning from 1980 until 1984. From 1984 until 1987, Mr. Dedman was an Associate at Salomon Brothers Inc., specializing in mergers and acquisitions. Mr. Dedman returned to the Company in 1987 as Chief Financial Officer of ClubCorp. Since 1989, Mr. Dedman has served as President and director of ClubCorp. Mr. Dedman served as Chief Operating Officer of ClubCorp from 1987 through 1997. Effective January 1, 1998, Mr. Dedman became Chief Executive Officer of ClubCorp.

     James M. Hinckley joined the Company in 1970, and since that time he has held various positions and offices with the Company. Mr. Hinckley has been a director of ClubCorp since 1989. Mr. Hinckley has also been the Chief Operating Officer of the Company since February 1992. Mr. Hinckley is President of ClubCorp USA, Inc. and ClubCorp Resorts, Inc.

     Patricia Dedman Dietz has been a director of ClubCorp since 1982. Ms. Dietz has been a psychotherapist in private practice for the last 14 years.

     Robert H. Johnson joined the Company in 1975 and has served the Company in various positions. Mr. Johnson was a director of ClubCorp from 1988 to July 16, 1998. Effective January 1, 1998, Mr. Johnson became Chief Operating Officer of International Operations. Mr. Johnson is President of ClubCorp International, Inc.

     James P. McCoy, Jr. joined the Company in 1973, and served as Vice President and Treasurer during 1983. He was a director of ClubCorp from 1994 to July 16, 1998. From 1983 to 1986, Mr. McCoy was the Manager of Corporate Financial Services for Merrill Lynch. Mr. McCoy returned to the Company in 1986 as the Treasurer of ClubCorp and has been the Chief Financial Officer of ClubCorp since 1988. Effective January 1, 1998, Mr. McCoy became Executive Vice President of ClubCorp.

     Terry A. Taylor has been Secretary and Chief Legal Officer of ClubCorp since 1990. Effective August 12, 1998, Mr. Taylor became an Executive Vice President of the Company. Mr. Taylor was a director of ClubCorp from January 1994 to July 16, 1998.

     James E. Maser has been associated with the Company since 1965 and was a director from 1971 to July 16, 1998.

     Mark W. Dietz has been an Executive Vice President of ClubCorp since January 1995. Mr. Dietz was a director of the Company from 1986 to July 16, 1998.

     Albert E. Chew, III joined the Company in 1988 as Director of Human Resources for resorts. In 1992, Mr. Chew was elected as a Vice President of ClubCorp. Mr. Chew served as a director of ClubCorp from 1994 to July 16, 1998. In 1997, Mr. Chew became Executive Vice President of ClubCorp.


ITEM  11.  EXECUTIVE  COMPENSATION
----------------------------------

Summary  Compensation  Table

     The following table sets forth the compensation paid by ClubCorp to its chief executive officer and its four other most highly compensated executive officers (collectively, the "Named Executive Officers") during the years ended December 31, 1996, December 31, 1997 and December 29, 1998:

                           SUMMARY COMPENSATION TABLE




                                  Annual Compensation                             Long-Term       Compensation
                             -----------------------------                     -----------------  --------------
                                                                                    Awards           Payouts
                                                                               -----------------  --------------

                                                              Other Annual        Restricted           LTIP         All Other
Name and Principal Position   Year   Salary (1)    Bonus    Compensation (2)   Stock Awards (3)    Payouts (4)     Compensation
---------------------------  ------  -----------  --------  -----------------  -----------------  --------------  --------------
Robert H. Dedman, Jr.          1996  $   288,400  $118,441  $              --  $              --  $       75,015  $    8,946 (6)
 Chief Executive Officer,      1997      349,297   108,800                 --                 --              --         705 (6)
   President and Director      1998      498,077   352,088                 --                 --              --       4,800 (6)

James M. Hinckley              1996      283,250   100,044                 --                 --          66,246       2,662 (7)
 Chief Operating Officer       1997      297,359   112,686                 --                 --              --       4,750 (7)
   and Director                1998      330,574   248,866                 --                 --              --       4,513 (7)

Robert H. Dedman               1996      302,820        --                 --                 --          94,244       7,000 (5)
 Chairman of the Board         1997      347,831        --                 --                 --              --             --
   and Founder                 1998      341,371     1,318                 --                 --              --             --

Douglas T. Howe                1996      160,000    48,432                 --                 --              --       7,947 (8)
 Executive Vice President,     1997      167,969    63,043                 --                 --              --       4,003 (8)
   ClubCorp USA, Inc.          1998      199,231   126,569                 --                 --              --       4,000 (8)

Beryl E. Artz                  1996      160,000    65,840                 --                 --          22,332       4,112 (7)
 Executive Vice President,     1997      167,969    72,694                 --                 --              --       4,072 (7)
   ClubCorp USA, Inc.          1998      199,231   126,568                 --                 --              --       4,363 (7)

_____________________

(1) The Company operates on a 52/53 week year. Salaries for 1996, 1997 and 1998 include 52, 53 and 52 weeks, respectively.
(2) There was no other annual compensation equal to the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer in 1996, 1997 or 1998.
(3) No restricted stock was awarded for 1996, 1997 or 1998 and there were no unvested restricted stock awards as of December 29, 1998.
(4) Reflects the dollar value of payouts in 1996 (based upon the Formula Price at the date of the payout) relating to restricted stock awarded for periods prior to 1995, as follows: Robert H. Dedman - 9,415 shares; Robert H. Dedman, Jr. - 7,494 shares; James M. Hinckley - 6,618 shares; and Beryl E. Artz
-  2,231  shares.
(5) Represents amounts paid to Mr. Dedman for services rendered as a director of Franklin. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition and Sale of Franklin Federal Bancorp".
(6) The Company's Stock Investment Plan (the "SIP"), which became effective on January 1, 1993, permits eligible employees to purchase SIP participation interests through payroll deductions. In addition, ClubCorp contributes an amount that vests over time on each participant's behalf equal to 20% (the "Basic Matching Contribution") and up to an additional 30% (the "Discretionary Matching Contribution") of the participant's contribution. All contributions to the SIP are invested in Common Stock (except for contributions temporarily invested in cash pending investment in Common Stock). Consists of $646 in 1996, $705 in 1997, and $4,800 in 1998 in Basic Matching Contributions and Discretionary Matching Contributions made by ClubCorp on Mr. Dedman's behalf pursuant to the SIP. In addition, $8,300 was paid to Mr. Dedman in 1996 for services rendered as a director of Franklin.
(7) Represents Basic Matching Contributions and Discretionary Matching Contributions made by ClubCorp on Mr. Hinckley's and Mr. Artz's behalf, respectively, pursuant to the SIP.
(8) Represents Basic Matching Contributions and Discretionary Matching Contributions of $4,107 in 1996, $4,003 in 1997, and $4,000 in 1998 made by
ClubCorp on Mr. Howe's behalf pursuant to the SIP. In addition, Mr. Howe received $3,840 for relocation expenses in 1996.


SAR  Exercise  and  Value  Table

     The following table summarizes for each Named Executive Officer the aggregated SAR exercises during the fiscal year ended December 29, 1998 and the value of all SARs for each Named Executive Officer as of December 29, 1998:


                AGGREGATED SAR EXERCISES AND YEAR-END SAR VALUES


                                                            Number of Shares                 Value of
                                                             Of Common Stock                Unexercised
                                                          Underlying Exercised            In-the-Money SARs
                                                            SARs at Year-End                At Year-End (1)
                                                    -------------------------------  ----------------------------
                              Shares
                             Acquired      Value
Name                        On Exercise  Realized     Exercisable     Unexercisable  Exercisable   Unexercisable
--------------------------  -----------  ---------  ----------------  -------------  ------------  --------------
Robert H. Dedman, Jr.                --  $      --                --             --  $         --  $           --

James M. Hinckley (2)
 Grant of January 1, 1988         6,000     48,240                --             --            --              --
 Grant of January 1, 1989            --         --                --          6,000            --          60,600
 Grant of January 1, 1990            --         --                --          6,000            --          56,160

Robert H. Dedman                     --         --                --             --            --              --

Douglas T. Howe                      --         --                --             --            --              --

Beryl E. Artz                        --         --                --             --            --              --

___________________________

(1) Based upon the difference between the fair market value of the Common Stock on the date of grant and on December 29, 1998. The Formula Price as of December 29, 1998 was $16.60 per share. The fair market value per share of the Common Stock as of January 1, 1989 and 1990 was $6.50 and $7.24, respectively.
(2) These SARs were awarded under the Club Corporation of America (renamed ClubCorp USA, Inc.) Stock Appreciation Rights Program. They vest over a 10-year period with 10% of each SAR vesting on each anniversary of the date of grant. Except under certain circumstances, such as termination of the executive's employment, no payout may be made until a SAR is fully vested (i.e., ten years after the date of grant). At the time of payout, the Company may pay the value of the SAR in the form of cash or an equivalent number of shares of Common Stock (based upon the fair market value of the Common Stock on the date of payment).

Option  Grants  in  Last  Fiscal  Year

     The following table summarizes for each Named Executive Officer, each grant of stock options during the fiscal year ended December 29, 1998:


                        OPTION GRANTS IN LAST FISCAL YEAR


                     Individual Grants
-------------------------------------------------------------
                                      Percent of
                        Number of        Total
                       Securities       Options
                       Underlying     Granted to     Exercise
                         Options     Employees in     or Base                      Grant Date
Name                   Granted (1)  Fiscal Year (1)    Price    Expiration Date  Fair Value (2)
---------------------  -----------  ---------------  ---------  ---------------  ---------------
Robert H. Dedman, Jr.      240,000           12.90%  $   14.21         02/01/08  $     1,725,600
James M. Hinckley          110,000            5.91       14.21         02/01/08          790,900
Robert H. Dedman                --              --          --               --               --
Douglas T. Howe             40,000            2.15       14.21         02/01/08          287,600
Beryl E. Artz               40,000            2.15       14.21         02/01/08          287,600

_____________________
(1) The ClubCorp Omnibus Stock Plan (the "Omnibus Stock Plan") was adopted to be effective February 1998. The Omnibus Stock Plan provides for granting to key employee partners options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting will be determined at the time of grant and will generally be three to five years. The initial grant was 1,739,000 options with a five year vesting and a ten year expiration date. A total of 1,860,000 options were granted in 1998. None of these options are currently exercisable.
(2) Fair value was calculated using the Black-Scholes option pricing model. Use of this model should not be viewed in any way as a forecast of the future performance of the Company's Common Stock, which will be determined by future events and unknown factors. The estimated values under the Black-Scholes model are based upon certain assumptions as to variables such as interest rate, stock price volatility, dividend yield and term.


Aggregated  Option  Exercises  and  Fiscal  Year-End  Option  Value  Table

     The following table summarizes for each Named Executive Officer, each exercise of stock options during the fiscal year ended December 29, 1998 and the fiscal year-end value of unexercised options:

             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES


                                                       Number of Shares                    Value of
                                                        Of Common Stock                   Unexercised
                                                     Underlying Exercised             In-the-Money Options
                                                     Options at Year-End               At Year-End (1) (2)
                                               --------------------------------  ------------------------------
                         Shares
                        Acquired      Value
Name                   On Exercise  Realized    Exercisable     Unexercisable     Exercisable    Unexercisable
---------------------  -----------  ---------  -------------  -----------------  -------------  ---------------
Robert H. Dedman, Jr.           --  $      --        114,000            506,000  $     736,440  $     2,291,960
James M. Hinckley               --         --        114,000            376,000        736,440        1,981,260
Robert H. Dedman                --         --             --                 --             --               --
Douglas T. Howe                 --         --         27,500            112,500        178,300          566,550
Beryl E. Artz                   --         --         27,500            112,500        178,300          566,550

____________________

(1) The ClubCorp Executive Stock Option Plan (the "Executive Option Plan") was adopted on August 31, 1995. The Executive Option Plan provides for granting options to purchase shares of common stock to key management personnel at a price not less than the fair market value at the date of grant. The options fully vest the end of ten years from the date the option is granted. The Executive Option Plan provides for accelerated vesting, not to exceed 10% per year, if the employee maintains a certain performance level as defined in the Executive Option Plan. Each of the Named Executive Officers met the required performance level defined in the Executive Option Plan for 1996, 1997, and 1998. Thus, approximately 30% of the shares granted are vested and exercisable.
(2) The ClubCorp Omnibus Stock Plan (the "Omnibus Stock Plan") was adopted to be effective February 1998. The Omnibus Stock Plan provides for granting to key employee partners options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting is determined at the time of grant and is five years with a ten year expiration date. None of these options are currently exercisable.


COMPENSATION  OF  DIRECTORS

     Directors who are not officers of the Company receive $200 for each ClubCorp board meeting attended.


COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     In 1998, ClubCorp had no Compensation Committee or other committee of the Board of Directors performing similar functions. Decisions concerning compensation of executive officers were made by the Chairman of the Board and the President of ClubCorp.


EMPLOYMENT  AGREEMENTS;  KEY-MAN  LIFE  INSURANCE

     The Company does not have any material employment agreements with its officers or employees. The Company does have non-disclosure and non-competition agreements with the majority of its salaried employees, excluding the Chairman of the Board and Chief Operating Officer and certain other executive officers. In addition, the Company does not maintain key-man life insurance policies on any of its officers or employees.


INDEMNIFICATION

     ClubCorp and many of its subsidiaries, including ClubCorp USA, Inc. and ClubCorp Resorts, Inc., have adopted charter and/or bylaw provisions that require such corporations to indemnify, to the maximum extent permissible under applicable law, each of their directors, officers, employees and agents against any liability that they may incur in connection with or resulting from any threatened, pending or completed legal proceeding inquiry or investigation by reason of the fact that any such person is or was a director, officer, employee or agent of the corporation.

     ClubCorp maintains an executive liability and indemnification insurance policy with an annual limit of liability of $5,000,000. The insurance policy generally covers the wrongful acts of the directors and officers of ClubCorp and its subsidiaries (excluding First Federal Financial Corporation). The policy coverage is subject to a number of exclusions, which include: (1) violations of federal or state securities laws; (2) violations of federal or state antitrust laws; (3) violations of federal or state environmental laws; (4) violations of the Employee Retirement Income Security Act; (5) libel or slander; and (6) stockholder derivative actions. The Company purchases such insurance policy on an annual basis, with the current policy period expiring on October 19, 2000.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of ClubCorp's Common Stock, as of December 29, 1998, by (i) each Named Executive Officer, (ii) each person or group known by ClubCorp to be the beneficial owner of more than 5.0% of the outstanding Common Stock, (iii) each director of ClubCorp and (iv) all directors and executive officers of ClubCorp as a group:


                                       Shares of Common Stock
                                       Beneficially Owned (1)
                                       -----------------------

Name                                           Number           Percentage
-------------------------------------  -----------------------  -----------
Robert H. Dedman (2)                                45,335,269       53.6 %
Patricia Dedman Dietz (7)                           15,264,487       18.0
Mark W. Dietz (6)                                   15,264,487       18.0
Robert H. Dedman, Jr. (5)                           15,229,676       18.0
James E. Maser (3) (4)                                 176,000          *
Robert H. Johnson                                       54,107          *
James M. Hinckley                                       29,444          *
Terry A. Taylor                                         23,932          *
Beryl E. Artz                                           18,251          *
Douglas T. Howe                                         12,133          *
James P. McCoy, Jr.                                      8,590          *
Albert E. Chew, III (4)                                  2,344          *
All directors and executive officers                76,123,849       89.9
    as a group (10 persons)

____________________
*     less  than  1.0%

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. All beneficial owners of more than 5.0% of the Common Stock can be contacted at 3030 LBJ Freeway, Suite 700, Dallas, Texas 75234. Percentages are based on 84,629,809 shares of Common Stock outstanding as of December 29, 1998.
(2)      Includes  122,421  shares  pledged  to  a  not-for-profit  institution.
(3)      Excludes  14,478,733  shares  owned by trusts for the benefit of Robert
H. Dedman, Jr. and 14,573,033 shares owned by trusts for the benefit of Patricia Dedman Dietz, for which James E. Maser, among others, serves as trustee and shares voting and investment power.
(4) Excludes 3,932,459 shares owned by the Plan for the benefit of the participants in the Plan, for which James E. Maser and Albert E. Chew, III serve as trustees and share voting and investment power.
(5)      Includes  14,478,733  shares  owned by trusts for the benefit of Robert
H. Dedman, Jr. (see note (3) above), and 9,246 shares owned by Robert H. Dedman, Jr.'s wife, Rachael Dedman. Excludes 14,573,033 shares owned by trusts for the benefit of Patricia Dedman Dietz and 60,410 shares owned by trusts for the benefit of the Dietz's minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Robert H. Dedman, Jr. serves as a trustee and shares voting and investment power.
(6) Includes 619,533 shares owned by Mark W. Dietz's wife, Patricia Dedman Dietz, 14,573,033 shares owned by trusts for the benefit of Mrs. Dietz (see note
(3) above) and 60,410 shares owned by trusts for the benefit of the Dietz's minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Mrs. Dietz is a trustee and shares voting and investment power.
(7)      Includes  11,511  shares owned by Patricia Dedman Dietz's husband, Mark
W.  Dietz,  14,573,033 shares owned by trusts for Mrs. Dietz's benefit (see note
(3) above), and 60,410 shares owned by trusts for the benefit of the Dietz's minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Mrs. Dietz is a trustee and shares voting and investment power. Excludes 14,478,733 shares owned by trusts for the benefit of Robert H. Dedman, Jr., for which Mrs. Dietz is a trustee and shares voting and investment power.


     Robert H. Dedman and his family currently own approximately 90% of the Common Stock. The holders of a majority of the Common Stock can elect all of ClubCorp's directors and approve or disapprove certain fundamental corporate transactions, including a merger or sale of all of the Company's assets. The transfer of a substantial portion of Mr. Dedman's common stock, including a transfer upon his death, could result in a change in control of the Company and could affect the management or direction of the Company.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     During the period from January 1, 1998 to March 22, 1999, a trust for the benefit of Robert H. Dedman, Jr., the President, Chief Executive Officer and a director of ClubCorp, sold 89,363 shares of Common Stock, for consideration of approximately $1,312,000. A trust for the benefit of Patricia Dedman Dietz, a director of ClubCorp, sold 89,363 shares of Common Stock for consideration of approximately $1,312,000. A trust for the benefit of James E. Maser, Executive Vice President, sold 112,825 shares of Common Stock for consideration of approximately $1,787,000. All of such sales were made at the then-current Formula Price and were purchased by either the Plan or the Company. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters".

          On June 15, 1995, Robert H. Dedman, Chairman of the Board, made loans of $3.0 million and $5.0 million, respectively, to two subsidiaries. The notes were repaid in 1998.

     On July 28, 1997, Robert H. Dedman, Chairman of the Board, made an additional loan of approximately $2.6 million to one of the above subsidiaries. The note was repaid in 1998.


                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE,  AND  REPORTS  ON FORM 8-K

(a)(1) The following audited Consolidated Financial Statements of ClubCorp and its subsidiaries as of December 31, 1997 and December 29, 1998, and for the years ended December 31, 1996, December 31, 1997 and December 29, 1998 are included in this Annual Report on Form 10-K, beginning on Page F-1:

          Independent  auditors'  report

          Consolidated  balance  sheet

          Consolidated  statement  of  operations

          Consolidated statement of stockholders' equity and comprehensive income

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

(a)(3) See Index to Exhibits on page 39. Exhibits 10.4 through 10.6, 10.9 through 10.12, and 10.15 through 10.17 are compensatory plans.

(b)      Reports  on  Form  8-K

     Form 8-K was filed on May 8, 1998 relating to a change in accounting periods.

(c)     Exhibits
          See  Index  to  Exhibits  on  page  39.

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

CLUBCORP,  INC.


By:             **
     -----------------------------
     Robert  H.  Dedman,  Jr.
     Chief  Executive  Officer
     and  President


By:             **
     -----------------------------
     James  P.  McCoy,  Jr.
     Chief  Financial  Officer/
     Chief  Accounting  Officer

Date:   March  25,  1999
        ----------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                                          TITLE                              DATE
---------------------------  --------------------------------------------------  --------------

           *
---------------------------
Robert H. Dedman, Sr.        Chairman of the Board                               March 25, 1999

           *
---------------------------
Robert H. Dedman, Jr.        Chief Executive Officer, President and Director     March 25, 1999

           *
---------------------------
James M. Hinckley            Chief Operating Officer and Director                March 25, 1999

           *
---------------------------
Patricia Dedman Dietz        Director                                            March 25, 1999

/s/ James P. McCoy, Jr.
---------------------------
James P. McCoy, Jr.          Executive Vice President, Chief Financial Officer   March 25, 1999
                             (Principal Executive Officer)

By:  /s/James P. McCoy, Jr.
---------------------------
  James P. McCoy, Jr.
 Attorney-in-Fact

___________________
* Power of Attorney authorizing James P. McCoy, Jr. to sign this annual report on Form 10-K on behalf of the directors and certain officers of the Company is being filed with the Securities and Exchange Commission.


                                INDEX TO EXHIBITS


Exhibit
 Number   Exhibit
--------  -------

 3.1*     Articles of Incorporation, as amended, of ClubCorp, Inc.
 3.2*     Bylaws, as amended, of Club Corporation International
 4.1*     Specimen Certificate evidencing Common Stock of Club Corporation International
 4.3      Certificate of Incorporation of ClubCorp, Inc.
 4.4**    Bylaws of ClubCorp, Inc.
10.1      ClubCorp Employee Stock Ownership Plan
10.2~     Agreement among Club Corporation International, First Federal Financial Corporation, Franklin Federal
            Bancorp, a Federal Savings Bank, and Norwest Corporation regarding the sale of certain assets and assumption of certain liabilities of Franklin Federal Bancorp
10.3      Executive Liability and Indemnification Policy, effective October 19, 1998
10.4*     Club Corporation International Executive Bonus Plan for 1992 - 1994
10.5^^    ClubCorp Comprehensive Compensation Plan
10.6*     Club Corporation of America Stock Appreciation Rights Program
10.7*     Form of Stockholder Agreement for Club Corporation International
10.8      ClubCorp Employee Stock Ownership Trust
10.9^     Club Corporation International Executive Stock Option Plan
10.10++   First Amendment to the Club Corporation International Executive Stock Option Plan
10.11#    Second Amendment to the Club Corporation International Executive Stock Option Plan
10.12     Third Amendment to the Club Corporation International Executive Stock Option Plan
10.13#    $300,000,000 Credit Agreement Among Club Corporation International and Certain Lenders and
            Co-Agents dated May 27, 1998
10.14     First Amendment to $300,000,000 Credit Agreement
10.15^^^  Club Corporation International Omnibus Stock Plan
10.16     First Amendment to the Club Corporation International Omnibus Stock Plan
10.17     First Amendment to the ClubCorp Employee Stock Ownership Plan
            and ClubCorp Employee Stock Ownership Trust
10.18     Commitment Letter for $200,000,000 Senior Credit Facility between ClubCorp, Inc. and Certain Lenders dated March 3, 1999
10.19     Form of Stock Purchase Agreement dated February 10, 1999 between Meditrust Corporation,
            Meditrust Operating Company and Golf Acquisitions, L.L.C.
21.1      Subsidiaries of ClubCorp, Inc.
23.1      Consent of KPMG LLP
23.3      Consent of Houlihan, Lokey, Howard and Zukin Financial Advisors, Inc.
24.1      Power of Attorney
99.1      Opinion of Houlihan, Lokey, Howard and Zukin Financial Advisors, Inc. related to December 29, 1998 valuation of the
            Common Stock

_____________________
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-83496)
**    Incorporated by reference to the Company's Post-Effective Amendment No. 1 to Form S-8 (Registration Nos. 33-89818,
        33-965568,  333-08041  and  333-57107)
++    Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
^     Incorporated  by reference to the Company's Registration Statement on Form
        S-8 (Registration No. 33-96568)
^^    Incorporated by reference to the Company's Registration Statement on Form
        S-8 (Registration No. 333-08041)
^^^   Incorporated  by  reference  to  the Company's Registration Statement on
        Form S-8 (Registration No. 333-57107)
~     Incorporated  by  reference to the Company's Quarterly Report on Form 10-Q for the fiscal period ended June 30, 1996
#     Incorporated  by  reference to the Company's Quarterly Report on Form 10-Q for the fiscal period ended June 17, 1998


INDEPENDENT  AUDITORS'  REPORT
------------------------------



The  Board  of  Directors
ClubCorp,  Inc.



We have audited the accompanying consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp), formerly Club Corporation International, as of December 31, 1997 and December 29, 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 29, 1998. These consolidated financial statements are the responsibility of ClubCorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClubCorp as of December 31, 1997 and December 29, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 1998 in conformity with generally accepted accounting principles.




                                       KPMG  LLP




Dallas,  Texas
February  26,  1999

CLUBCORP,  INC.
CONSOLIDATED  BALANCE  SHEET
December  31,  1997  and  December  29,  1998
(Dollars  in  thousands,  except  share  amounts)



                       Assets                             1997         1998
                       ------                          -----------  -----------
Current assets:
        Cash and cash equivalents                      $  101,419   $   72,423
        Membership and other receivables, net              76,522       84,915
        Inventories                                        14,954       18,082
        Other assets                                       14,968       17,587
                                                       -----------  -----------
                Total current assets                      207,863      193,007

Property and equipment, net                               677,227      751,070
Other assets                                              143,584      166,081
                                                       -----------  -----------
                                                       $1,028,674   $1,110,158
                                                       ===========  ===========

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
        Accounts payable and accrued liabilities       $   57,996   $   58,826
        Long-term debt - current portion                   74,621       18,633
        Other liabilities                                  79,995       97,127
                                                       -----------  -----------
                Total current liabilities                 212,612      174,586

Long-term debt                                            181,236      255,917
Other liabilities                                         109,493      109,880
Membership deposits                                        83,066       95,460

Redemption value of common stock held by benefit plan      53,652       65,279

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 90,219,408 issued in 1997 and 1998,
   85,003,839 and 84,629,809 outstanding
   in 1997 and 1998, respectively                             902          902
Additional paid-in capital                                 10,607       11,205
Accumulated other comprehensive income                        260         (119)
Retained earnings                                         419,061      445,770
Treasury stock                                            (42,215)     (48,722)
                                                       -----------  -----------
                Total stockholders' equity                388,615      409,036
                                                       -----------  -----------
                                                       $1,028,674   $1,110,158
                                                       ===========  ===========

See  accompanying  notes  to  consolidated  financial  statements.

CLUBCORP,  INC.
CONSOLIDATED  STATEMENT  OF  OPERATIONS
Years  Ended  December  31,  1996  and  1997  and  December  29,  1998
(Dollars  in  thousands,  except  per  share  amounts)



                                                                           1996       1997       1998
                                                                         ---------  ---------  ---------
Operating revenues                                                       $771,177   $827,597   $851,336
Operating costs and expenses                                              662,692    694,165    713,093
Selling, general and administrative expenses                               61,344     67,988     71,422
                                                                         ---------  ---------  ---------

Operating income                                                           47,141     65,444     66,821

Gain (loss) on divestitures                                                (2,392)     4,729     (5,718)
Interest and investment income                                             11,092      9,643     12,092
Interest expense                                                          (34,044)   (34,044)   (28,901)
Other income (expense)                                                     (2,974)     1,118      1,025
                                                                         ---------  ---------  ---------

Income from continuing operations before income taxes,
   minority interest and extraordinary item                                18,823     46,890     45,319

Income tax (provision) benefit                                             (2,498)    41,264     (5,807)

Minority interest                                                             542       (290)         -
                                                                         ---------  ---------  ---------

Income from continuing operations before extraordinary item                16,867     87,864     39,512

Discontinued operations:
   Operating income of discontinued financial services
     segment, net of income tax benefit of $95                              1,446          -          -
   Income (loss) on disposal of financial services segment, net of
     income taxes of $8,425 and $(15,221) in 1996 and 1997, respectively  (13,083)    25,146          -
                                                                         ---------  ---------  ---------
                                                                          (11,637)    25,146          -
                                                                         ---------  ---------  ---------

Income before extraordinary item                                            5,230    113,010     39,512

Extraordinary item - gain (loss) on extinguishment of debt, net of
    income taxes of $(83) and $634 in 1996 and 1998, respectively             335          -     (1,176)
                                                                         ---------  ---------  ---------

Net income                                                               $  5,565   $113,010   $ 38,336
                                                                         =========  =========  =========


Basic earnings per share:
    Income from continuing operations before extraordinary item          $    .20   $   1.03   $    .46
    Discontinued operations                                                  (.13)       .29          -
    Extraordinary item - gain (loss) on extinguishment of debt                  -          -       (.01)
                                                                         ---------  ---------  ---------
    Net income                                                           $    .07   $   1.32   $    .45
                                                                         =========  =========  =========

Diluted earnings per share:
    Income from continuing operations before extraordinary item          $    .20   $   1.02   $    .45
    Discontinued operations                                                  (.14)       .29          -
    Extraordinary item - gain (loss) on extinguishment of debt                  -          -       (.01)
                                                                         ---------  ---------  ---------
    Net income                                                           $    .06   $   1.31   $    .44
                                                                         =========  =========  =========

See  accompanying  notes  to  consolidated  financial  statements.

CLUBCORP,  INC.
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  AND  COMPREHENSIVE  INCOME
Years Ended December 31, 1996 and 1997 and December 29, 1998 (Dollars in thousands, except share amounts)


                                                   Common stock (100,000,000 shares
                                                 authorized, par value $.01 per share)
                                             --------------------------------------------
                                                                                                          Accumulated
                                                          Treasury                         Additional        Other
                                               Shares      Stock        Shares      Par      Paid-in     Comprehensive
                                               Issued      Shares    Outstanding   Value     Capital        Income
                                             ----------  ----------  ------------  ------  -----------  ---------------
Balances at December 31, 1995                90,219,408  4,552,376    85,667,032   $  902  $    10,075  $      (11,863)
Purchase of treasury stock                            -    408,487      (408,487)       -            -               -
Stock issued in connection with:
    Purchases by benefit plan                         -    (24,258)       24,258        -           71               -
    Bonus plans                                       -   (110,438)      110,438        -          234               -
Comprehensive income:
    Net income                                        -          -             -        -            -               -
    Foreign currency translation adjustment           -          -             -        -            -              (3)
    Market adjustment                                 -          -             -        -            -          11,766

        Total comprehensive income
Change in redemption value of common
  stock held by benefit plan                          -          -             -        -            -               -
                                             ----------  ----------  ------------  ------  -----------  ---------------
Balances at December 31, 1996                90,219,408  4,826,167    85,393,241   $  902  $    10,380  $         (100)

Purchase of treasury stock                            -    447,850      (447,850)       -            -               -
Stock issued in connection with bonus plans           -    (58,448)       58,448        -          227               -
Comprehensive income:
    Net income                                        -          -             -        -            -               -
    Foreign currency translation adjustment           -          -             -        -            -             314
    Market adjustment                                 -          -             -        -            -              46

        Total comprehensive income
Change in redemption value of common
  stock held by benefit plan                          -          -             -        -            -               -
                                             ----------  ----------  ------------  ------  -----------  ---------------
Balances at December 31, 1997                90,219,408  5,215,569    85,003,839   $  902  $    10,607  $          260

PURCHASE OF TREASURY STOCK                            -    506,549      (506,549)       -            -               -
STOCK ISSUED IN CONNECTION WITH:
    PURCHASES BY BENEFIT PLAN                         -    (11,084)       11,084        -           78               -
    BONUS PLANS                                       -    (71,935)       71,935        -          436               -
    EXERCISE OF STOCK OPTIONS                         -    (49,500)       49,500        -           84               -
COMPREHENSIVE INCOME:
    NET INCOME                                        -          -             -        -            -               -
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT           -          -             -        -            -            (379)

        TOTAL COMPREHENSIVE INCOME
CHANGE IN REDEMPTION VALUE OF COMMON
  STOCK HELD BY BENEFIT PLAN                          -          -             -        -            -               -
                                             ----------  ----------  ------------  ------  -----------  ---------------
BALANCES AT DECEMBER 29, 1998                90,219,408  5,589,599    84,629,809   $  902  $    11,205  $         (119)
                                             ==========  ==========  ============  ======  ===========  ===============



                                                                          Total
                                              Retained    Treasury    Stockholders'
                                              Earnings     Stock         Equity
                                             ----------  ----------  ---------------
Balances at December 31, 1995                $ 318,724   $ (33,743)  $      284,095
Purchase of treasury stock                           -      (4,356)          (4,356)
Stock issued in connection with:
    Purchases by benefit plan                        -         183              254
    Bonus plans                                      -         816            1,050
Comprehensive income:
    Net income                                   5,565           -            5,565
    Foreign currency translation adjustment          -           -               (3)
    Market adjustment                                -           -           11,766
                                                                     ---------------
        Total comprehensive income                                           17,328
Change in redemption value of common
  stock held by benefit plan                    (7,819)          -           (7,819)
                                             ----------  ----------  ---------------
Balances at December 31, 1996                $ 316,470   $ (37,100)  $      290,552

Purchase of treasury stock                           -      (5,568)          (5,568)
Stock issued in connection with bonus plans          -         453              680
Comprehensive income:
    Net income                                 113,010           -          113,010
    Foreign currency translation adjustment          -           -              314
    Market adjustment                                -           -               46
                                                                     ---------------
        Total comprehensive income                                          113,370
Change in redemption value of common
  stock held by benefit plan                   (10,419)          -          (10,419)
                                             ----------  ----------  ---------------
Balances at December 31, 1997                $ 419,061   $ (42,215)  $      388,615

PURCHASE OF TREASURY STOCK                           -      (7,606)          (7,606)
STOCK ISSUED IN CONNECTION WITH:
    PURCHASES BY BENEFIT PLAN                        -          94              172
    BONUS PLANS                                      -         584            1,020
    EXERCISE OF STOCK OPTIONS                        -         421              505
COMPREHENSIVE INCOME:
    NET INCOME                                  38,336           -           38,336
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT          -           -             (379)
                                                                     ---------------
        TOTAL COMPREHENSIVE INCOME                                           37,957
CHANGE IN REDEMPTION VALUE OF COMMON
  STOCK HELD BY BENEFIT PLAN                   (11,627)          -          (11,627)
                                             ----------  ----------  ---------------
BALANCES AT DECEMBER 29, 1998                $ 445,770   $ (48,722)  $      409,036
                                             ==========  ==========  ===============

See  accompanying  notes  to  consolidated  financial  statements.

CLUBCORP,  INC.
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
Years Ended December 31, 1996 and 1997 and December 29, 1998 (Dollars in thousands)



                                                                                        1996        1997        1998
                                                                                     ----------  ----------  ----------
Cash flows from operations:
        Net income                                                                   $   5,565   $ 113,010   $  38,336
        Adjustments to reconcile net income to cash flows provided from operations:
                Depreciation and amortization                                           48,948      47,314      54,161
                Loss (gain) on divestitures                                              2,392      (4,729)      5,718
                Minority interest in net loss (income) of subsidiaries                    (542)        290           -
                Gain on disposal of financial services segment                               -     (25,146)          -
                Extraordinary item - loss (gain) on extinguishment of debt                (418)          -       1,810
                Equity in losses (earnings) of joint ventures                            2,084        (852)     (1,007)
                Amortization of discount on membership deposits                          5,029       5,777       6,559
                Deferred income taxes                                                    1,207     (44,045)      2,898
                Decrease in real estate held for sale                                   16,919      14,828       9,265
                Increase in membership and other receivables, net                       (7,986)     (3,033)     (9,271)
                Increase in accounts payable and accrued liabilities                     6,055       2,017       2,000
                Increase in deferred membership revenues                                 4,641       2,823       8,057
                Other                                                                    4,643      (1,223)     (5,012)
                Net change in operating assets of discontinued operations               17,067           -           -
                                                                                     ----------  ----------  ----------
                            Cash flows provided from operations                        105,604     107,031     113,514

Cash flows from investing activities:
        Additions to property and equipment                                            (47,982)    (58,768)   (100,035)
        Development of new facilities                                                   (4,306)     (5,775)    (19,120)
        Development of real estate ventures                                            (17,329)     (9,563)     (8,575)
        Acquisition of facilities                                                      (39,685)     (6,436)     (9,038)
        Investment in affiliates                                                          (747)     (6,123)    (21,930)
        Proceeds from disposition of subsidiaries and assets, net                        1,216      13,026      10,768
        Proceeds from disposal of financial services segment, net                            -      89,968           -
        Other                                                                            6,685       7,371       6,429
        Investing activities of discontinued operations                                305,772           -           -
                                                                                     ----------  ----------  ----------
                            Cash flows provided from (used by) investing activities    203,624      23,700    (141,501)

Cash flows from financing activities:
        Borrowings of long-term debt                                                    57,606      19,441     238,959
        Repayments of long-term debt                                                   (33,336)   (103,730)   (232,709)
        Membership deposits received, net                                                  350       1,744       3,820
        Treasury stock transactions, net                                                (4,102)     (5,568)     (6,929)
        Repayment of Federal Home Loan bank advances                                         -      (3,153)          -
        Dividend paid to minority shareholder of financial services segment                  -     (12,500)     (4,150)
        Financing activities of discontinued operations                               (324,834)          -           -
                                                                                     ----------  ----------  ----------
                            Cash flows used by financing activities                   (304,316)   (103,766)     (1,009)
                                                                                     ----------  ----------  ----------

Total net cash flows                                                                     4,912      26,965     (28,996)
                                                                                     ----------  ----------  ----------
Net cash flows from discontinued operations                                            (13,632)          -           -
                                                                                     ----------  ----------  ----------
Net cash flows from continuing operations                                               18,544      26,965     (28,996)
Cash and cash equivalents at beginning of period                                        55,910      74,454     101,419
                                                                                     ----------  ----------  ----------
Cash and cash equivalents at end of period                                           $  74,454   $ 101,419   $  72,423
                                                                                     ==========  ==========  ==========

See accompanying Notes 2, 3, 4, and 8 for supplemental disclosure of non-cash activities.
See  accompanying  notes  to  consolidated  financial  statements.

CLUBCORP,  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------
Consolidation
-------------
The Consolidated Financial Statements include the accounts of ClubCorp, Inc. (Parent) and its subsidiaries (collectively ClubCorp) except for certain subsidiaries of Franklin Federal Bancorp, a Federal Savings Bank (Franklin). On January 2, 1997, Franklin sold certain assets and transferred certain liabilities to Norwest Corporation. Thus, Franklin is classified as a discontinued operation (Note 2) and Franklin's loss from operations and cash flow activity are segregated in the accompanying financial statements. Unless otherwise indicated, all financial information in the Notes to the Consolidated Financial Statements excludes the discontinued operation.

Investments in affiliates are accounted for on the equity method. Under the equity method, original investments are recorded at cost and adjusted by ClubCorp's share of the undistributed earnings or losses of these affiliates (Note 4).

All  material  intercompany  balances  and  transactions  have  been eliminated.

No minority interest is recorded for minority stockholders of two city clubs, one golf club in development, one resort subsidiary and one real estate development subsidiary because of deficit capital positions and a joint venture partner's deficit capital position. The deficit capital position of the joint venture partner is included as a reduction of other liabilities. Minority stockholders' share of these entities' cumulative and 1998 losses which approximate $4,208,000 and $766,000, respectively, have been recognized by ClubCorp. Future earnings of these subsidiaries will be recognized by ClubCorp to the extent of minority interest losses previously absorbed.

Nature  of  operations
----------------------
ClubCorp, Inc. is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, has historically operated in two distinct business industries; hospitality and financial services. The financial services operations are presented as discontinued operations for financial reporting purposes (Note 2). ClubCorp's operations in the hospitality industry involve the operation of resorts, country club and golf facilities and city club through sole ownership, partial ownership (including joint venture interests) and management agreements.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Effective fiscal year-end 1998, ClubCorp adopted SFAS 131 (Note 10).

Fiscal  year
------------
Effective January 1, 1997, ClubCorp changed its fiscal year from a calendar year ending December 31 to a 52/53 week fiscal year ending on the last Wednesday of December. The hospitality subsidiaries were previously reported on a
52/53 week fiscal year with acquisitions, divestitures and other material transactions of the hospitality operations during the period from December 25, 1996 to December 31, 1996 recorded in these statements. The accounts of Franklin are included for all of the calendar year in 1996. Fiscal year 1997 is comprised of the 53 weeks ended December 31, 1997.

ClubCorp decided to modify its accounting periods effective in fiscal year 1998 from the fiscal year ending on the last Wednesday to the fiscal year ending on the last Tuesday of December. ClubCorp's 1998 fiscal year is comprised of the 52 weeks ended December 29, 1998.

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

Cash  and  cash  equivalents
----------------------------
ClubCorp's policy is to invest cash in excess of operating requirements in income producing investments. For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include cash on hand and interest-bearing deposits in financial institutions, substantially all of which have maturities of 180 days or less. Cash equivalents at December 31, 1997 and December 29, 1998 were approximately $53,041,000 and $30,488,000, respectively.

Impairment  of  long-lived  assets  and  intangible  assets
-----------------------------------------------------------
Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

ClubCorp assesses the recoverability of long-lived assets by determining whether the fixed asset balance plus any intangibles for each property can be recovered over its remaining life through undiscounted future operating cash flows. Fair value, for purposes of calculating impairment, is measured based on discounted future operating cash flows using a risk-adjusted discount rate.

Intangible  assets
------------------
Identifiable intangible assets represent primarily the excess cost over fair value of net assets of businesses acquired and public golf leasehold interests which are amortized using the straight-line method over 5 to 40 years.

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

Real  estate  held  for  sale
-----------------------------
Real estate held for sale consists primarily of land, land development costs and related amenities if they are to be left with the project upon completion. Costs are allocated to project components based on the specific identification method whenever possible. Otherwise, costs are allocated based on their relative sales value. At December 31, 1997 and December 29, 1998, real estate held for sale was $28,180,000 and $26,591,000, respectively, and is included in other non-current assets in the Consolidated Balance Sheet

Sales of real estate generally are accounted for under the full accrual method. Under that method, a gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. One real estate subsidiary has a project that is accounted for under the percentage-of-completion method since the subsidiary has obligations under sales contracts to provide improvements after the property is sold. Under the percentage-of-completion method, the gain on the sale is recognized as the related obligations are fulfilled.

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

Deferred  membership  dues
--------------------------
Deferred membership dues represent lifetime membership dues and prepaid dues. Lifetime membership dues are recognized as income using the straight-line method over 20 years, the estimated average life of a lifetime membership. Prepaid dues are recognized as income over the prepayment period.

Foreign  currency  translation
------------------------------
Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at year-end. All foreign income and expenses are translated at the weighted average exchange rates during the year.

Translation gains and losses are reported separately as a component of comprehensive income. Realized foreign currency transaction gains and losses are reflected in the statement of operations.

Treasury  stock
---------------
Purchases of treasury stock are recorded at the cost of the shares acquired. When treasury stock is subsequently issued, the difference between the cost of shares issued, using the average cost method, and the sales price is charged or credited to additional paid-in capital.

Stock-based  compensation
-------------------------
Stock-based compensation is accounted for using Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Under APB 25 if the exercise price of the options is greater than or equal to the market price at the date of grant, no compensation expense is recorded. Effective fiscal year-end 1996, ClubCorp adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-based Compensation" (Note 12).

Revenue  recognition
--------------------
Revenue from green fees, lodging, cart rentals, food and beverage sales and merchandise sales are generally recognized at the time of sale or when the service is provided.

Revenues from membership dues are generally billed monthly and recognized in the period earned. The monthly dues are expected to cover the cost of providing future membership services. Membership deposits represent advance initiation deposits paid by members and are refundable a fixed number of years (generally 30 years) after the date of acceptance as a member. The difference between the amount of the membership deposit and the present value of the obligation is deferred and recognized as revenue on a straight line basis over the average expected life of an active membership. Nonrefundable initiation fees and related incremental direct selling costs of membership initiation deposits and fees (primarily commissions) are recorded in the same manner. The membership deposit liability accretes over the refundable term using the interest method. The accretion is recorded to interest expense in the accompanying Consolidated
Statement  of  Operations.

At December 29, 1998, the amount of membership deposits contractually due and payable during the next 5 years is not significant.

Divestiture  of  subsidiaries
-----------------------------
Gain (loss) on divestitures includes gains and losses from the disposition of assets and subsidiaries. Subsidiaries are divested when management determines they will be unable to provide a positive contribution to cash flows from operations in future periods. Gains from divestitures are generally recognized in the period in which operations cease and losses are recognized when they become apparent.

Interest  rate  swap  agreements
--------------------------------
ClubCorp enters into interest rate swap agreements to limit exposure to fluctuations in interest rates related to long-term debt. ClubCorp accounts for these swap agreements by recording the net interest paid or received as an increase or reduction in interest expense.

Earnings  per  share
-------------------
Earnings per share is computed using the weighted average number of common shares outstanding of 85,601,163, 85,283,231 and 84,935,699 for basic and 85,854,088, 85,946,231 and 86,649,991 for diluted for 1996, 1997 and 1998, respectively. The weighted average shares outstanding used in the calculation of diluted earnings per share includes options to purchase common stock (Note
12).

Reclassifications
-----------------
Certain amounts previously reported have been reclassified to conform with the current year presentation.

Recent  pronouncements
----------------------
In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred. SOP 98-5 will be effective for ClubCorp in fiscal year 1999. Due to the nature of the operations, the effect of the implementation of SOP 98-5 will not have a significant impact on ClubCorp's Consolidated Statement of Operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized as either assets or liabilities on the balance sheet and such instruments be measured at their fair value. The Statement is effective for all quarters of years beginning after June 15, 1999. Based on
ClubCorp's current operations, the effect of implementation of this new statement is not expected to have a significant effect on ClubCorp's balance sheet or statement of operations. SFAS 133 will be reflected in ClubCorp's first quarter 2000 Consolidated Financial Statements.


NOTE  2.  DISCONTINUED  OPERATIONS
----------------------------------
On August 7, 1996, Franklin entered into an agreement to sell certain assets and transfer certain liabilities of Franklin to Norwest Corporation pending regulatory approval. The sale was consummated on January 2, 1997 for $89,968,000. ClubCorp's total cash investment in Franklin was $25,000,000. For the year ended December 31, 1997, ClubCorp's gain on the sale, net of income taxes and minority interest, was $25,146,000.

In January 1997, Franklin paid $62,500,000 in dividends to its shareholders. ClubCorp used a majority of its dividend to repay long-term debt.

The financial loss from discontinued operations is segregated in the accompanying financial statements, net of minority interest. The condensed statement of operations of the discontinued segment is as follows (dollars in thousands):


Statement of Operations
-----------------------

                           1996
                         ---------
Net interest income      $ 20,308
Other expenses             43,374
Income tax benefit          8,520
                         ---------
    Net loss              (14,546)
Minority interest          (2,909)
                         ---------
ClubCorp's interest      $(11,637)
                         =========

In 1996, in conjunction with the sale, Franklin's Board of Directors made a decision to sell fixed-rate mortgage-backed securities and use the funds to prepay the Federal Home Loan Bank (FHLB) advances. A write down of the portfolio was recognized due to the decision to sell the fixed-rate mortgage-backed securities and the decline in their value deemed other than temporary. Losses recognized as of December 31, 1996 on the sale of fixed-rate mortgage-backed securities and write down on the remaining securities to be sold totaled $21,500,000. The proceeds on the sale of these investments allowed Franklin to prepay a majority of the FHLB advances.


NOTE  3.  ACQUISITIONS
----------------------
During 1996, ClubCorp purchased substantially all the assets of three golf clubs, two country clubs and two resorts.

During 1997, ClubCorp purchased the stock of a golf club and substantially all the assets of a country club and a hotel. The hotel is an addition to an existing resort subsidiary of the Parent.

During 1998, ClubCorp purchased substantially all the assets of two country clubs.

These acquisitions were accounted for using the purchase method and, accordingly, the acquired assets and liabilities were recorded based on their estimated fair values at the dates of acquisition. A summary of the combined assets and liabilities on the acquisition dates is as follows (dollars in thousands):


                                     1996     1997     1998
                                   --------  -------  ------
Inventories and other assets       $ 1,227   $    39  $   72
Property and equipment              46,439     9,587   7,627
Excess of cost over net assets
  acquired, net                      7,754       732   1,530
Deposit on purchase                 (5,000)        -       -
                                   --------  -------  ------
        Total assets acquired      $50,420   $10,358  $9,229
                                   ========  =======  ======

Accounts payable and
  accrued liabilities              $   591   $ 1,003  $   80
Long-term debt                       8,310     2,919     111
Other liabilities                    1,834         -       -
                                   --------  -------  ------
        Total liabilities assumed  $10,735   $ 3,922  $  191
                                   ========  =======  ======

        Cash paid                  $39,685   $ 6,436  $9,038
                                   ========  =======  ======

The deposit on purchase is an advance payment made in 1995 on the purchase of a golf club. The purchase was finalized during 1996.

The following unaudited proforma financial information for ClubCorp assumes the acquisitions in 1997 and 1998 occurred at the beginning of their respective acquisition year and the preceding year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):


                              1997      1998
                            --------  --------
Operating revenues          $829,390  $852,501
                            ========  ========

Net income                  $112,860  $ 38,379
                            ========  ========

Diluted earnings per share  $   1.31  $    .44
                            ========  ========


NOTE  4.  INVESTMENTS  IN  AFFILIATES
-------------------------------------
During 1998, ClubCorp entered into a joint venture agreement to build and operate a country club. In addition, ClubCorp acquired common stock interests in two golf operating companies, ClubLink Corporation and PGA European Tour Courses, PLC.

ClubCorp's other investments in affiliates include joint ventures for the operation of four real estate developments, four country clubs, two golf clubs and two city clubs.

ClubCorp does not have operational or financial control over these entities; therefore, the entities are accounted for using the equity method and the investment balances are included in other non-current assets in the accompanying financial statements.

A summary of the significant financial information of affiliated companies accounted for on the equity method is as follows (dollars in thousands):



                                1997      1998
                               -------  --------
Cash                           $13,259     7,664
Property and equipment, net     47,287   281,712
Land held for resale             3,877       494
Other assets                    15,909    93,151
                               -------  --------
        Total assets           $80,332  $383,021
                               =======  ========

Long-term debt                 $19,879    57,102
Membership deposits              5,063     6,313
Other liabilities               30,551   102,117
Venturers' capital              24,839   217,489
                               -------  --------
        Total liabilities and
           venturers' capital  $80,332  $383,021
                               =======  ========

Operating revenues             $37,650  $ 95,867
Operating income               $ 4,067  $ 20,184
Net income                     $ 2,285  $ 11,596

ClubCorp's equity in:
    Venturers' capital         $14,117  $ 31,598
    Net income                 $   852  $  1,007


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

At December 31, 1997 and December 29, 1998, ClubCorp's estimate of fair value approximates the carrying value of its financial instruments except as noted below.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash  and  cash  equivalents
----------------------------
The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Long-term  debt
---------------
Fair values for fixed rate and other obligations are based on the discounted value of contractual cash flows using ClubCorp's incremental borrowing rates for similar types of debt arrangements. The fair value calculated at December 31, 1997 and December 29, 1998 approximates the carrying value. ClubCorp's fluctuating rate and capital lease obligations' carrying amounts approximate fair value.

Membership  deposits
--------------------
The estimated fair value of membership deposits was $137,294,000 and $169,656,000 at December 31, 1997 and December 29, 1998, respectively. The carrying value at December 31, 1997 and December 29, 1998 of membership deposits was $83,066,000 and $95,460,000, respectively. The fair value of membership deposits is estimated at the assumed purchase price for essentially risk free U.S. Treasury securities that would be required to extinguish future maturities of membership deposits in a manner similar to an in-substance defeasance. These assumptions are only used to estimate fair value; management has no intention to defease these obligations.

Interest  rate  swaps
---------------------
The estimated fair value of interest rate swaps was $(503,000) and $(2,888,000) at December 31, 1997 and December 29, 1998, respectively. The notional amounts were $14,747,000 and $139,539,000 at December 31, 1997 and December 29, 1998,
respectively. Fair value was based on quotes from a broker. The Company's interest rate swaps are not recorded in the accompanying Consolidated Balance Sheet.


NOTE  6.  PROPERTY  AND  EQUIPMENT
----------------------------------
Property and equipment consists of the following at year-end (dollars in thousands):


                                          1997        1998
                                       ----------  -----------
Land and land improvements             $ 298,571   $  318,865
Buildings and recreational facilities    280,692      295,081
Leasehold improvements                   102,866       96,781
Furniture and fixtures                    99,483       96,257
Machinery and equipment                  169,279      175,342
Construction in progress                  24,110       52,263
                                       ----------  -----------
                                         975,001    1,034,589
Accumulated depreciation
  and amortization                      (297,774)    (283,519)
                                       ----------  -----------
                                       $ 677,227   $  751,070
                                       ==========  ===========


NOTE  7.  CURRENT  LIABILITIES
------------------------------
Current liabilities consist of the following at year-end (dollars in thousands):


                                             1997      1998
                                           --------  --------
Accounts payable                           $ 27,527  $ 24,139
Accrued compensation
  and employee benefits                      18,689    22,546
Other accrued liabilities                    11,780    12,141
                                           --------  --------
        Accounts payable
          and accrued liabilities            57,996    58,826

Long-term debt - current portion             74,621    18,633

Deferred membership revenue                  31,440    39,746
Other deferred revenue                       20,772    33,993
Property taxes payable                       11,070    11,561
Other current liabilities                    16,713    11,827
                                           --------  --------
        Other liabilities                    79,995    97,127
                                           --------  --------

                Total current liabilities  $212,612  $174,586
                                           ========  ========


NOTE  8.  LONG-TERM  DEBT  AND  LEASES
--------------------------------------
Long-term borrowings are summarized below with weighted average interest rates of 8.4% and 6.6% at year-end 1997 and 1998, respectively, and the range of maturity dates for debt outstanding at December 29, 1998 in parentheses (dollars in thousands):


                                         1997      1998
                                       --------  --------
Notes payable to
  financial institutions:
        Fixed rate (2000-2017)         $ 64,077  $ 26,736
        Fluctuating rate (1999-2010)    128,501   195,153
Notes payable to
  developers and landlords:
        Fixed rate (1999-2013)            8,857     2,818
Capital lease obligations (1999-2043)    15,972    24,431
Other obligations (1999-2010)            38,450    25,412
                                       --------  --------
                                        255,857   274,550
Less current portion                     74,621    18,633
                                       --------  --------
                                       $181,236  $255,917
                                       ========  ========

Certain real and personal property and equipment of Parent's subsidiaries are pledged as collateral on their long-term debt.

On May 27, 1998, Parent finalized a five-year $300,000,000 unsecured revolving credit facility agreement with a group of banks. The obligations under this facility are guaranteed by certain of its subsidiaries. The interest rate is determined using a LIBOR-based pricing matrix as defined in the agreement. As of December 29, 1998, Parent has used this facility to refinance approximately $174,944,000 in existing debt and related accrued interest of its subsidiaries. In conjunction with this refinancing, unamortized loan costs and discounts on long-term debt totaling $1,810,000 are shown in the accompanying Consolidated
Statement of Operations as an extraordinary item - loss on extinguishment of debt. As of December 29, 1998, the amount outstanding under this agreement, including letters of credit of $14,681,000, is $204,910,000 at an interest rate of LIBOR plus 0.625%.

The amounts of long-term debt maturing in each of the four years subsequent to 1999 are as follows (dollars in thousands):


Year
----
2000  $ 32,935
2001    12,882
2002    10,897
2003   192,947

The provisions of certain subsidiary lending and lease agreements limit the amount of dividends that may be paid to Parent. Under the most restrictive of these limitations, at December 29, 1998, approximately $110,000,000 of retained earnings was available for the declaration of dividends to Parent.

The amount of cash paid for interest in 1996, 1997 and 1998 was approximately $26,000,000, $24,700,000 and $21,400,000, respectively.

ClubCorp has entered into interest rate swap agreements with a total notional amount of approximately $140,000,000. Under these agreements which mature from 2000 to 2003, ClubCorp will receive interest at the 30 to 90 day LIBOR rate and pay interest at rates ranging from 5.25% to 7.865%.

ClubCorp leases operating facilities under agreements ranging from 1 to 44 years. These agreements normally provide for minimum rentals plus executory costs. In some cases, ClubCorp must pay contingent rent generally based on a percentage of gross receipts or positive cash flow as defined in the lease agreements. Future minimum lease payments required at December 29, 1998 under operating leases for buildings and recreational facilities with initial noncancelable lease terms in excess of one year are as follows (dollars in thousands):


Year
----
1999                   $ 23,618
2000                     22,750
2001                     22,445
2002                     20,876
2003                     19,903
Thereafter              100,856
                       --------
Total future minimum
    payments required  $210,448
                       ========

Total facility rental expense (including contingent rent) during 1996, 1997 and 1998 was $35,816,000, $32,018,000 and $30,868,000, respectively. Contingent rent during  1996,  1997  and  1998  was  $7,565,000,  $6,750,000  and  $5,931,000,
respectively.


NOTE  9.  OTHER  LIABILITIES
----------------------------
Other  liabilities  consist of the following at year-end (dollars in thousands):


                               1997      1998
                             --------  --------
Deferred membership revenue  $ 82,672  $ 89,902
Insurance reserves             15,867    14,160
Other                          10,954     5,818
                             --------  --------
    Total other liabilities  $109,493  $109,880
                             ========  ========


NOTE  10.  SEGMENT  REPORTING
-----------------------------
ClubCorp operations are organized into three principal business segments according to the type of facility or service provided: Country club and golf facilities, City clubs and Resorts.

Management has determined that the operations of these three segments have similar economic characteristics and meet the criteria which permit the operations to be aggregated into these reportable segments. Management of ClubCorp relies primarily on operating income generated from its properties within the three reportable segments for purposes of making decisions about allocating resources and assessing segment performance.

The primary sources of revenue for all segments are membership revenue and food and beverage sales. Additionally, country club and golf facilities and resorts have significant golf operations revenue and resorts have significant lodging revenue.

Country club and golf facilities operations consist of domestic private country clubs, semi-private golf clubs and public golf facilities. Private country clubs provide at least one 18-hole golf course and various other recreational amenities that are open only to members and their guests. Semi-private golf clubs provide both private and public golf play and usually offer fewer other recreational amenities. Public golf facilities are open to the public and generally provide the same services as semi-private golf clubs.

City club operations consist of domestic city clubs, city/athletic clubs and athletic clubs. City clubs provide a setting for dining, business or social entertainment that is available only to members and their guests. Athletic clubs provide a variety of recreational facilities available only to members and their guests. City/athletic clubs provide a combination of the amenities available at city clubs and athletic clubs and are available only to members and their guests.

Resorts offer a wide variety of amenities including golf courses, lodging and conference facilities, dining areas and other recreational facilities. Resorts are open to the public and offer optional membership.

Other operations consist of international and real estate businesses. International operations include golf and city clubs located outside the United States. The primary sources of operating revenues are consistent with those of domestic golf and city clubs. Real estate operations are comprised of residential real estate development and sales, primarily in areas adjacent to golf facilities. Operating revenues are provided almost entirely from real estate sales.

Acquisitions and development of new facilities consist of the fair value of property and equipment for acquisitions at the date of purchase (Note 3) and cash paid for property and equipment related to the development of new facilities.

Additions to property and equipment consist of capital replacements and improvements at existing clubs.

Total assets of Corporate services and eliminations for 1996 include the assets of Franklin.

Financial information for the segments is as follows (dollars in thousands):


                                                                                   1996         1997         1998
                                                                                -----------  -----------  -----------
Operating revenues:
    Country club and golf facilities                                            $  326,586   $  355,381   $  375,100
    City clubs                                                                     249,689      249,470      255,524
    Resorts                                                                        148,393      168,099      172,624
    Other operations                                                                31,535       38,610       29,707
                                                                                -----------  -----------  -----------
        Total operating revenues for reportable segments                           756,203      811,560      832,955
    Corporate services and eliminations                                             14,974       16,037       18,381
                                                                                -----------  -----------  -----------
        Consolidated operating revenues                                            771,177      827,597      851,336
                                                                                ===========  ===========  ===========

Depreciation and amortization:
    Country club and golf facilities                                                28,649       26,838       29,152
    City clubs                                                                       8,417        7,992       10,966
    Resorts                                                                          8,192        9,628        9,675
    Other operations                                                                 1,135        1,219        1,552
                                                                                -----------  -----------  -----------
        Total depreciation and amortization for reportable segments                 46,393       45,677       51,345
    Corporate services and eliminations                                              2,555        1,637        2,816
                                                                                -----------  -----------  -----------
        Consolidated depreciation and amortization                                  48,948       47,314       54,161
                                                                                ===========  ===========  ===========

Operating income:
    Country club and golf facilities                                                36,740       53,169       57,315
    City clubs                                                                      16,623       19,550       24,173
    Resorts                                                                         12,686       11,484       16,789
    Other operations                                                                (1,664)       3,080       (6,704)
                                                                                -----------  -----------  -----------
        Total operating income for reportable segments                              64,385       87,283       91,573
    Corporate services and eliminations                                            (17,244)     (21,839)     (24,752)
                                                                                -----------  -----------  -----------
        Consolidated operating income                                               47,141       65,444       66,821
                                                                                ===========  ===========  ===========

Acquisitions and development of new facilities:
    Country club and golf facilities                                                22,099        4,096       19,688
    City clubs                                                                           -          172        2,552
    Resorts                                                                         21,824        3,529            -
    Other operations                                                                 6,822        7,565        4,507
                                                                                -----------  -----------  -----------
        Acquisitions and development of new facilities for reportable segments      50,745       15,362       26,747
                                                                                ===========  ===========  ===========

Additions to property and equipment:
    Country club and golf facilities                                                26,003       36,860       36,767
    City clubs                                                                       8,602       10,585       13,515
    Resorts                                                                         15,448       16,210       38,338
    Other operations                                                                   604        1,879           78
                                                                                -----------  -----------  -----------
        Additions to property and equipment for reportable segments                 50,657       65,534       88,698
    Corporate services and eliminations                                              2,005        3,602       27,656
                                                                                -----------  -----------  -----------
        Consolidated additions to property and equipment                            52,662       69,136      116,354
                                                                                ===========  ===========  ===========

Total assets:
    Country club and golf facilities                                               554,528      591,148      647,435
    City clubs                                                                     182,434      183,942      187,589
    Resorts                                                                        187,297      168,353      203,424
    Other operations                                                               101,294      125,427      152,399
                                                                                -----------  -----------  -----------
        Total assets for reportable segments                                     1,025,553    1,068,870    1,190,847
    Corporate services and eliminations                                            529,044      (40,196)     (80,689)
                                                                                -----------  -----------  -----------
        Consolidated total assets                                               $1,554,597   $1,028,674   $1,110,158
                                                                                ===========  ===========  ===========


NOTE  11.  INTERNATIONAL  OPERATIONS
------------------------------------
ClubCorp's international operations consist of the following (dollars in thousands):


                        1996      1997      1998
                      --------  --------  --------
Identifiable assets   $24,743   $35,668   $59,251
                      ========  ========  ========

Operating revenues    $ 8,987   $13,017   $15,977
                      ========  ========  ========

Loss from continuing
  operations before
  income taxes        $(3,965)  $(5,580)  $(6,783)
                      ========  ========  ========

Net loss              $(3,735)  $(5,878)  $(6,845)
                      ========  ========  ========

International operations are included in the other category for segment reporting (Note 10) except for one resort property which is included in the Resorts segment.


NOTE  12.  BENEFIT  PLANS
-------------------------
ClubCorp maintains a qualified contributory profit sharing plan (the "Plan") covering substantially all eligible employees of its various domestic subsidiaries that elect to participate. The profit sharing plan allows participants to contribute a maximum of 6% of their annual compensation. Participant contributions are matched by the participating subsidiary ranging from 20% of the participant's contributions to 50% based on improvements in the value of ClubCorp's common stock. The matching contribution vests over time.

All of the assets of the Plan are invested in ClubCorp common stock, except for temporary investments of cash. Since ClubCorp's common stock is not publicly traded, ClubCorp has granted the trustees of the Plan the right to require ClubCorp to purchase ClubCorp common stock held by the Plan (3,775,673 and 3,932,459 shares at December 31, 1997 and December 29, 1998, respectively) at the current appraised value ($14.21 and $16.60 at December 31, 1997 and December 29, 1998, respectively) as necessary in order to meet the requirements of the Employee Retirement Income Security Act and the Plan. Accordingly, the redemption value of ClubCorp's common stock held by the Plan has been reclassified out of stockholders' equity in the accompanying Consolidated Balance Sheet and changes in the redemption value are charged to retained earnings. This redemption right has never been exercised by the trustees, and management does not believe that the trustees have any intention to exercise the redemption right in the foreseeable future.

The Plan was amended and restated into an employee stock ownership plan effective as of January 1, 1999, known as the ClubCorp Employee Stock Ownership Plan (the "Amended Plan"). Eligible employees continue to have the opportunity to invest 1% to 6% of their pretax compensation, subject to certain limitations. The participating subsidiaries' matching contributions and vesting schedule remained the same.

Funds that were in the Plan before January 1, 1999, remain in the Amended Plan. Generally, contributions to the Amended Plan will be invested in ClubCorp stock. Participants may elect to diversify a portion of their account assets upon meeting certain age and participation requirements. In addition, upon termination, retirement or permanent disability, a participant or beneficiary may demand distribution of ClubCorp common stock in lieu of cash.

ClubCorp maintains a second qualified contributory profit sharing plan for all eligible employees of certain domestic subsidiaries. Assets in the Amended Plan may be transferred to this plan which allows participants to invest their contributions among five investment fund options.

The ClubCorp, Inc. Executive Stock Option Plan was adopted August 31, 1995. Under the plan, 4,000,000 options to purchase shares of common stock may be granted to key management personnel at a price not less than fair market value at the date of grant. The options fully vest 120 days prior to their expiration date. The plan provides for accelerated vesting, not to exceed 10% per year, if the employee maintains a certain performance level as defined in the plan. Employees are required to maintain a minimum ownership level of company stock holdings, as set forth in the plan, to sell stock acquired from exercised options. In January 1996, 190,000 options were granted at $10.01 per share with an expiration date of December 31, 2006. In January 1997, 150,000 options were granted at $12.04 per share with an expiration date of December 31, 2007. No options were granted under this plan in 1998.

The ClubCorp, Inc. Omnibus Stock Plan was adopted to be effective February 1998. The Omnibus Stock Plan provides for granting to key employee partners options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting will be determined at the time of the grant and will generally be three to five years. In fiscal year 1998, 1,860,000 options were granted at a weighted average of $14.30 per share with a five year vesting and a ten year expiration date. None of these options are currently exercisable.

ClubCorp applies APB 25 in accounting for the option plans; therefore, no compensation expense has been recognized for the options. In accordance with the requirements of SFAS 123, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions for the 1996, 1997 and 1998 grants: risk-free interest rates of 5.6%, 5.8% and 5.5%, respectively, an expected volatility of 25%, an expected life of 10 years and zero dividend yield. A summary of the status of the options outstanding as of fiscal year-end 1996, 1997 and 1998 and changes during the fiscal years are as follows:


                                               Average
                                              Exercise
                                    Shares      Price
                                  ----------  ---------
Outstanding at December 31, 1995  2,945,000   $   10.14
Granted                             190,000       10.01
Forfeited                          (125,000)      10.14
                                  ----------
Outstanding at December 31, 1996  3,010,000       10.13

Granted                             150,000       12.04
Forfeited                           (50,000)      10.14
                                  ----------
Outstanding at December 31, 1997  3,110,000       10.22

GRANTED                           1,860,000       14.30
FORFEITED                          (406,500)      10.14
EXERCISED                           (49,500)      10.14
                                  ----------
OUTSTANDING AT DECEMBER 29, 1998  4,514,000       11.87
                                  ==========


                              1996      1997      1998
                            --------  --------  --------
Options exercisable
   at year end:
    Number of options        282,000   573,000   761,000
    Weighted average
       exercise price       $  10.14  $  10.14  $  10.17
Fair value of options
   granted during the year  $   5.05  $   6.14  $   7.21

If compensation cost for the option plans had been determined based on the fair value at the grant dates for the options consistent with the method of SFAS 123, ClubCorp's net income and net income per share would have been reduced to the following pro forma amounts (dollars in thousands, except per share amounts):


                        1996     1997     1998
                       ------  --------  -------
Net income             $4,033  $111,399  $36,805

Net income per share
    assuming dilution  $  .05  $   1.30  $   .42


NOTE  13.  COMMITMENTS  AND  CONTINGENCIES
------------------------------------------
ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes ClubCorp has meritorious defenses to these matters and that any potential liability arising from resolution of these matters will not materially affect ClubCorp's Consolidated Financial Statements.


NOTE  14.  INTEREST  AND  INVESTMENT  INCOME
--------------------------------------------
Interest and investment income consists of the following (dollars in thousands):


                    1996     1997      1998
                   -------  -------  --------
Interest income    $ 6,815  $9,663   $ 8,118
Investment income    3,392       -     4,101
Other                  885     (20)     (127)
                   -------  -------  --------
                   $11,092  $9,643   $12,092
                   =======  =======  ========


NOTE  15.  INCOME  TAXES
------------------------
Income from continuing operations before income taxes, minority interest and extraordinary item consists of the following (dollars in thousands):


            1996      1997      1998
          --------  --------  --------
Domestic  $20,500   $50,710   $53,493
Foreign    (1,677)   (3,820)   (8,174)
          --------  --------  --------
          $18,823   $46,890   $45,319
          ========  ========  ========

The income tax (provision) benefit consists of the following (dollars in thousands):


                1996      1997      1998
              --------  --------  --------
Federal
    Current   $    95   $  (674)  $  (228)
    Deferred   (1,207)   44,045    (2,898)
              --------  --------  --------
               (1,112)   43,371    (3,126)
State          (1,469)   (2,107)   (2,047)
              --------  --------  --------
              $(2,581)  $41,264   $(5,173)
              ========  ========  ========

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and actual income tax provision as reflected in the accompanying Consolidated Statement of Operations are as follows (dollars in thousands):


                              1996      1997       1998
                            --------  ---------  ---------
Expected Federal income
    tax provision           $(6,588)  $(16,412)  $(15,862)
Effect of consolidated
    operations and income
    taxes of foreign and
    other entities not
    consolidated for
    Federal tax purposes     (2,544)    (3,508)    (2,664)
State taxes, net
    of Federal benefit         (955)    (1,370)    (1,331)
Change in valuation
    allowance allocated to
    income tax expense       10,725     66,566     14,233
Other, net                   (3,219)    (4,012)       451
                            --------  ---------  ---------
                            $(2,581)  $ 41,264   $ (5,173)
                            ========  =========  =========

Based on ClubCorp's historical pretax earnings, adjusted for significant nonrecurring items such as gains (losses) on divestitures, management believes it is more likely than not ClubCorp will realize the benefit of the deferred tax assets, net of the valuation allowance, existing at December 29, 1998. ClubCorp has experienced a trend of increasing taxable income from its continuing operations and, accordingly, has increased estimates of future taxable income. Based on these estimates, ClubCorp decreased its valuation allowance by $14,233,000 for the year ended December 29, 1998. ClubCorp's Federal income tax returns for 1991 and 1992 were examined by the Internal Revenue Service. In connection with this audit, ClubCorp reduced its regular tax operating losses and valuation allowance by $45,013,000, 8.1% of year-end 1997 regular tax operating losses. The assumptions used to estimate the realizability of the deferred tax assets are subjective in nature and involve uncertainties and matters with significant judgment. There can be no assurance that ClubCorp will generate any specific level of continuing earnings.

ClubCorp has approximately $4,000,000 of tax credits available to offset regular taxes payable which expire in varying amounts from 1999 to 2003.

ClubCorp's net operating loss carryforwards at December 29, 1998, after current year utilization of net operating loss carryforwards, were approximately $485,898,000 and $70,915,000 for regular tax and alternative minimum tax, respectively. These regular tax and alternative minimum tax net operating loss carryforwards are available to offset future taxable income and will expire from 2004 to 2010 and 2007 to 2010, respectively.

ClubCorp's Federal income tax returns for 1993 and 1994 are under examination by the Internal Revenue Service. Because many types of transactions are susceptible to varying interpretations under Federal income tax laws and regulations, the net operating loss carryforwards and net deferred tax asset reported in the Consolidated Financial Statements could change at a later date upon final determination by the taxing authorities. Management believes ClubCorp will prevail on any significant interpretation issues.

The components of the deferred tax assets and deferred tax liabilities at December 31, 1997 and December 29, 1998 are as follows (dollars in thousands):

                                               1997      1998
                                             --------  --------
Deferred tax assets:
    Regular tax operating
      loss carryforwards                     $194,632  $170,064
    Other                                      15,129    14,058
                                             --------  --------
            Total gross deferred tax assets   209,761   184,122

Valuation allowance                            48,880    18,892
                                             --------  --------
                                              160,881   165,230
Deferred tax liabilities:
    Property and equipment                     15,634    20,244
    Discounts on membership
      deposits and acquired notes             104,140   106,592
    Other                                      17,406    17,591
                                             --------  --------
            Total gross deferred
               tax liabilities                137,180   144,427
                                             --------  --------

            Net deferred tax asset           $ 23,701  $ 20,803
                                             ========  ========


NOTE  16.  SELECTED  QUARTERLY  FINANCIAL  DATA,  (UNAUDITED)
-------------------------------------------------------------
Operations for the first three quarters consist of 12 weeks each and the fourth quarter includes 17 weeks in 1997 and 16 weeks in 1998.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized is follows (dollars in thousands, except per share data):



                                                                QUARTERS
                                               ----------------------------------------
                                                 FIRST      SECOND    THIRD     FOURTH
                                               ----------  --------  --------  --------
Fiscal Year 1997
----------------
Operating revenues                             $ 157,086   $197,572  $192,084  $280,855
Income (loss) from continuing operations          (4,693)    23,052     2,144    67,361
Income from discontinued operations,
   net of income taxes                            25,146          -         -         -
                                               ----------  --------  --------  --------
Net income                                     $  20,453   $ 23,052  $  2,144  $ 67,361
                                               ==========  ========  ========  ========

Basic earnings per share:
    Income (loss) from continuing operations   $    (.05)  $    .27  $    .03  $    .78
    Discontinued operations                          .29          -         -         -
                                               ----------  --------  --------  --------
    Net income                                 $     .24   $    .27  $    .03  $    .78
                                               ==========  ========  ========  ========

Diluted earnings per share:
    Income (loss) from continuing operations   $    (.05)  $    .27  $    .03  $    .77
    Discontinued operations                          .29          -         -         -
                                               ----------  --------  --------  --------
    Net income                                 $     .24   $    .27  $    .03  $    .77
                                               ==========  ========  ========  ========

FISCAL YEAR 1998
----------------
OPERATING REVENUES                             $ 171,848   $211,496  $196,831  $271,161
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE EXTRAORDINARY ITEM             (662)    12,980     2,128    25,066
                                               ----------  --------  --------  --------
NET INCOME (LOSS)                              $    (662)  $ 11,804  $  2,128  $ 25,066
                                               ==========  ========  ========  ========

BASIC EARNINGS PER SHARE:
    INCOME (LOSS) FROM CONTINUING
       OPERATIONS BEFORE EXTRAORDINARY ITEM    $    (.01)  $    .15  $    .03  $    .29
                                               ----------  --------  --------  --------
    NET INCOME (LOSS)                          $    (.01)  $    .14  $    .03  $    .29
                                               ==========  ========  ========  ========

DILUTED EARNINGS PER SHARE:
    INCOME (LOSS) FROM CONTINUING
       OPERATIONS BEFORE EXTRAORDINARY ITEM    $    (.01)  $    .15  $    .03  $    .28
                                               ----------  --------  --------  --------
    NET INCOME (LOSS)                          $    (.01)  $    .14  $    .03  $    .28
                                               ==========  ========  ========  ========

ClubCorp recorded significant tax adjustments in the fourth quarter of 1997 and 1998 (Note 15).


NOTE  17.  SUBSEQUENT  EVENTS
-----------------------------
On January 26, 1999, ClubCorp entered into a definitive agreement to acquire approximately 16% of the outstanding common stock of ClubLink Corporation of Ontario, Canada, for approximately $22,200,000. This acquisition and expected participation in a planned rights offering by ClubLink will bring ClubCorp's total investment to approximately 25%. In addition, in a stock purchase agreement, ClubCorp intends to acquire, for approximately $15,000,000, a 50% interest in ClubLink's U.S. golf holdings, which include GolfSouth LLC and the Links Group Inc.

On February 11, 1999, ClubCorp joined with American Golf Corporation (AGC) to acquire the Cobblestone Golf Group from The Meditrust Companies, in a stock purchase agreement, for a total purchase price of approximately $393,000,000. The transaction is expected to close in the second quarter of 1999. Upon closing of the transaction, ClubCorp and AGC will divide the Cobblestone portfolio of 45 premier golf facilities. Through this transaction, ClubCorp will acquire 22 golf facilities for approximately $210,000,000.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The  Board  of  Directors
ClubCorp,  Inc.:

Under date of February 26, 1999, we reported on the consolidated balance sheet of ClubCorp, Inc. and subsidiaries, formerly Club Corporation International, as of December 31, 1997 and December 29, 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 29, 1998, which are included in the annual report on Form 10-K for the fiscal year ended December 29, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG  LLP



Dallas,  Texas
February  26,  1999

CLUBCORP,  INC.
Schedule  II  -  Valuation  and  Qualifying  Accounts



                                                    ADDITIONS
                                                  -------------
                                    BALANCE AT       CHARGED       CHARGED                            BALANCE AT
                                   BEGINNING OF     TO COSTS      TO OTHER                              END OF
DESCRIPTION                           PERIOD      AND EXPENSES    ACCOUNTS         DEDUCTIONS           PERIOD
                                   -------------  -------------  -----------       -----------       ------------
Year Ended December 31, 1996:
  Allowance for Doubtful Accounts  $   3,648,816  $   2,985,125  $         0       $ 2,734,278  (A)  $  3,899,663
  Tax Valuation Allowance            126,171,000              0            0        10,725,000  (B)   115,446,000

Year Ended December 31, 1997:
  Allowance for Doubtful Accounts  $   3,899,663  $   3,602,747  $         0       $   999,175  (A)  $  6,503,235
  Tax Valuation Allowance            115,446,000              0   66,566,000  (B)            0         48,880,000

Year Ended December 29, 1998:
  Allowance for Doubtful Accounts  $   6,503,235  $   3,459,832  $         0       $ 6,030,162  (A)  $  3,932,905
  Tax Valuation Allowance             48,880,000              0   14,233,000  (B)   15,755,000  (B)    18,892,000



(A)  Accounts  receivable  charged  off.
(B) Utilization and disallowance of net operating loss carryforwards or decrease in tax valuation allowance due to change in estimates of future taxable income.