Form 10-Q
period 1999-03-23
CLUB CORP INTERNATIONAL
filed 1999-05-06
CIK 929455

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                               __________________

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 23,1999


       Commission file numbers 33-89818, 33-96568, 333-08041 and 333-57107


                                 CLUBCORP, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                75-2626719
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

The number of shares of the Registrant's Common Stock outstanding as of March 23, 1999 was 85,242,342.

                                 CLUBCORP, INC.

                                      INDEX


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Independent Accountants' Review Report
         Consolidated Balance Sheet
         Consolidated Statement of Operations
         Consolidated Statement of Stockholders' Equity and Comprehensive Income Consolidated Statement of Cash Flows
         Condensed Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K



                          PART I. FINANCIAL INFORMATION



ITEM  1.  FINANCIAL  STATEMENTS



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------



The  Board  of  Directors
ClubCorp,  Inc.



We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of March 23, 1999 and March 25, 1998 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the twelve weeks ended March 23, 1999 and March 25, 1998. These consolidated financial statements are the responsibility of ClubCorp's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ClubCorp as of December 29, 1998 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 26, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 29, 1998 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                           KPMG  LLP




Dallas,  Texas
April  30,  1999

CLUBCORP, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share amounts)
(Unaudited)




                                                         March 25,    December 29,    MARCH 23,
                    Assets                                 1998           1998          1999
                    ------                              -----------  --------------  -----------
Current assets:
        Cash and cash equivalents                       $  128,665   $      72,423   $   52,255
        Membership and other receivables, net               59,288          84,915       71,068
        Inventories                                         16,415          18,082       20,961
        Other assets                                        13,786          17,587       17,011
                                                        -----------  --------------  -----------
                Total current assets                       218,154         193,007      161,295

Property and equipment, net                                690,937         751,070      777,073
Other assets                                               142,242         166,081      214,619
                                                        -----------  --------------  -----------
                                                        $1,051,333   $   1,110,158   $1,152,987
                                                        ===========  ==============  ===========

      Liabilities and Stockholders' Equity
      -------------------------------------

Current liabilities:
        Accounts payable and accrued liabilities        $   48,389   $      58,826   $   45,911
        Long-term debt - current portion                    96,294          18,633       36,086
        Other liabilities                                   90,782          97,127      118,185
                                                        -----------  --------------  -----------
                Total current liabilities                  235,465         174,586      200,182

Long-term debt                                             180,351         255,917      269,604
Other liabilities                                          108,517         109,880      103,898
Membership deposits                                         85,525          95,460       97,640

Redemption value of common stock held by benefit plan       54,521          65,279       65,751

Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares
   authorized, 90,219,408 issued, 85,003,839
   outstanding at March 25, 1998, 84,629,809
   outstanding at December 29, 1998 and 85,242,342
   outstanding at March 23, 1999                               902             902          902
Additional paid-in capital                                  10,607          11,205       15,943
Accumulated other comprehensive income (loss)                  130            (119)        (460)
Retained earnings                                          417,530         445,770      442,916
Treasury stock                                             (42,215)        (48,722)     (43,389)
                                                        -----------  --------------  -----------
                Total stockholders' equity                 386,954         409,036      415,912
                                                        $1,051,333   $   1,110,158   $1,152,987
                                                        ===========  ==============  ===========


See accompanying condensed notes to consolidated financial statements.

CLUBCORP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)




                                                                           Twelve Weeks Ended
                                                                        ------------------------
                                                                         March 25,    MARCH 23,
                                                                           1998         1999
                                                                        -----------  -----------
Operating revenues                                                      $  171,848   $  181,471
Operating costs and expenses                                               153,199      162,779
Selling, general and administrative expenses                                13,746       15,951
                                                                        -----------  -----------

Operating income                                                             4,903        2,741

Gain on divestitures and sales of assets                                       346          289
Interest and investment income                                               2,149        1,932
Interest expense                                                            (7,495)      (7,153)
                                                                        -----------  -----------

Loss from operations before income tax provision and minority interest         (97)      (2,191)

Income tax provision                                                          (294)        (191)

Minority interest                                                             (271)           -
                                                                        -----------  -----------

Net loss                                                                $     (662)  $   (2,382)
                                                                        ===========  ===========



Basic and diluted loss per share                                        $     (.01)  $     (.03)
                                                                        ===========  ===========


See accompanying condensed notes to consolidated financial statements.

CLUBCORP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME Twelve Weeks Ended March 25, 1998 and March 23, 1999
(Dollars in thousands, except share amounts)
(Unaudited)



                                                  Common stock (100,000,000 shares
                                                authorized, par value $.01 per share)
                                             -------------------------------------------
                                                                                                         Accumulated
                                                          Treasury                        Additional        Other
                                               Shares      Stock       Shares      Par      Paid-in     Comprehensive    Retained
                                               Issued      Shares    Outstanding  Value     Capital     Income (Loss)    Earnings
                                             ----------  ----------  -----------  ------  -----------  ---------------  ----------
Balances at December 31, 1997                90,219,408  5,215,569    85,003,839  $  902  $    10,607  $          260   $ 419,061
Comprehensive loss:
    Net loss                                          -          -             -       -            -               -        (662)
    Foreign currency translation adjustment           -          -             -       -            -            (130)          -

        Total comprehensive loss
Change in redemption value of common
  stock held by benefit plan                          -          -             -       -            -               -        (869)
                                             ----------  ----------  -----------  ------  -----------  ---------------  ----------
Balances at March 25, 1998                   90,219,408  5,215,569    85,003,839  $  902  $    10,607  $          130   $ 417,530
                                             ==========  ==========  ===========  ======  ===========  ===============  ==========

Balances at December 29, 1998                90,219,408  5,589,599    84,629,809     902       11,205            (119)    445,770
STOCK ISSUED IN CONNECTION WITH:
    ACQUISITION                                       -   (597,533)      597,533       -        4,717               -           -
    EXERCISE OF STOCK OPTIONS                         -    (15,000)       15,000       -           21               -           -
COMPREHENSIVE LOSS:
    NET LOSS                                          -          -             -       -            -               -      (2,382)
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT           -          -             -       -            -            (341)          -

        TOTAL COMPREHENSIVE LOSS
CHANGE IN REDEMPTION VALUE OF COMMON
  STOCK HELD BY BENEFIT PLAN                          -          -             -       -            -               -        (472)
                                             ----------  ----------  -----------  ------  -----------  ---------------  ----------
BALANCES AT MARCH 23, 1999                   90,219,408  4,977,066    85,242,342  $  902  $    15,943  $         (460)  $ 442,916
                                             ==========  ==========  ===========  ======  ===========  ===============  ==========



                                                              Total
                                              Treasury    Stockholders'
                                               Stock         Equity
                                             ----------  ---------------
Balances at December 31, 1997                $ (42,215)  $      388,615
Comprehensive loss:
    Net loss                                         -             (662)
    Foreign currency translation adjustment          -             (130)
                                                         ---------------
        Total comprehensive loss                                   (792)
Change in redemption value of common
  stock held by benefit plan                         -             (869)
                                             ----------  ---------------
Balances at March 25, 1998                   $ (42,215)  $      386,954
                                             ==========  ===============

Balances at December 29, 1998                  (48,722)  $      409,036
STOCK ISSUED IN CONNECTION WITH:
    ACQUISITION                                  5,202            9,919
    EXERCISE OF STOCK OPTIONS                      131              152
COMPREHENSIVE LOSS:
    NET LOSS                                         -           (2,382)
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT          -             (341)
                                                         ---------------
        TOTAL COMPREHENSIVE LOSS                                 (2,723)
CHANGE IN REDEMPTION VALUE OF COMMON
  STOCK HELD BY BENEFIT PLAN                         -             (472)
                                             ----------  ---------------
BALANCES AT MARCH 23, 1999                   $ (43,389)  $      415,912
                                             ==========  ===============


See accompanying condensed notes to consolidated financial statements.

CLUBCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)


                                                                                      Twelve Weeks Ended
                                                                                   ------------------------
                                                                                    March 25,    MARCH 23,
                                                                                      1998         1999
                                                                                   -----------  -----------
Cash flows from operations:
        Net loss                                                                   $     (662)  $   (2,382)
        Adjustments to reconcile net loss to cash flows provided from operations:
                Depreciation and amortization                                          11,921       13,508
                Gain on divestitures and sales of assets                                 (346)        (289)
                Minority interest in net income of subsidiaries                           271            -
                Equity in earnings of affiliates                                          (17)        (643)
                Amortization of discount on membership deposits                         1,573        1,799
                Decrease in real estate held for sale                                   2,449          268
                Decrease in membership and other receivables, net                      12,384       14,159
                Decrease in accounts payable and accrued liabilities                   (9,238)     (12,904)
                Net change in deferred membership revenues                              3,631       (1,142)
                Other                                                                   6,318        9,089
                                                                                   -----------  -----------
                            Cash flows provided from operations                        28,284       21,463

Cash flows from investing activities:
        Additions to property and equipment                                           (18,611)     (26,130)
        Development of new facilities                                                    (905)        (914)
        Development of real estate ventures                                            (1,168)        (736)
        Acquisition of facilities                                                      (3,037)     (22,210)
        Investment in affiliates                                                            -      (23,002)
        Other                                                                           2,670        5,273
                                                                                   -----------  -----------
                            Cash flows used by investing activities                   (21,051)     (67,719)

Cash flows from financing activities:
        Borrowings of long-term debt                                                   44,441       33,167
        Repayments of long-term debt                                                  (25,003)      (7,463)
        Membership deposits received, net                                                 575          232
        Treasury stock transactions, net                                                    -          152
                                                                                   -----------  -----------
                            Cash flows provided from financing activities              20,013       26,088
                                                                                   -----------  -----------

Total net cash flows                                                                   27,246      (20,168)
                                                                                   -----------  -----------
Cash and cash equivalents at beginning of period                                      101,419       72,423
                                                                                   -----------  -----------
Cash and cash equivalents at end of period                                         $  128,665   $   52,255
                                                                                   ===========  ===========


See accompanying condensed notes to consolidated financial statements.

CLUBCORP,  INC.
Condensed  Notes  to  Consolidated  Financial  Statements


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------
Consolidation
-------------
The Consolidated Financial Statements include the accounts of ClubCorp, Inc. (Parent) and its subsidiaries (collectively ClubCorp). All material intercompany balances and transactions have been eliminated.

Interim  presentation
---------------------
The accompanying Consolidated Financial Statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted from the accompanying statements. ClubCorp's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements and notes thereto of ClubCorp for the year ended December 29, 1998 which were a part of ClubCorp's Form 10-K.

In the opinion of ClubCorp management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of March 25, 1998 and March 23, 1999 and the consolidated results of operations and cash flows for the twelve weeks ended March 25, 1998 and March 23, 1999, respectively. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

Earnings  per  share
--------------------
Earnings per share is computed using the weighted average number of shares outstanding of 85,423,641 and 85,142,753 for basic for the twelve weeks ended March 25, 1998 and March 23, 1999, respectively. The potential common stock equivalents for options to purchase common stock of 866,478 shares for the twelve weeks ended March 25, 1998 and 1,484,707 shares for the twelve weeks ended March 23, 1999 are antidilutive due to the net losses for the quarters.

Recent  pronouncements
----------------------
Effective fiscal year 1999, ClubCorp implemented the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred. Due to the nature of the operations, the effect of the implementation of SOP 98-5 did not have a significant impact on ClubCorp's Consolidated Statement of Operations.

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


NOTE  2.  SEGMENT  REPORTING
----------------------------
ClubCorp operations are organized into three principal business segments according to the type of facility or service provided: Country club and golf facilities, Business and sports facilities (formerly City clubs) and Resorts. Financial information for the segments is as follows (dollars in thousands):


                                            Twelve Weeks Ended
                                         ------------------------
                                          March 25,    MARCH 23,
                                            1998         1999
                                         -----------  -----------
Operating revenues:
    Country club and golf facilities     $   73,247   $   82,355
    Business and sports facilities           57,289       58,441
    Resorts                                  27,509       33,228
                                         -----------  -----------
        Total operating revenues
            for reportable segments         158,045      174,024
    Other operations                          7,695        3,303
    Corporate services and eliminations       6,108        4,144
                                         -----------  -----------
        Consolidated operating revenues     171,848      181,471
                                         ===========  ===========

Operating income:
    Country club and golf facilities          8,342       11,968
    Business and sports facilities            2,384        3,166
    Resorts                                  (3,907)      (2,867)
                                         -----------  -----------
        Total operating income
            for reportable segments           6,819       12,267
    Other operations                          1,719       (1,233)
    Corporate services and eliminations      (3,635)      (8,293)
                                         -----------  -----------
        Consolidated operating income    $    4,903   $    2,741
                                         ===========  ===========


NOTE  3.  COMMITMENTS  AND  CONTINGENCIES
-----------------------------------------
ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes ClubCorp has meritorious defenses to these matters and that any potential liability from these matters would not reasonably be expected to materially affect ClubCorp's Consolidated Financial Statements.


NOTE  4.  SUBSEQUENT  EVENTS
----------------------------
On March 31, 1999, ClubCorp, along with American Golf Corporation ("AGC") and National Golf Operating Partnership, L.P. ("NGP"), consummated the purchase of Meditrust Golf Group, Inc., Meditrust Golf Group II, Inc. and The Cobblestone Golf Companies, Inc., in a stock purchase agreement, for a total purchase price of approximately $391,000,000. ClubCorp and AGC completed the acquisition through a two member LLC formed for the sole purpose of acquiring the properties. Upon the closing of the purchase, substantially all of the assets and liabilities that were acquired were divided between certain subsidiaries of ClubCorp and NGP and transferred out of the LLC. Three facilities remain in the LLC of which two will be acquired by ClubCorp and one will be acquired by NGP. ClubCorp purchased 23 premier golf facilities, including two remaining in the LLC, for approximately $207,000,000. The acquisition was financed with a $200,000,000 credit agreement guaranteed by certain subsidiaries of ClubCorp, Inc. In the Consolidated Statement of Cash Flows, deposits for the acquisition of approximately $21,200,000 are included as cash paid for the acquisition of facilities.

On April 7, 1999, ClubCorp through its participation in a rights offering by ClubLink Corporation of Ontario, Canada (ClubLink), increased its equity investment in ClubLink to approximately 24.99% of ClubLink's outstanding common stock. ClubCorp invested approximately $10,300,000 in the ClubLink rights offering. In addition, pursuant to a stock purchase agreement, ClubCorp intends to acquire, for approximately $15,000,000, a 50% interest in ClubLink's U.S. golf holdings, which include loans to or investments in, GolfSouth LLC and the Links Group, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     ClubCorp, Inc. ("ClubCorp" or the "Company") is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns, operates and/or manages country clubs, business clubs, sports clubs, resorts, certain related real estate, golf clubs, and public golf courses through sole ownership, partial ownership (including joint venture interests) and management agreements. The Company's primary sources of revenue include membership dues, fees, and deposits, food and beverage sales, revenues from golf operations and lodging facilities. The Company also receives management fees with respect to facilities that it manages for third parties.

     The earliest predecessor corporation of ClubCorp was organized in 1957 under the name Country Clubs, Inc. All historical references herein to ClubCorp include Country Clubs, Inc. and its successor corporations. For purposes of this document, unless the context indicates otherwise, references to the "Company" include ClubCorp and its subsidiaries. However, each of ClubCorp and its subsidiaries is careful to maintain its separate legal existence, and general references to the Company should not be interpreted in any way to reduce the legal distinctions between the subsidiaries or between ClubCorp and its subsidiaries.

     The following discussion of the Company's financial condition and results of operations for the 12 weeks ended March 23, 1999 and March 25, 1998 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 29, 1998, as filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

12 WEEKS ENDED MARCH 23, 1999 COMPARED TO 12 WEEKS ENDED MARCH 25, 1998

Consolidated Operations

     Operating revenues increased 5.6% to $181.5 million for the 12 weeks ended March 23, 1999 from $171.8 million for the 12 weeks ended March 25, 1998 due primarily to higher occupancy rates at resorts and volume increases at mature country clubs and golf facilities. These increases in revenues were offset by decreases in sales of real estate held for sale for the 12 week period. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased 9.6% to $170.0 million for the 12 weeks ended March 23, 1999 from $155.1 million for the 12 weeks ended March 25, 1998.

     Operating costs and expenses, consisting of direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased 6.3%, to $162.8 million for the 12 weeks ended March 23, 1999 from $153.2 million for the 12 weeks ended March 25, 1998, principally reflecting increases at mature country clubs and golf facilities and resorts related to the increases in revenues at these facilities.

     Selling, general and administrative expenses increased 16.8% to $16.0 million for the 12 weeks ended March 23, 1999 from $13.7 million for the 12 weeks ended March 25, 1998 primarily due to planned increases in expenses for information systems staffing, the company-wide upgrade of technology, and other administrative costs.


SEGMENT AND OTHER INFORMATION

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resort segment for the 12 week periods ended March 25, 1998 and March 23, 1999 (dollars in thousands):


                                     Mature Resorts       Total Resorts
                                  -------------------  -----------------
                                    1998      1999       1998      1999
                                  --------  ---------  --------  ---------
Number of facilities                    5          5         7          5
    Operating revenues            $26,187   $ 33,228   $27,509   $ 33,228
    Operating costs and expenses   29,986     36,095    31,416     36,095
                                  --------  ---------  --------  ---------
    Segment operating income      $(3,799)  $ (2,867)  $(3,907)  $ (2,867)
                                  ========  =========  ========  =========

     Operating revenues from mature resorts increased 26.9% due to an increase of 11.1 percentage points in the occupancy rate, primarily at Homestead and Pinehurst, and a 5.2% increase in the average daily room rate per occupied room. Pinehurst continued to experience significant increases in operating revenues which the Company believes are attributable to its hosting of the 1999 U.S. Open in June of this year.

Country Club and Golf Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facility segment for the 12 week periods ended March 25, 1998 and March 23, 1999 (dollars in thousands):


                                      Mature Country         Total Country
                                         Club and               Club and
                                      Golf Facilities        Golf Facilities
                                  ----------------------  --------------------
                                    1998        1999       1998       1999
                                  ---------  -----------  -------  -----------
Number of facilities                    103          103      108          112
    Operating revenues            $  73,175  $    80,276  $73,247  $    82,355
    Operating costs and expenses     64,599       68,790   64,905       70,387
                                  ---------  -----------  -------  -----------
    Segment operating income      $   8,576  $    11,486  $ 8,342  $    11,968
                                  =========  ===========  =======  ===========

     Operating revenues from total country club and golf facilities increased 12.4% due primarily to an increase in revenues at mature facilities. Operating revenues from mature country club and golf facilities increased 9.7% for the 12 weeks ended March 23, 1999 from the 12 weeks ended March 25, 1998 due to increases in golf operations revenue and membership revenue. The golf operations revenue increase is primarily merchandise sales from pro shops the Company purchased during 1998 at mature facilities.


Business & Sports Facilities (formerly City Clubs)

     The following table presents certain summary financial data and other operating data for the Company's business and sports facility segment for the 12 week periods ended March 25, 1998 and March 23, 1999 (dollars in thousands):


                                    Mature Business &    Total Business &
                                    Sports Facilities    Sports Facilities
                                  --------------------  --------------------
                                   1998       1999       1998       1999
                                  -------  -----------  -------  -----------
Number of facilities                   89           89       93           94
    Operating revenues            $55,674  $    56,542  $57,289  $    58,441
    Operating costs and expenses   52,469       53,490   54,905       55,275
                                  -------  -----------  -------  -----------
    Segment operating income      $ 3,205  $     3,052  $ 2,384  $     3,166
                                  =======  ===========  =======  ===========

               Operating income from total business and sports facilities increased 32.8% from March 25, 1998 to March 23, 1999 primarily due to a decrease in start-up and pre-opening expenses at development facilities and divestitures of under performing facilities during 1998.


Other Operations

     Realty operating revenues decreased $5.1 million from $6.3 million for the 12 weeks of 1998 to $1.2 million for the 12 weeks of 1999, due primarily to decreases in sales of land held for resale in Colorado and California. The decrease in sales resulted in a $2.3 million decrease in operating income for the 12 weeks ended March 23,1999.


SEASONALITY OF DEMAND; FLUCTUATIONS IN QUARTERLY RESULTS

     The Company's quarterly results fluctuate as a result of a number of factors. Usage of the Company's country club and golf facilities and resorts declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. The Company's business facilities generate a disproportionately greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. As a result of these factors, the Company usually generates a disproportionate share of its revenues in the second, third, and fourth quarters of each year and has lower revenues in the first quarter. The timing of purchases, sales, or leases of facilities also have caused and may cause the Company's results of operations to vary significantly in otherwise comparable periods. In addition, the Company's results can be affected by non-seasonal and severe weather patterns.


LIQUIDITY AND CAPITAL RESOURCES

     Historically,  the  Company  has  financed  its  operations  and  capital expenditures primarily through cash flows from operations and long-term debt. The Company distinguishes capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities and investments in joint ventures. Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 3.8% to 7.1% of operating revenues during the last three years. Capital expansions are discretionary expenditures which create new amenities or enhance existing amenities at facilities. Development of the Company's new facilities and planned expansions at existing properties are expected to require capital expenditures of approximately $77.0 and $61.8 million, respectively, over the next two years to be financed with external financing of ClubCorp, Inc. and cash flows from operations

     As is more fully described in the Company's Form 10-K for the fiscal year ended December 29, 1998, the Company has committed to provide updated technology to all of its facilities. Completion of the technology upgrade, including conversion of the existing software, is expected to require approximately $6.0 to $12.0 million in additional expenditures, of which $4.0 to $9.0 million will be capitalized. The Company expects to fund these additional expenditures through cash flows from operations and capital leases with a bank over a four to five year period.

     On March 31, 1999, ClubCorp, along with American Golf Corporation ("AGC") and National Golf Partnership, L.P. ("NGP"), consummated the purchase of Meditrust Golf Group, Inc., Meditrust Golf Group II, Inc. and The Cobblestone Golf Companies, Inc. pursuant to a stock purchase agreement for an aggregate of $391.0 million. ClubCorp and AGC completed the acquisition through a two member LLC formed for the sole purpose of acquiring the properties. Upon the closing of the purchase, substantially all of the assets and liabilities that were acquired by the special purpose LLC were divided between certain subsidiaries of ClubCorp and NGP and transferred out of the special purpose LLC. Remaining in the LLC are two facilities to be acquired by ClubCorp and one facility to be acquired by NGP. These facilities are expected to be transferred out of the LLC upon resolution of certain tax and legal issues. ClubCorp purchased 23 premier golf facilities, including the two remaining in the LLC, located in Texas, Georgia, Florida, California and North Carolina, for approximately $207.0 million. ClubCorp financed this acquisition with a $200.0 million five-year credit agreement. Certain of its subsidiaries guarantee ClubCorp's obligations under the credit agreement.

     On April 7, 1999, ClubCorp through its participation in a planned rights offering by ClubLink Corporation of Ontario, Canada, ("ClubLink"), increased its equity investment in ClubLink stock to approximately 24.99% of ClubLink's outstanding common stock. ClubCorp invested approximately $10.3 million in the ClubLink rights offering. In addition, ClubCorp intends to acquire a 50% interest in ClubLink's U.S. golf holdings, which include loans to or investments in, GolfSouth LLC and the Links Group Inc. encompassing 33 golf courses located primarily in the eastern United States. This purchase is expected to require approximately $15.0 million to be funded through cash flows from operations and external financing of ClubCorp, Inc.


YEAR 2000 READINESS DISCLOSURE

     As is more fully described in the Company's Form 10-K for the fiscal year ended December 29, 1998, the Company is modifying or replacing significant portions of its software as well as hardware to enable operations beyond December 31, 1999. In the current year, the Company has incurred costs of $0.7 million for the Year 2000 project in addition to the costs of upgrading the current software. See "Liquidity and Capital Resources". Management's assessment of the risks associated with the Year 2000, estimates of the costs involved and timeframes for the completion of this project are unchanged from that described in the 1998 Form 10-K. For a complete description of the Company's Year 2000 readiness plans, see the Form 10-K for the fiscal year ended December 29, 1998.


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

     Enhanced enrollment and retention of members and increased utilization of existing facilities by members and guests are core components of the Company's organic growth strategy. Management believes that providing its members and guests with high quality, personalized service will increase demand for ClubCorp's services. The Company seeks to achieve a high level of member satisfaction by creating and executing business plans for each facility. The Company provides incentives to club and resort managers to exceed business plan goals by linking their compensation to member and guest satisfaction as well as the financial performance of the facility. The Company's success depends on its ability to attract and retain members at its clubs and maintain or increase usage of its facilities. The Company has experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of its facilities during its operating history. Although management devotes substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond the Company's control and there can be no assurance that the Company will be able to maintain or increase membership or facility usage. Significant periods where attrition rates exceed enrollment rates, or where facilities' usage is below historical levels would have a material adverse effect on the Company's business, operating results, and financial condition


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to interest rate changes and foreign currency fluctuations. The interest rate exposure is due to the senior revolving credit facility used to maintain liquidity and fund capital replacements and discretionary capital expenditures. The Company uses financial instruments, principally swaps, to manage its interest rate exposure primarily from borrowings under its revolving credit facility. We have no material changes to the disclosure made in our report on Form 10-K for the fiscal year ended December 29, 1998 on this matter.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - Not applicable
Item 2.  Changes in Securities and Use of Proceeds - Not applicable
Item 3.  Defaults Upon Senior Securities - Not applicable
Item 4.  Submission of Matters to a Vote of  Security Holders - Not applicable
Item 5.  Other Information - Not applicable
Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
              10.1 -  $200,000,000 Credit Agreement Among ClubCorp, Inc. and Certain Lenders and Co-Agents dated
                      March 29, 1999.
              15.1 -  Letter from KPMG LLP regarding unaudited interim financial statements.
              24.1 -  Power of Attorney
              27.1 -  Financial Data Schedule
         (b)  Reports on Form 8-K
         The Company filed Form 8-K, dated January 26, 1999, which included press releases announcing that the
         Company had entered into definitive agreements with respect to the transactions referred to in Note 4 to the
         Condensed Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ClubCorp,  Inc.

Date:  May 6, 1999                    By:  /s/James P. McCoy, Jr.
       -----------                         --------------------------
                                           James P. McCoy, Jr.
                                           Chief Financial Officer
                                           (chief accounting officer)