Form 10-Q
period 1999-06-15
CLUBCORP INC
filed 1999-07-30
CIK 929455

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                               __________________

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 15, 1999


       Commission file numbers 33-89818, 33-96568, 333-08041 and 333-57107


                                 CLUBCORP, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                75-2778488
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

The number of shares of the Registrant's Common Stock outstanding as of July 13, 1999 was 85,118,543.

                                 CLUBCORP, INC.

                                      INDEX


Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Independent Accountants' Review Report
          Consolidated Balance Sheet
          Consolidated Statement of Operations3
          Consolidated Statement of Stockholders'
             Equity and Comprehensive Income
          Consolidated Statement of Cash Flows
          Condensed Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------



The Board of Directors
ClubCorp, Inc.



We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of June 15, 1999 and June 17, 1998 and the related consolidated statements of operations for the twelve weeks and twenty four weeks ended June 15, 1999 and June 17, 1998 and stockholders' equity and comprehensive income and cash flows for the twenty four weeks ended June 15, 1999 and June 17, 1998. These consolidated financial statements are the responsibility of ClubCorp's management.

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




Dallas, Texas
July 23, 1999

CLUBCORP, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share amounts)
(Unaudited)



                                                         June 17,     December 29,    JUNE 15,
                     Assets                                1998           1998          1999
                     ------                             -----------  --------------  -----------
Current assets:
        Cash and cash equivalents                       $   81,863   $      72,423   $   53,482
        Membership and other receivables, net               80,677          84,915      100,093
        Inventories                                         17,609          18,082       28,997
        Other assets                                        13,032          17,587       17,435
                                                        -----------  --------------  -----------
                Total current assets                       193,181         193,007      200,007

Property and equipment, net                                706,213         751,070    1,034,685
Other assets                                               153,492         166,081      204,159
                                                        -----------  --------------  -----------
                                                        $1,052,886   $   1,110,158   $1,438,851
                                                        ===========  ==============  ===========

      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:
        Accounts payable and accrued liabilities        $   50,193   $      58,826   $   64,729
        Long-term debt - current portion                    16,467          18,633      492,264
        Other liabilities                                   98,113          97,127      127,684
                                                        -----------  --------------  -----------
                Total current liabilities                  164,773         174,586      684,677

Long-term debt                                             240,794         255,917       61,470
Other liabilities                                          106,365         109,880      113,010
Membership deposits                                         88,328          95,460       97,193

Redemption value of common stock held by benefit plan       56,786          65,279       66,655

Stockholders' equity:
Common stock, $.01 par value, 250,000,000 shares
   authorized, 90,219,408 issued, 84,975,103
   outstanding at June 17, 1998, 84,629,809
   outstanding at December 29, 1998 and 85,128,410
   outstanding at June 15, 1999                                902             902          902
Additional paid-in capital                                  10,987          11,205       15,943
Accumulated other comprehensive income (loss)                  (94)           (119)         500
Retained earnings                                          427,069         445,770      443,795
Treasury stock                                             (43,024)        (48,722)     (45,294)
                                                        -----------  --------------  -----------
                Total stockholders' equity                 395,840         409,036      415,846
                                                        -----------  --------------  -----------
                                                        $1,052,886   $   1,110,158   $1,438,851
                                                        ===========  ==============  ===========

See accompanying condensed notes to consolidated financial statements.

CLUBCORP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)


                                                              12 Weeks Ended          24 Weeks Ended
                                                          ----------------------  ----------------------
                                                           June 17,    JUNE 15,    June 17,    JUNE 15,
                                                             1998        1999        1998        1999
                                                          ----------  ----------  ----------  ----------
Operating revenues                                        $ 211,496   $ 253,638   $ 383,344   $ 435,109
Operating costs and expenses                                164,816     209,545     318,015     372,324
Selling, general and administrative expenses                 16,582      20,180      30,328      36,131
Impairment loss from assets to be held and used                   -      13,483           -      13,483
                                                          ----------  ----------  ----------  ----------

Operating income                                             30,098      10,430      35,001      13,171

Gain (loss) on divestitures and sales of assets              (2,408)      2,650      (2,062)      2,939
Interest and investment income                                1,837       1,130       3,986       3,062
Interest expense                                             (7,376)     (9,997)    (14,871)    (17,150)
                                                          ----------  ----------  ----------  ----------

Income from operations before income tax
   provision, minority interest and extraordinary item       22,151       4,213      22,054       2,022

Income tax provision                                         (8,728)     (2,430)     (9,022)     (2,621)

Minority interest                                              (443)          -        (714)          -
                                                          ----------  ----------  ----------  ----------

Income (loss) from operations before extraordinary item      12,980       1,783      12,318        (599)

Extraordinary item - loss on extinguishment of debt,
   net of income taxes of $634                               (1,176)          -      (1,176)          -
                                                          ----------  ----------  ----------  ----------

Net income (loss)                                         $  11,804   $   1,783   $  11,142   $    (599)
                                                          ==========  ==========  ==========  ==========


Basic and diluted earnings per share:
Income (loss) from operations before extraordinary item   $     .15   $     .02   $     .14   $    (.01)
Extraordinary item - loss on extinguishment of debt            (.01)          -        (.01)          -
                                                          ----------  ----------  ----------  ----------
Net income (loss)                                         $     .14   $     .02   $     .13   $    (.01)
                                                          ==========  ==========  ==========  ==========

See accompanying condensed notes to consolidated financial statements.

CLUBCORP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME Twenty Four Weeks Ended June 17, 1998 and June 15, 1999
(Dollars in thousands, except share amounts)
(Unaudited)



                                                  Common stock (250,000,000 shares
                                                authorized, par value $.01 per share)
                                             --------------------------------------------
                                                                                                          Accumulated
                                                          Treasury                         Additional        Other
                                               Shares      Stock        Shares      Par      Paid-in     Comprehensive
                                               Issued      Shares    Outstanding   Value     Capital     Income (Loss)
                                             ----------  ----------  ------------  ------  -----------  ---------------
Balances at December 31, 1997                90,219,408  5,215,569    85,003,839   $  902  $    10,607  $          260
Purchase of treasury stock                            -     90,885       (90,885)       -            -               -
Stock issued in connection with bonus plans           -    (62,149)       62,149        -          380               -
Comprehensive income:
    Net income                                        -          -             -        -            -               -
    Foreign currency translation adjustment           -          -             -        -            -            (354)

        Total comprehensive income
Change in redemption value of common
  stock held by benefit plan                          -          -             -        -            -               -
                                             ----------  ----------  ------------  ------  -----------  ---------------
Balances at June 17, 1998                    90,219,408  5,244,305    84,975,103   $  902  $    10,987  $          (94)
                                             ==========  ==========  ============  ======  ===========  ===============

Balances at December 29, 1998                90,219,408  5,589,599    84,629,809   $  902  $    11,205  $         (119)
PURCHASE OF TREASURY STOCK                            -    113,932      (113,932)       -            -               -
STOCK ISSUED IN CONNECTION WITH:
    ACQUISITION                                       -   (597,533)      597,533        -        4,717               -
    EXERCISE OF STOCK OPTIONS                         -    (15,000)       15,000        -           21               -
COMPREHENSIVE INCOME:
    NET LOSS                                          -          -             -        -            -               -
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT           -          -             -        -            -             619

        TOTAL COMPREHENSIVE INCOME
CHANGE IN REDEMPTION VALUE OF COMMON
  STOCK HELD BY BENEFIT PLAN                          -          -             -        -            -               -
                                             ----------  ----------  ------------  ------  -----------  ---------------
BALANCES AT JUNE 15, 1999                    90,219,408  5,090,998    85,128,410   $  902  $    15,943  $          500
                                             ==========  ==========  ============  ======  ===========  ===============



                                                                          Total
                                              Retained    Treasury    Stockholders'
                                              Earnings     Stock         Equity
                                             ----------  ----------  ---------------
Balances at December 31, 1997                $ 419,061   $ (42,215)  $      388,615
Purchase of treasury stock                           -      (1,312)          (1,312)
Stock issued in connection with bonus plans          -         503              883
Comprehensive income:
    Net income                                  11,142           -           11,142
    Foreign currency translation adjustment          -           -             (354)
                                                                     ---------------
        Total comprehensive income                                           10,788
Change in redemption value of common
  stock held by benefit plan                    (3,134)          -           (3,134)
                                             ----------  ----------  ---------------
Balances at June 17, 1998                    $ 427,069   $ (43,024)  $      395,840
                                             ==========  ==========  ===============

Balances at December 29, 1998                $ 445,770   $ (48,722)  $      409,036
PURCHASE OF TREASURY STOCK                           -      (1,905)          (1,905)
STOCK ISSUED IN CONNECTION WITH:
    ACQUISITION                                      -       5,202            9,919
    EXERCISE OF STOCK OPTIONS                        -         131              152
COMPREHENSIVE INCOME:
    NET LOSS                                      (599)          -             (599)
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT          -           -              619
                                                                     ---------------
        TOTAL COMPREHENSIVE INCOME                                               20
CHANGE IN REDEMPTION VALUE OF COMMON
  STOCK HELD BY BENEFIT PLAN                    (1,376)          -           (1,376)
                                             ----------  ----------  ---------------
BALANCES AT JUNE 15, 1999                    $ 443,795   $ (45,294)  $      415,846
                                             ==========  ==========  ===============

See accompanying condensed notes to consolidated financial statements.

CLUBCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)



                                                                                                24 Weeks Ended
                                                                                            ----------------------
                                                                                             June 17,    JUNE 15,
                                                                                               1998        1999
                                                                                            ----------  ----------
Cash flows from operations:
        Net income (loss)                                                                   $  11,142   $    (599)
        Adjustments to reconcile net income (loss) to cash flows provided from operations:
                Depreciation and amortization                                                  24,367      29,897
                Impairment loss from assets to be held and used                                     -      13,483
                (Gain) loss on divestitures and sales of assets                                 2,062      (2,939)
                Minority interest in net income of subsidiaries                                   714           -
                Extraordinary item - loss on extinguishment of debt                             1,810           -
                Equity in (earnings) losses of affiliates                                         188      (1,046)
                Amortization of discount on membership deposits                                 3,175       3,586
                Deferred income taxes                                                           7,310       1,607
                Decrease in real estate held for sale                                           4,590       2,465
                Increase in membership and other receivables, net                              (9,527)    (17,497)
                Increase (decrease) in accounts payable and accrued liabilities                (3,659)      6,283
                Net change in deferred membership revenues                                      9,963       9,776
                Other                                                                           1,600       6,314
                                                                                            ----------  ----------
                            Cash flows provided from operations                                53,735      51,330

Cash flows from investing activities:
        Additions to property and equipment                                                   (35,907)    (60,658)
        Development of new facilities                                                          (5,708)     (7,680)
        Development of real estate ventures                                                    (6,919)     (2,804)
        Acquisition of facilities                                                              (9,038)   (226,986)
        Investment in affiliates                                                              (15,687)    (35,886)
        Proceeds from disposition of subsidiaries and assets, net                               4,697       2,921
        Other                                                                                     484         343
                                                                                            ----------  ----------
                            Cash flows used by investing activities                           (68,078)   (330,750)

Cash flows from financing activities:
        Borrowings of long-term debt                                                          221,535     273,117
        Repayments of long-term debt                                                         (222,469)    (14,122)
        Membership deposits received, net                                                       1,210       3,237
        Treasury stock transactions, net                                                       (1,312)     (1,753)
        Dividend paid to minority shareholder of financial services segment                    (4,177)          -
                                                                                            ----------  ----------
                            Cash flows provided from (used by) financing activities            (5,213)    260,479
                                                                                            ----------  ----------

Total net cash flows                                                                          (19,556)    (18,941)
                                                                                            ----------  ----------
Cash and cash equivalents at beginning of period                                              101,419      72,423
                                                                                            ----------  ----------
Cash and cash equivalents at end of period                                                  $  81,863   $  53,482
                                                                                            ==========  ==========

See accompanying condensed notes to consolidated financial statements.

CLUBCORP, INC.
Condensed Notes to Consolidated Financial Statements


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Consolidation
-------------
The Consolidated Financial Statements include the accounts of ClubCorp, Inc. (Parent) and its subsidiaries (collectively ClubCorp). All material intercompany balances and transactions have been eliminated.

Interim presentation
--------------------
The accompanying Consolidated Financial Statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted from the accompanying statements. ClubCorp's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of ClubCorp for the year ended December 29, 1998 which were a part of ClubCorp's Form 10-K.

In the opinion of ClubCorp management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of June 17, 1998 and June 15, 1999 and the consolidated results of operations and cash flows for the twelve weeks and twenty four weeks ended June 17, 1998 and June 15, 1999, respectively. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities. Operations for the first three quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

Impairment of long-lived assets
-------------------------------
Long-lived assets used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

As a result of current and historical operating losses, ClubCorp evaluated the recoverability of the long-lived assets at a resort and recorded an impairment loss for the 12 weeks ended June 15, 1999. ClubCorp assessed the recoverability of these long-lived assets by determining whether the fixed asset balance could be recovered over its remaining life through estimated future cash flows. Fair value, for purposes of calculating impairment, was measured based on discounted estimated future cash flows using a risk-adjusted discount rate. Impaired assets identified were property and equipment including land improvements and buildings.

Earnings per share
------------------
Earnings per share for the twelve weeks ended June 17, 1998 and June 15, 1999 are computed using the weighted average number of shares outstanding of 85,005,398 and 85,137,904 for basic and 86,100,933 and 86,503,474 for diluted, respectively. For the twenty four weeks ended June 17, 1998 and June 15, 1999, earnings per share are computed using the weighted average number of shares outstanding of 85,035,693 and 85,190,123 for basic and 86,461,292 and 86,632,856 for diluted, respectively. The weighted average shares outstanding used in the calculation of diluted earnings per share includes the effect of options to purchase common stock.

Comprehensive income
--------------------
Total other comprehensive income consisted of foreign currency translation adjustments of $(224,000) and $960,000 for the twelve weeks ended June 17, 1998 and June 15, 1999 and $(354,000) and $619,000 for the twenty four weeks ended June 17, 1998 and June 15, 1999, respectively. Total comprehensive income was $11,580,000 and $2,743,000 for the twelve weeks ended June 17, 1998 and June 15, 1999 and $10,788,000 and $20,000 for the twenty four weeks ended June 17, 1998 and June 15, 1999, respectively.

Recent pronouncements
---------------------
Effective fiscal year 1999, ClubCorp implemented the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred. Due to the nature of the operations, the effect of the implementation of SOP 98-5 did not have a significant impact on ClubCorp's Consolidated Statement of Operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". It requires that all derivatives be recognized as either assets or liabilities on the balance sheet and such instruments be measured at their fair value. The Statement is effective for all quarters of years beginning after June 15, 2000. Based on ClubCorp's current operations, the effect of implementation of this new statement is not expected to have a significant effect on ClubCorp's balance sheet or statement of operations. SFAS 133 will be reflected in ClubCorp's first quarter 2001 Consolidated Financial Statements.

Reclassifications
-----------------
Certain amounts previously reported have been reclassified to conform with the current period presentation.


NOTE 2.  NONCOMPLIANCE OF DEBT COVENANT
---------------------------------------
The $300,000,000 and $200,000,000 credit facilities each contain an identical covenant that fixes a maximum leverage ratio allowable at the end of each quarter based on a debt to cash flow measure as defined in the agreements. At June 15, 1999, ClubCorp exceeded the maximum leverage ratio allowable by this covenant. The lenders under each credit facility have waived compliance with this covenant for the 12 weeks ended June 15, 1999. However, because ClubCorp's management does not believe it is probable that they will be in compliance with this covenant at the end of the next quarter, all $455,900,000 of the debt outstanding under these facilities is classified as current in the accompanying Consolidated Balance Sheet. ClubCorp's noncompliance with this covenant is attributable to increased discretionary spending, including capital expenditures at existing facilities and acquisitions. ClubCorp is currently negotiating a comprehensive restructuring of its bank financing arrangements with the lead lenders under its existing credit agreements. ClubCorp expects that this restructuring will permit increased leverage and provide increased borrowing capacity. ClubCorp expects this restructuring to be complete in late September 1999.


NOTE 3.  ACQUISITIONS
---------------------
ClubCorp's acquisitions in 1998 and 1999 were accounted for using the purchase method and, accordingly, the acquired assets and liabilities were recorded based on their estimated fair values at the dates of acquisition.

During the first six periods of 1998, ClubCorp purchased substantially all the assets of one country club and one golf club.

During the first six periods of 1999, ClubCorp purchased substantially all the assets of 25 golf facilities, including 22 from The Cobblestone Golf Group (Note
4). The 25 facilities include ten country clubs, 13 golf clubs and two public golf courses.

The following unaudited proforma financial information assumes the acquisitions occurred at the beginning of their acquisition year and the preceding year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):


                            June 17,    JUNE 15,
                              1998        1999
                            ---------  ----------
Operating revenues          $ 420,832  $ 449,429
                            =========  ==========

Net income (loss)           $  11,266  $  (2,530)
                            =========  ==========

Diluted earnings per share  $     .13  $    (.03)
                            =========  ==========


NOTE 4.  SIGNIFICANT TRANSACTIONS
---------------------------------
On March 31, 1999, ClubCorp, along with American Golf Corporation ("AGC") and National Golf Operating Partnership, L.P. ("NGP"), consummated the purchase of Meditrust Golf Group, Inc., Meditrust Golf Group II, Inc. and the Cobblestone Golf Companies, Inc., known collectively as The Cobblestone Golf Group, pursuant to a stock purchase agreement, for a total purchase price of approximately $391,000,000. ClubCorp and AGC completed the acquisition through a two member LLC formed for the sole purpose of acquiring the properties. Upon the closing of the purchase, substantially all of the assets and liabilities that were acquired were divided between certain subsidiaries of ClubCorp and NGP and transferred out of the LLC. ClubCorp purchased 22 golf facilities, including two remaining in the LLC, for approximately $210,000,000. The acquisition was financed principally with a new $200,000,000 credit agreement guaranteed by certain subsidiaries of ClubCorp, Inc. The purchase price was allocated substantially to property and equipment and working capital.

On April 7, 1999, ClubCorp through its participation in a rights offering by ClubLink Corporation of Ontario, Canada (ClubLink), increased its equity investment in ClubLink to approximately 24.99% of ClubLink's outstanding common stock. ClubCorp invested approximately $10,300,000 in the ClubLink rights offering.


NOTE 5.  SEGMENT REPORTING
--------------------------
ClubCorp operations are organized into three principal business segments according to the type of facility or service provided: Country club and golf facilities, Business and sports clubs (formerly City Clubs) and Resorts. Financial information for the segments is as follows (dollars in thousands):



                                                               12 Weeks Ended            24 Weeks Ended
                                                          ------------------------  ------------------------
                                                           June 17,     JUNE 15,     June 17,     JUNE 15,
                                                             1998         1999         1998         1999
                                                          -----------  -----------  -----------  -----------
Operating revenues:
    Country club and golf facilities                      $   95,986   $  115,537   $  169,233   $  197,892
    Business and sports clubs                                 60,161       60,395      117,450      118,836
    Resorts                                                   45,743       62,680       73,252       95,908
                                                          -----------  -----------  -----------  -----------
        Total operating revenues for reportable segments     201,890      238,612      359,935      412,636
    Other operations                                           5,611       11,002       13,306       14,305
    Corporate services and eliminations                        3,995        4,024       10,103        8,168
                                                          -----------  -----------  -----------  -----------
        Consolidated operating revenues                      211,496      253,638      383,344      435,109
                                                          ===========  ===========  ===========  ===========

Operating income:
    Country club and golf facilities                          19,173       17,937       27,515       29,905
    Business and sports clubs                                  8,307        4,010       10,691        7,176
    Resorts                                                    9,059       (1,941)       5,152       (4,808)
                                                          -----------  -----------  -----------  -----------
        Total operating income for reportable segments        36,539       20,006       43,358       32,273
    Other operations                                            (618)       1,195        1,101          (38)
    Corporate services and eliminations                       (5,823)     (10,771)      (9,458)     (19,064)
                                                          -----------  -----------  -----------  -----------
        Consolidated operating income                     $   30,098   $   10,430   $   35,001   $   13,171
                                                          ===========  ===========  ===========  ===========

Total assets:
    Country club and golf facilities                         653,030      965,215      653,030      965,215
    Business and sports clubs                                187,169      194,394      187,169      194,394
    Resorts                                                  166,472      224,378      166,472      224,378
                                                          -----------  -----------  -----------  -----------
        Total assets for reportable segments               1,006,671    1,383,987    1,006,671    1,383,987
    Other operations                                         108,050      109,351      108,050      109,351
    Corporate services and eliminations                      (61,835)     (54,487)     (61,835)     (54,487)
                                                          -----------  -----------  -----------  -----------
        Consolidated total assets                         $1,052,886   $1,438,851   $1,052,886   $1,438,851
                                                          ===========  ===========  ===========  ===========


NOTE 6.  COMMITMENTS AND CONTINGENCIES
--------------------------------------
ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes ClubCorp has meritorious defenses to these matters and that any potential liability from these matters would not reasonably be expected to materially affect ClubCorp's Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     ClubCorp, Inc. ("ClubCorp" or the "Company") is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns, operates and/or manages country clubs, golf clubs, public golf courses, business clubs, sports clubs, resorts, and certain related real estate, through sole ownership, partial ownership (including joint venture interests) and management agreements. The Company's primary sources of revenue include membership dues, fees and deposits, food and beverage sales, revenues from golf operations and lodging facilities. The Company also receives management fees with respect to facilities that it manages for third parties.

     The earliest predecessor corporation of ClubCorp was organized in 1957 under the name Country Clubs, Inc. All historical references herein to ClubCorp include Country Clubs, Inc. and its successor corporations. For purposes of this document, unless the context indicates otherwise, references to the "Company" include ClubCorp and its subsidiaries. However, each of ClubCorp and its subsidiaries is careful to maintain its separate legal existence, and general references to the Company should not be interpreted to reduce in any way the legal distinctions among the subsidiaries or among ClubCorp and its subsidiaries.

     The following discussion of the Company's financial condition and results of operations for the 12 and 24 weeks ended June 17, 1998 and June 15, 1999 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 29, 1998, as filed with the Securities and Exchange Commission.

RECENT  DEVELOPMENTS

     On March 31, 1999, ClubCorp, along with American Golf Corporation ("AGC") and National Golf Partnership, L.P. ("NGP"), purchased Meditrust Golf Group, Inc., Meditrust Golf Group II, Inc. and The Cobblestone Golf Companies, Inc., collectively known as the Cobblestone Golf Group, for an aggregate of $391.0 million. ClubCorp and AGC completed the acquisition through a two member LLC formed for the sole purpose of acquiring the properties. Upon the closing of the purchase, substantially all of the assets and liabilities that were acquired by the special purpose LLC were transferred out of the special purpose LLC and divided between subsidiaries of ClubCorp and NGP. Remaining in the LLC are two facilities to be acquired by ClubCorp and one facility to be acquired by NGP. These facilities are expected to be transferred out of the LLC upon resolution of certain tax and legal issues. As a result of these transactions, ClubCorp acquired 22 golf facilities, including the two remaining in the LLC, located in Texas, Georgia, Florida, California and North Carolina, referred to as "the Cobblestone properties", for approximately $210.0 million. ClubCorp financed this acquisition with a new $200.0 million five-year credit agreement that is guaranteed by certain of its subsidiaries.

     On April 7, 1999, ClubCorp through its participation in a planned rights offering by ClubLink Corporation of Ontario, Canada, known as "ClubLink", increased its equity investment in ClubLink stock to approximately 24.99% of ClubLink's outstanding common stock. ClubCorp invested approximately $10.3 million in the ClubLink rights offering.

RESULTS OF OPERATIONS

12 WEEKS ENDED JUNE 17, 1998 COMPARED TO 12 WEEKS ENDED JUNE 15, 1999

Consolidated Operations

     Operating revenues increased 19.9% to $253.6 million for the 12 weeks ended June 15, 1999 from $211.5 million for the 12 weeks ended June 17, 1998. The increase is due primarily to the acquisition of the Cobblestone properties, increased revenues at Pinehurst related to the hosting of the 1999 United States Golf Association Open Championship, which is commonly referred to as the "1999 U.S. Open", which began the last two days of the period, increased membership revenue and increased golf operations revenues. The golf operations revenue increase is primarily attributable to merchandise sales from pro shops the Company purchased during 1998 at mature facilities. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased 12.3% to $216.5 million for the 12 weeks ended June 15, 1999 from $192.8 million for the 12 weeks ended June 17, 1998.

     Operating costs and expenses, consisting of direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased
27.1%, to $209.5 million for the 12 weeks ended June 15, 1999 from $164.8 million for the 12 weeks ended June 17, 1998. This increase is principally due to the addition of the operating costs and expenses of the Cobblestone properties, costs associated with preparing and producing the 1999 U.S. Open, and an increase in operating costs at mature country clubs and golf facilities and resorts related to the increases in revenues at these facilities.

     Selling, general and administrative expenses increased 21.7% to $20.2 million for the 12 weeks ended June 15, 1999 from $16.6 million for the 12 weeks ended June 17, 1998 primarily due to increases in expenses for information systems staffing, the company-wide upgrade of technology, and other administrative costs.

     Income (loss) from operations before extraordinary item for the 12 weeks ended June 15, 1999 decreased to $1.8 million from $13.0 million due to the recognition of a $13.5 million impairment loss, before tax effect, on long-lived assets. Without the effect of this impairment loss, income (loss) from operations before extraordinary item would have decreased to $10.5 million for the 12 weeks ended June 15, 1999 due to increased operating costs and expenses and interest expense. This increase in expenses is partially offset by a gain from the divestiture of properties for the 12 weeks ended June 15, 1999. The increase in interest expense of $2.6 million for the 12 weeks ended June 15, 1999 is due to the increase in outstanding debt, primarily the new $200.0 million credit facility, offset by a lower interest rate on the $200.0 million and $300.0 million credit facilities than was applicable on long-term borrowings during the same period in 1998.

SEGMENT AND OTHER INFORMATION - 12 WEEKS

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resort segment for the 12 week periods ended June 17, 1998 and June 15, 1999 (dollars in thousands):



                                   Mature Resorts      Total Resorts
                                 ------------------  ------------------
                                  1998      1999      1998      1999
                                 -------  ---------  -------  ---------
Number of facilities                   5         5         6         5
Operating revenues               $44,068  $ 62,680   $45,743  $ 62,680
Operating costs and expenses      34,257    51,138    36,684    51,138
Impairment loss from assets
     to be held and used               -    13,483         -    13,483
                                 -------  ---------  -------  ---------
Segment operating income (loss)  $ 9,811  $ (1,941)  $ 9,059  $ (1,941)
                                 =======  =========  =======  =========

     Operating revenues from total resorts increased 37.0% primarily due to the increased revenues from Pinehurst which are attributable to the higher occupancy and improved pricing prior to and during the hosting of the 1999 U.S. Open, which began the last two days of the quarter.

     Included in 1999 mature resorts' segment operating income (loss) is the impairment of long-lived assets at Daufuskie Island Club and Resort, referred to as "Daufuskie". In 1996, ClubCorp purchased Daufuskie for assumption of its liabilities of $4.5 million and has invested an additional $13.4 million in capital expenditures as of June 15, 1999. Daufuskie had operating losses of approximately $1.1 million and $1.3 million for the 12 weeks ended June 17, 1998 and June 15, 1999, respectively. ClubCorp assessed the recoverability of the long-lived assets by determining whether they could be recovered over their remaining life through estimated future cash flows. Fair value, for purposes of calculating any impairment, was measured based on discounted estimated future cash flows using a risk-adjusted discount rate. An impairment loss of $13.5 million was recognized for the 12 weeks ended June 15, 1999 related to these long-lived assets. These losses are reported separately as a component of operating income in the Company's Consolidated Financial Statements. If events or circumstances change in the future, additional impairment losses could be recognized.

Country Club and Golf Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facility segment for the 12 week periods ended June 17, 1998 and June 15, 1999 (dollars in thousands):



                                     Mature                Total
                                  Country Club          Country Club
                                    and Golf              and Golf
                                   Facilities            Facilities
                              --------------------  ---------------------
                                 1998       1999       1998        1999
                              -----------  -------  -----------  --------
Number of facilities                   95       95          110       126
Operating revenues            $    91,593  $96,492  $    95,986  $115,537
Operating costs and expenses       72,253   78,700       76,813    97,600
                              -----------  -------  -----------  --------
Segment operating income      $    19,340  $17,792  $    19,173  $ 17,937
                              ===========  =======  ===========  ========

     Operating revenues from total country club and golf facilities increased 20.4% due primarily to the addition of the Cobblestone properties and an increase in revenues at mature facilities. Operating revenues from mature country club and golf facilities increased 5.4% for the 12 weeks ended June 15, 1999 from the 12 weeks ended June 17, 1998 due to increases in golf operations revenue and membership revenue. The golf operations revenue increase is primarily attributable to merchandise sales from pro shops the Company purchased during 1998 at mature properties. Operating costs and expenses from total country club and golf facilities increased 27.1% due primarily to the addition of the operating costs and expenses of the Cobblestone properties and increased operating costs related to increased revenues at mature properties.

Business and Sports Clubs (formerly City Clubs)

     The following table presents certain summary financial data and other operating data for the Company's business and sports club segment for the 12 week periods ended June 17, 1998 and June 15, 1999 (dollars in thousands):



                                  Mature Business         Total Business
                                 and Sports Clubs        and Sports Clubs
                              ----------------------  ----------------------
                                 1998        1999        1998        1999
                              -----------  ---------  -----------  ---------
Number of facilities                   87         87           94         92
Operating revenues            $    57,140  $  57,370  $    60,161  $  60,395
Operating costs and expenses       49,819     53,109       51,854     56,385
                              -----------  ---------  -----------  ---------
Segment operating income      $     7,321  $   4,261  $     8,307  $   4,010
                              ===========  =========  ===========  =========

     Operating income from mature business and sports clubs decreased from $7.3 million from June 17, 1998 to $4.3 million at June 15, 1999, primarily due to a nonrecurring adjustment of $4.0 million during the 12 weeks ended June 17, 1998. Excluding the effect of this item, operating income from mature business and sports clubs would have increased $0.9 million from the 12 weeks ended June 17, 1998 or 28.3% for the 12 weeks ended June 15, 1999 due to increased membership revenue.

Other Operations

     Realty operating revenues increased $4.2 million from $5.5 million for the 12 weeks of 1998 to $9.6 million for the 12 weeks of 1999, due primarily to the sale of land held for resale in Colorado during the 12 weeks ended June 15, 1999. The increase in sales resulted in an approximately $1.7 million increase in operating income for the 12 weeks ended June 15, 1999.

24 WEEKS ENDED JUNE 17, 1998 COMPARED TO 24 WEEKS ENDED JUNE 15, 1999

Consolidated Operations

     Operating revenues increased 13.5% to $435.1 million for the 24 weeks ended June 15, 1999 from $383.3 million for the 24 weeks ended June 17, 1998 due primarily to the acquisition of the Cobblestone properties, increased revenues at Pinehurst related to the hosting of the 1999 U.S. Open, increased membership revenue and increased golf operations revenues. The golf operations revenue increase is primarily attributable to merchandise sales from pro shops the Company purchased during 1998. Operating revenues of mature properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased 11.0% to $386.6 million for the 24 weeks ended June 15, 1999 from $348.4 million for the 24 weeks ended June 17, 1998.

     Operating costs and expenses, consisting of direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased
17.1%, to $372.3 million for the 24 weeks ended June 15, 1999 from $318.0 million for the 24 weeks ended June 17, 1998. This increase is primarily due to the addition of the operating costs and expenses from the Cobblestone properties, costs incurred to prepare and produce the 1999 U. S. Open, and increased operating costs at mature country clubs and golf facilities and resorts related to the increases in revenues at thes facilities.

     Selling, general and administrative expenses increased 19.1% to $36.1 million for the 24 weeks ended June 15, 1999 from $30.3 million for the 24 weeks ended June 17, 1998 primarily due to increases in expenses for information systems staffing, the company-wide upgrade of technology, and other administrative costs.

     Income (loss) from operations before extraordinary item for the 24 weeks ended June 15, 1999 decreased to ($0.6) million from $12.3 million due to the recognition of a $13.5 million impairment loss, before tax effect, on long-lived assets. Without the effect of this impairment loss, income (loss) from operations before extraordinary item would have decreased to $8.1 million for the 24 weeks ended June 15, 1999 due to increased operating costs and expenses and interest expense. This increase in expenses is partially offset by a gain from the divestiture of properties for the 24 weeks ended June 15, 1999. The increase in interest expense of $2.3 million for the 24 weeks ended June 15, 1999 is due to the increase in outstanding debt, primarily the new $200.0 million credit facility, offset by a lower interest rate on the $200.0 million and $300.0 million credit facilities than was applicable on long-term borrowings during the same period in 1998.

SEGMENT AND OTHER INFORMATION - 24 WEEKS

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resort segment for the 24 week periods ended June 17, 1998 and June 15, 1999 (dollar in thousands):



                                              Mature Resorts       Total Resorts
                                           --------------------  ------------------
                                             1998       1999      1998      1999
                                           ---------  ---------  -------  ---------
Number of facilities                              5          5         6         5
Operating revenues                         $ 71,480   $ 95,908   $73,252  $ 95,908
Operating costs and expenses                 65,700     87,233    68,100    87,233
Impairment loss from assets
     to be held and used                          -     13,483         -    13,483
                                           ---------  ---------  -------  ---------
Segment operating income (loss)             $  5,780   $ (4,808)  $ 5,152  $ (4,808)
                                           =========  =========  =======  =========

Lodging data (4 resorts) (1):
Room nights available                       215,374    224,680
Occupancy rate                                 43.7%      49.3%
Average daily room rate per occupied room  $    161   $    175
Average daily revenue per occupied room    $    725   $    742

(1) Lodging data is comprised of data from Pinehurst, The Homestead, Daufuskie and Barton Creek

     Operating revenues from total resorts increased 30.9% primarily due to the increased revenues from Pinehurst which are attributable to higher occupancy and improved pricing prior to and during the hosting of the 1999 U.S. Open, which began the last two days of the quarter, an increase of 5.6 percentage points in the occupancy rate, primarily at Homestead and Pinehurst, and an 8.7% increase in the average daily room rate per occupied room.

     Included in 1999 mature resorts' segment operating income (loss) is an impairment of long-lived assets at Daufuskie. In 1996, ClubCorp purchased Daufuskie for assumption of its liabilities of $4.5 million and has invested an additional $13.4 million in capital expenditures as of June 15, 1999. Daufuskie had operating losses of approximately $2.6 million and $3.1 million for the 24 weeks ended June 17, 1998 and June 15, 1999, respectively. ClubCorp assessed the recoverability of the long-lived assets by determining whether they could be recovered over their remaining life through estimated future cash flows. Fair value, for purposes of calculating any impairment, was measured based on discounted estimated future cash flows using a risk-adjusted discount rate. An impairment loss of $13.5 million was recognized for the 24 weeks ended June 15, 1999 related to these long-lived assets. These losses are reported separately as a component of operating income in the Company's Consolidated Financial Statements. If events or circumstances change in the future, additional impairment losses could be recognized.

Country Club and Golf Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facility segment for the 24 week periods ended June 17, 1998 and June 15, 1999 (dollars in thousands):



                                     Mature                 Total
                                  Country Club           Country Club
                                    and Golf               and Golf
                                   Facilities             Facilities
                              ---------------------  ---------------------
                                 1998        1999       1998        1999
                              -----------  --------  -----------  --------
Number of facilities                   95        95          110       126
Operating revenues            $   164,846  $176,769  $   169,233  $197,892
Operating costs and expenses      136,674   147,431      141,718   167,987
                              -----------  --------  -----------  --------
Segment operating income      $    28,172  $ 29,338  $    27,515  $ 29,905
                              ===========  ========  ===========  ========

     Operating revenues from total country club and golf facilities increased 16.9% due primarily to the addition of the Cobblestone properties and an increase in revenues at mature facilities. Operating revenues from mature country club and golf facilities increased 7.2% for the 24 weeks ended June 15, 1999 from the 24 weeks ended June 17, 1998 due to increases in golf operations revenue and membership revenue. The golf operations revenue increase is due primarily to merchandise sales from pro shops the Company purchased during 1998. Operating costs and expenses from total country club and golf facilities increased 18.5% due primarily to the addition of the operating costs and expenses of the Cobblestone properties and increased operating costs related to increased revenues at mature facilities.

Business and Sports Clubs (formerly City Clubs)

     The following table presents certain summary financial data and other operating data for the Company's business and sports club segment for the 24 week periods ended June 17, 1998 and June 15, 1999 (dollars in thousands):



                                  Mature Business         Total Business
                                 and Sports Clubs        and Sports Clubs
                              ----------------------  ----------------------
                                 1998        1999        1998        1999
                              -----------  ---------  -----------  ---------
Number of facilities                   87         87           94         92
Operating revenues            $   112,087  $ 113,894  $   117,450  $ 118,836
Operating costs and expenses      101,488    106,598      106,759    111,660
                              -----------  ---------  -----------  ---------
Segment operating income      $    10,599  $   7,296  $    10,691  $   7,176
                              ===========  =========  ===========  =========

     Operating income from mature business and sports clubs decreased from $10.6 million from June 17, 1998 to $7.3 million at June 15, 1999, primarily due to a nonrecurring adjustment of $4.0 million during the 24 weeks ended June 17, 1998. Excluding the effect of this item, operating income from mature business and sports clubs would have increased $0.7 million or 10.5% for the 24 weeks ended June 15, 1999 from the 24 weeks ended June 17, 1998 due to increased membership revenue.

SEASONALITY OF DEMAND; FLUCTUATIONS IN QUARTERLY RESULTS

     The Company's quarterly results fluctuate as a result of a number of factors. Usage of the Company's country club and golf facilities and resorts declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. The Company's business facilities generate a disproportionately greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the fourth quarter consists of 16 weeks of operations and the first, second and third quarters consist of 12 weeks. As a result of these factors, the Company usually generates a disproportionate share of its revenues in the second, third, and fourth quarters of each year and has lower revenues in the first quarter. The timing of purchases, sales, or leases of facilities, such as the purchase of the Cobblestone properties, also has caused and may cause the Company's results of operations to vary significantly in otherwise comparable periods. In addition, the Company's results can be affected by non-seasonal and severe weather patterns.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations and capital expenditures primarily through cash flows from operations and long-term debt. The Company distinguishes capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities and investments in joint ventures. Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 3.8% to 7.1% of operating revenues during the last three years. Capital expansions are discretionary expenditures which create new amenities or enhance existing amenities at facilities. Development of the Company's new facilities and planned expansions at existing properties are expected to require capital expenditures of approximately $67.6 and $76.2 million, respectively, over the next two years to be financed with external financing of ClubCorp, Inc. and cash flows from operations.

     As of July 28, 1999, the Company had $473.2 million outstanding of its $500.0 million of available bank debt, consisting of $273.2 million outstanding under its $300.0 million revolving credit facility, including $14.3 million in letters of credit, and a $200.0 million five-year credit facility entered into to finance the acquisition of the Cobblestone properties. Each of these credit facilities contains an identical covenant regarding the Company's maximum leverage ratio at the end of each quarter based on a debt to cash flow measure. At June 15, 1999, the ClubCorp exceeded the maximum leverage ratio allowable by this covenant. The lenders under each credit facility have waived compliance with this covenant for the 12 weeks ended June 15, 1999. However, because ClubCorp's management does not believe it is probable that they will be in compliance with this covenant at the end of the next quarter, all $455.9 million of debt outstanding under these facilities is classified as current in the Company's unaudited Consolidated Balance Sheet at June 15, 1999. ClubCorp's noncompliance with this covenant is attributable to increased discretionary spending, including capital expenditures at existing facilities and acquisitions, that management believes are appropriate in light of the Company's growth strategy. The Company is currently in negotiations with its lead lenders under the credit facilities regarding a comprehensive restructuring of its bank financing that is expected to permit increased leverage and provide an increased borrowing capacity. ClubCorp expects this restructuring to be complete in late September 1999.

YEAR 2000 READINESS DISCLOSURE

     As is more fully described in the Company's Form 10-K for the fiscal year ended December 29, 1998, the Company is modifying or replacing significant portions of its software as well as hardware to enable operations beyond December 31, 1999. In the current year, the Company has incurred costs of $0.9 million for the Year 2000. Management's assessment of the risks associated with the Year 2000, estimates of the costs involved and timeframes for the completion of this project are substantially unchanged from that described in the 1998 Form 10-K for the year ended December 29, 1998. For a complete description of the Company's Year 2000 readiness plans, see the Form 10-K.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND THE ACCURACY OF OUR FORWARD-LOOKING STATEMENTS

     Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations (including statements regarding the expected restructuring of the Company's credit agreements), statements concerning proposed new services, statements regarding future economic conditions or performance and statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential" or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section and in the Company's Form 10-K for the year ended December 29, 1998.

          The Company's success depends on its ability to attract and retain members at its clubs and maintain or increase usage of its facilities. The Company has experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of its facilities during its operating history. Although management devotes substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond the Company's control, including weather conditions, general economic conditions, changes in demand for golf and private club services and tax changes, and there can be no assurance that the Company will be able to maintain or increase membership or facility usage. Significant periods where attrition rates exceed enrollment rates, or where facilities' usage is below historical levels would have a material adverse effect on the Company's business, operating results, and financial condition. Other factors that may affect the Company's operating results include, but are not limited to, the actions of our competitors, changes in labor costs, the timing and success of acquisitions and dispositions and changes in law.

     The Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires, among other things, that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company routinely reviews all long-lived assets for potential impairment by determining whether they could be recovered over their remaining life through estimated future cash flows. Fair value, for purposes of calculating any impairment, was measured based on discounted estimated future cash flows using a risk-adjusted discount rate. For the 24 weeks ended June 15, 1999, an impairment loss of $13.5 million relating to the long-lived assets at Daufuskie was recognized. This impairment loss is reported separately as a component of operating income in the Company's Consolidated Financial Statements. If events or circumstances change in the future, additional impairment losses could be recognized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to interest rate changes and foreign currency fluctuations. The interest rate exposure is principally attributable to (i) the Company's $300.0 million revolving credit facility ($273.2 million outstanding at July 28, 1999) used to fund capital replacements and discretionary capital expenditures and (ii) the $200 million five-year credit facility entered into on March 29, 1999 to fund the acquisition of the Cobblestone properties. The Company uses financial instruments, principally swaps, to manage its interest rate exposure primarily from borrowings under its $300.0 million revolving credit facility. The Company has no material changes to these disclosures made in the report on Form 10-K for the fiscal year ended December 29, 1998 regarding the use of financial instruments.


                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

         On May 17, 1999, the shareholders of ClubCorp, Inc. held their annual meeting to elect directors.  The following directors were elected:  Robert H. Dedman, Sr., Robert H. Dedman, Jr., Patricia Dedman Dietz and
         James M. Hinckley.  There were no other matters submitted to a vote of stockholders at the meeting.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
              15.1 - Letter from KPMG LLP regarding unaudited interim financial statements
              24.1 - Power of Attorney
              27.1 - Financial Data Schedule
         (b)  Reports on Form 8-K
              The Company filed Form 8-K/A Amendment No. 1, dated June 9, 1999, which included Item 7. Financial
              Statements and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ClubCorp,  Inc.


Date:  July 30, 1999                            By:  /s/James P. McCoy, Jr.
       ---------------                               ----------------------
                                                     James P. McCoy, Jr.
                                                     Chief Financial Officer
                                                     (chief accounting officer)