Form 10-Q
period 1999-09-07
CLUBCORP INC
filed 1999-10-21
CIK 929455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                               __________________

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 7, 1999


       Commission file numbers 33-89818, 33-96568, 333-08041 and 333-57107


                                 CLUBCORP, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                     75-2778488
      (State or other jurisdiction                     (I.R.S. Employer
     incorporation or organization)                   Identification no.)

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

The number of shares of the Registrant's Common Stock outstanding as of October 5, 1999 was 85,118,307.

                                  CLUBCORP, INC.

                                      INDEX


Part I.   FINANCIAL  INFORMATION

Item 1.   Financial Statements:
          Independent Accountants' Review Report                               1
          Consolidated Balance Sheet                                           2
          Consolidated Statement of Operations                                 3
          Consolidated Statement of Stockholders' Equity
            and Comprehensive Income                                           4
          Consolidated  Statement  of  Cash  Flows                             5
          Condensed Notes to Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             10

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           19

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    20

PART I. FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------



The  Board  of  Directors
ClubCorp,  Inc.



We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of September 7, 1999 and September 9, 1998 and the related consolidated statements of operations for the twelve weeks and thirty six weeks ended September 7, 1999 and September 9, 1998 and stockholders' equity and comprehensive income and cash flows for the thirty six weeks ended September 7, 1999 and September 9, 1998. These consolidated financial statements are the responsibility of ClubCorp's management.

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




                                                    KPMG  LLP



Dallas,  Texas
October  15,  1999

CLUBCORP, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share amounts)
(Unaudited)


                                                         September 9,    December 29,    SEPTEMBER 7,
                     Assets                                  1998            1998            1999
                     ------                             --------------  --------------  --------------
Current assets:
        Cash and cash equivalents                       $      78,801   $      72,423   $      47,785
        Membership and other receivables, net                  76,559          84,915         108,541
        Inventories                                            18,619          18,082          24,757
        Other assets                                           17,454          17,587          17,098
                                                        --------------  --------------  --------------
                Total current assets                          191,433         193,007         198,181

Property and equipment, net                                   723,530         751,070       1,070,575
Other assets                                                  148,988         166,081         222,612
                                                        --------------  --------------  --------------
                                                        $   1,063,951   $   1,110,158   $   1,491,368
                                                        ==============  ==============  ==============

      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:
        Accounts payable and accrued liabilities        $      51,705   $      58,826   $      65,142
        Long-term debt - current portion                       18,443          18,633          34,655
        Other liabilities                                      99,712          97,127         122,003
                                                        --------------  --------------  --------------
                Total current liabilities                     169,860         174,586         221,800

Long-term debt                                                240,035         255,917         564,893
Other liabilities                                             109,014         109,880         115,235
Membership deposits                                            90,781          95,460         101,236

Redemption value of common stock held by benefit plan          58,749          65,279          67,638

Stockholders' equity:
Preferred stock, $.01 par value, 150,000,000 shares
   authorized, none issued or outstanding                           -               -               -
Common stock, $.01 par value, 250,000,000 shares
   authorized, 90,219,408 issued, 84,911,248
   outstanding at September 9, 1998, 84,629,809
   outstanding at December 29, 1998 and 85,118,307
   outstanding at September 7, 1999                               902             902             902
Additional paid-in capital                                     11,037          11,205          15,943
Accumulated other comprehensive income (loss)                     380            (119)           (331)
Retained earnings                                             427,234         445,770         449,517
Treasury stock                                                (44,041)        (48,722)        (45,465)
                                                        --------------  --------------  --------------
                Total stockholders' equity                    395,512         409,036         420,566
                                                        --------------  --------------  --------------
                                                        $   1,063,951   $   1,110,158   $   1,491,368
                                                        ==============  ==============  ==============


See accompanying condensed notes to consolidated financial statements.

CLUBCORP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)


                                                                12 Weeks Ended                 36 Weeks Ended
                                                        ------------------------------  ------------------------------
                                                         September 9,    SEPTEMBER 7,    September 9,    SEPTEMBER 7,
                                                             1998            1999            1998            1999
                                                        --------------  --------------  --------------  --------------
Operating revenues                                      $     196,831   $     264,366   $     580,175   $     699,475
Operating costs and expenses                                  171,284         222,252         489,299         594,576
Selling, general and administrative expenses                   15,832          20,106          46,160          56,237
Impairment loss from assets to be held and used                     -               -               -          13,483
                                                        --------------  --------------  --------------  --------------

Operating income                                                9,715          22,008          44,716          35,179

Gain (loss) on divestitures and sales of assets                (3,324)         (1,193)         (5,386)          1,746
Interest and investment income                                  5,522           1,848           9,508           4,910
Interest expense                                               (6,473)        (11,835)        (21,344)        (28,985)
Other income                                                    1,025               -           1,025               -
                                                        --------------  --------------  --------------  --------------

Income from operations before income tax
   provision, minority interest and extraordinary item          6,465          10,828          28,519          12,850

Income tax provision                                           (4,305)         (4,123)        (13,327)         (6,744)

Minority interest                                                 (32)              -            (746)              -
                                                        --------------  --------------  --------------  --------------

Income from operations before extraordinary item                2,128           6,705          14,446           6,106

Extraordinary item - loss on extinguishment of debt,
   net of income taxes of $634                                      -               -          (1,176)              -
                                                        --------------  --------------  --------------  --------------

Net income                                              $       2,128   $       6,705   $      13,270   $       6,106
                                                        ==============  ==============  ==============  ==============


Basic and diluted earnings per share:
Income from operations before extraordinary item        $         .03   $         .08   $         .17   $         .07
Extraordinary item - loss on extinguishment of debt                 -               -            (.01)              -
                                                        --------------  --------------  --------------  --------------
Net income                                              $         .03   $         .08   $         .16   $         .07
                                                        ==============  ==============  ==============  ==============


See accompanying condensed notes to consolidated financial statements.

CLUBCORP,  INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME Thirty Six Weeks Ended September 9, 1998 and September 7, 1999
(Dollars in thousands, except share amounts)
(Unaudited)


                                               Preferred stock
                                             (150,000,000 shares
                                                authorized, par            Common stock(250,000,000 shares
                                             value $.01 per share)      authorized, par value $.01 per share)
                                             ---------------------  --------------------------------------------
                                                                                 Treasury                         Additional
                                             Shares      Shares       Shares      Stock        Shares      Par      Paid-in
                                             Issued    Outstanding    Issued      Shares    Outstanding   Value     Capital
                                             ------    -----------  ----------  ----------  ------------  ------  -----------
Balances at December 31, 1997                     -              -  90,219,408  5,215,569    85,003,839   $  902  $    10,607
Purchase of treasury stock                        -              -           -    163,185      (163,185)       -            -
Stock issued in connection with bonus plans       -              -           -    (70,594)       70,594        -          430
Comprehensive income:
    Net income                                    -              -           -          -             -        -            -
    Foreign currency translation adjustment       -              -           -          -             -        -            -

        Total comprehensive income
Change in redemption value of common
  stock held by benefit plan                      -              -           -          -             -        -            -
                                             ------    -----------  ----------  ----------  ------------  ------  -----------
Balances at September 9, 1998                     -              -  90,219,408  5,308,160    84,911,248   $  902  $    11,037
                                             ======    ===========  ==========  ==========  ============  ======  ===========

Balances at December 29, 1998                     -              -  90,219,408  5,589,599    84,629,809   $  902  $    11,205
PURCHASE OF TREASURY STOCK                        -              -           -    124,035      (124,035)       -            -
STOCK ISSUED IN CONNECTION WITH:
    ACQUISITION                                   -              -           -   (597,533)      597,533        -        4,717
    EXERCISE OF STOCK OPTIONS                     -              -           -    (15,000)       15,000        -           21
COMPREHENSIVE INCOME:
    NET INCOME                                    -              -           -          -             -        -            -
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT       -              -           -          -             -        -            -

        TOTAL COMPREHENSIVE INCOME
CHANGE IN REDEMPTION VALUE OF COMMON
  STOCK HELD BY BENEFIT PLAN                      -              -           -          -             -        -            -
                                             ------    -----------  ----------  ----------  ------------  ------  -----------
BALANCES AT SEPTEMBER 7, 1999                     -              -  90,219,408  5,101,101    85,118,307   $  902  $    15,943
                                             ======    ===========  ==========  ==========  ============  ======  ===========


                                               Accumulated
                                                  Other                                    Total
                                              Comprehensive    Retained    Treasury    Stockholders'
                                              Income (Loss)    Earnings     Stock         Equity
                                             ---------------  ----------  ----------  ---------------
Balances at December 31, 1997                $          260   $ 419,061   $ (42,215)  $      388,615
Purchase of treasury stock                                -           -      (2,399)          (2,399)
Stock issued in connection with bonus plans               -           -         573            1,003
Comprehensive income:
    Net income                                            -      13,270           -           13,270
    Foreign currency translation adjustment             120           -           -              120
                                                                                      ---------------
        Total comprehensive income                                                            13,390
Change in redemption value of common
  stock held by benefit plan                              -      (5,097)          -           (5,097)
                                             ---------------  ----------  ----------  ---------------
Balances at September 9, 1998                $          380   $ 427,234   $ (44,041)  $      395,512
                                             ===============  ==========  ==========  ===============

Balances at December 29, 1998                $         (119)  $ 445,770   $ (48,722)  $      409,036
PURCHASE OF TREASURY STOCK                                -           -      (2,076)          (2,076)
STOCK ISSUED IN CONNECTION WITH:
    ACQUISITION                                           -           -       5,202            9,919
    EXERCISE OF STOCK OPTIONS                             -           -         131              152
COMPREHENSIVE INCOME:
    NET INCOME                                            -       6,106           -            6,106
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT            (212)          -           -             (212)
                                                                                      ---------------
        TOTAL COMPREHENSIVE INCOME                                                             5,894
CHANGE IN REDEMPTION VALUE OF COMMON
  STOCK HELD BY BENEFIT PLAN                              -      (2,359)          -           (2,359)
                                             ---------------  ----------  ----------  ---------------
BALANCES AT SEPTEMBER 7, 1999                $         (331)  $ 449,517   $ (45,465)  $      420,566
                                             ===============  ==========  ==========  ===============


See accompanying condensed notes to consolidated financial statements.

CLUBCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)


                                                                                             36 Weeks Ended
                                                                                     ------------------------------
                                                                                      September 9,    SEPTEMBER 7,
                                                                                          1998            1999
                                                                                     --------------  --------------
Cash flows from operations:
        Net income                                                                   $      13,270   $       6,106
        Adjustments to reconcile net income to cash flows provided from operations:
                Depreciation and amortization                                               36,688          47,497
                Impairment loss from assets to be held and used                                  -          13,483
                (Gain) loss on divestitures and sales of assets                              5,386          (1,746)
                Minority interest in net income of subsidiaries                                746               -
                Extraordinary item - loss on extinguishment of debt                          1,810               -
                Equity in earnings of affiliates                                            (1,727)         (2,233)
                Amortization of discount on membership deposits                              4,838           5,691
                Deferred income taxes                                                        6,622           5,605
                Decrease in real estate held for sale                                        6,696           7,728
                (Increase) decrease in membership and other receivables, net                   270         (12,497)
                Increase (decrease) in accounts payable and accrued liabilities             (2,377)          6,781
                Net change in deferred membership revenues                                  13,107          15,073
                Other                                                                       (3,207)        (14,505)
                                                                                     --------------  --------------
                            Cash flows provided from operations                             82,122          76,983

Cash flows from investing activities:
        Additions to property and equipment                                                (57,409)        (96,349)
        Development of new facilities                                                      (10,756)        (14,862)
        Development of real estate ventures                                                (10,576)         (9,620)
        Acquisition of facilities                                                           (9,038)       (248,185)
        Investment in affiliates                                                           (16,414)        (41,886)
        Proceeds from disposition of subsidiaries and assets, net                            4,697           2,921
        Other                                                                                1,513          (2,057)
                                                                                     --------------  --------------
                            Cash flows used by investing activities                        (97,983)       (410,038)

Cash flows from financing activities:
        Borrowings of long-term debt                                                       223,092         343,352
        Repayments of long-term debt                                                      (225,175)        (36,274)
        Membership deposits received, net                                                    1,902           3,263
        Treasury stock transactions, net                                                    (2,399)         (1,924)
        Dividend paid to minority shareholder of financial services segment                 (4,177)              -
                                                                                     --------------  --------------
                            Cash flows provided from (used by) financing activities         (6,757)        308,417
                                                                                     --------------  --------------

Total net cash flows                                                                       (22,618)        (24,638)
                                                                                     --------------  --------------
Cash and cash equivalents at beginning of period                                           101,419          72,423
                                                                                     --------------  --------------
Cash and cash equivalents at end of period                                           $      78,801   $      47,785
                                                                                     ==============  ==============


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

In the opinion of ClubCorp management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of September 9, 1998 and September 7, 1999 and the consolidated results of operations and cash flows for the twelve weeks and thirty six weeks ended September 9, 1998 and September 7, 1999, respectively. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities. Operations for the first three quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

Impairment of long-lived assets
-------------------------------
Long-lived assets used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

As a result of current and historical operating losses, ClubCorp evaluated the recoverability of the long-lived assets at a resort and recorded an impairment loss for the thirty six weeks ended September 7, 1999. ClubCorp assessed the recoverability of these long-lived assets by determining whether the fixed asset balance could be recovered over its remaining life through estimated future cash flows. Fair value, for purposes of calculating impairment, was measured based on discounted estimated future cash flows using a risk-adjusted discount rate. Impaired assets identified were property and equipment including land improvements and buildings.

Earnings per share
------------------
Earnings per share for the twelve weeks ended September 9, 1998 and September 7, 1999 are computed using the weighted average number of shares outstanding of 84,917,273 and 85,118,307 for basic and 86,077,714 and 86,497,164 for diluted, respectively. For the thirty six weeks ended September 9, 1998 and September 7, 1999, earnings per share are computed using the weighted average number of shares outstanding of 85,001,850 and 85,166,184 for basic and 86,321,454 and 86,585,744 for diluted, respectively. The weighted average shares outstanding used in the calculation of diluted earnings per share includes the effect of options to purchase common stock.

CLUBCORP,  INC.
(Note  1  continued)


Comprehensive income
--------------------
Total other comprehensive income consisted of foreign currency translation adjustments of $474,000 and $(831,000) for the twelve weeks ended September 9, 1998 and September 7, 1999 and $120,000 and $(212,000) for the thirty six weeks ended September 9, 1998 and September 7, 1999, respectively. Total comprehensive income was $2,602,000 and $5,874,000 for the twelve weeks ended September 9, 1998 and September 7, 1999 and $13,390,000 and $5,894,000 for the thirty six weeks ended September 9, 1998 and September 7, 1999, respectively.

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


NOTE 2.  DEBT REFINANCING
-------------------------
At September 7, 1999, ClubCorp exceeded the maximum leverage ratio allowable at the end of each quarter as defined in their $300,000,000 and $200,000,000 credit facility agreements. On September 24, 1999, ClubCorp finalized a comprehensive refinancing agreement with a group of banks to replace these facilities. The combined $650,000,000 refinancing agreement consists of a $350,000,000 revolving credit facility which matures in September 2004, a $100,000,000 term loan which matures in September 2004 and a $200,000,000 term loan which matures in March 2007. The interest rate is typically determined using a LIBOR-based pricing matrix as defined in the agreement. ClubCorp borrowed $519,113,000 under these new facilities to refinance debt, including $481,500,000 outstanding under the existing credit facilities. As a result of ClubCorp refinancing this debt on a long-term basis, the debt has been classified as long-term on the accompanying Consolidated Balance Sheet. In addition, ClubCorp intends to use the facility to finance future acquisitions, capital expansions and working capital needs.

CLUBCORP, INC.


NOTE 3.  ACQUISITIONS
---------------------
ClubCorp's acquisitions in 1998 and 1999 were accounted for using the purchase method and, accordingly, the acquired assets and liabilities were recorded based on their estimated fair values at the dates of acquisition.

During the first nine periods of 1998, ClubCorp purchased substantially all the assets of one country club and one golf club.

During the first nine periods of 1999, ClubCorp purchased the minority interest in a previously consolidated resort property and substantially all the assets of 26 golf facilities, including 22 from The Cobblestone Golf Group (Note 4). The 26 facilities include ten country clubs, 14 golf clubs and two public golf courses.

The following unaudited pro forma financial information assumes the acquisitions occurred at the beginning of their acquisition year and the preceding year. This pro forma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):


                                   36 Weeks Ended
                            ----------------------------
                            September 9,   SEPTEMBER 7,
                                1998           1999
                            -------------  -------------
Operating revenues          $     625,403  $     714,759
                            =============  =============

Net income                  $       5,625  $       3,292
                            =============  =============

Diluted earnings per share  $         .07  $         .04
                            =============  =============


NOTE 4.  SIGNIFICANT TRANSACTIONS
---------------------------------
On March 31, 1999, ClubCorp, along with American Golf Corporation ("AGC") and National Golf Operating Partnership, L.P. ("NGP"), consummated the purchase of Meditrust Golf Group, Inc., Meditrust Golf Group II, Inc. and the Cobblestone Golf Companies, Inc., known collectively as The Cobblestone Golf Group, pursuant to a stock purchase agreement, for a total purchase price of approximately $391,000,000. ClubCorp and AGC completed the acquisition through a two member LLC formed for the sole purpose of acquiring the properties. Upon the closing of the purchase, substantially all of the assets and liabilities that were acquired were divided between certain subsidiaries of ClubCorp and NGP and transferred out of the LLC. ClubCorp purchased 22 golf facilities for approximately $210,000,000. The acquisition was financed principally with a $200,000,000 credit agreement that has been subsequently refinanced (Note 2). The purchase price was allocated substantially to property and equipment and working capital.

On April 7, 1999, ClubCorp through its participation in a rights offering by ClubLink Corporation of Ontario, Canada (ClubLink), increased its equity investment in ClubLink to approximately 24.99% of ClubLink's outstanding common stock. ClubCorp invested approximately $10,300,000 in the ClubLink rights offering.

CLUBCORP, INC.


NOTE 5.  SEGMENT REPORTING
--------------------------
ClubCorp operations are organized into three principal business segments according to the type of facility or service provided: Country club and golf facilities, Business and sports clubs (formerly City Clubs) and Resorts. Financial information for the segments is as follows (dollars in thousands):


                                                                   12 Weeks Ended                 36 Weeks Ended
                                                          ------------------------------  ------------------------------
                                                           September 9,    SEPTEMBER 7,    September 9,    SEPTEMBER 7,
                                                               1998            1999            1998            1999
                                                          --------------  --------------  --------------  --------------
Operating revenues:
    Country club and golf facilities                      $      94,637   $     115,183   $     263,870   $     313,075
    Business and sports clubs                                    52,262          53,265         169,712         172,101
    Resorts                                                      40,163          78,189         113,414         174,097
                                                          --------------  --------------  --------------  --------------
        Total operating revenues for reportable segments        187,062         246,637         546,996         659,273
    Other operations                                              6,235           8,861          19,541          23,166
    Corporate services and eliminations                           3,534           8,868          13,638          17,036
                                                          --------------  --------------  --------------  --------------
        Consolidated operating revenues                   $     196,831   $     264,366   $     580,175   $     699,475
                                                          ==============  ==============  ==============  ==============

Operating income:
    Country club and golf facilities                      $      17,133   $      12,300   $      44,648   $      42,205
    Business and sports clubs                                     1,678             366          12,369           7,542
    Resorts                                                       5,527          15,617          10,678          10,809
                                                          --------------  --------------  --------------  --------------
        Total operating income for reportable segments           24,338          28,283          67,695          60,556
    Other operations                                             (1,792)           (568)           (691)           (606)
    Corporate services and eliminations                         (12,831)         (5,707)        (22,288)        (24,771)
                                                          --------------  --------------  --------------  --------------
        Consolidated operating income                     $       9,715   $      22,008   $      44,716   $      35,179
                                                          ==============  ==============  ==============  ==============

Total assets:
    Country club and golf facilities                      $     673,716   $     977,737   $     673,716   $     977,737
    Business and sports clubs                                   194,080         197,844         194,080         197,844
    Resorts                                                     184,401         280,373         184,401         280,373
                                                          --------------  --------------  --------------  --------------
        Total assets for reportable segments                  1,052,197       1,455,954       1,052,197       1,455,954
    Other operations                                            115,242         132,382         115,242         132,382
    Corporate services and eliminations                        (103,488)        (96,968)       (103,488)        (96,968)
                                                          --------------  --------------  --------------  --------------
        Consolidated total assets                         $   1,063,951   $   1,491,368   $   1,063,951   $   1,491,368
                                                          ==============  ==============  ==============  ==============


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

     The following discussion of the Company's financial condition and results of operations for the 12 and 36 weeks ended September 9, 1998 and September 7, 1999 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 29, 1998, as filed with the Securities and Exchange Commission.

RECENT  DEVELOPMENTS

     On March 31, 1999, ClubCorp, along with American Golf Corporation ("AGC") and National Golf Partnership, L.P. ("NGP"), purchased Meditrust Golf Group, Inc., Meditrust Golf Group II, Inc. and The Cobblestone Golf Companies, Inc., collectively known as the Cobblestone Golf Group, for an aggregate of $391.0 million. ClubCorp and AGC completed the acquisition through a two member special purpose LLC formed for the sole purpose of acquiring the properties. Upon the closing of the purchase, substantially all of the assets and liabilities that were acquired by the special purpose LLC were transferred out of the LLC and divided between subsidiaries of ClubCorp and NGP. Remaining in the LLC is one facility to be acquired by ClubCorp and one facility to be acquired by NGP. These facilities are expected to be transferred out of the LLC upon resolution of certain tax and legal issues. As a result of these transactions, ClubCorp acquired 22 golf facilities, including the one remaining in the LLC, located in Texas, Georgia, Florida, California and North Carolina, referred to as "the Cobblestone properties", for approximately $210.0 million. ClubCorp financed this acquisition with a $200.0 million five-year credit agreement, which has subsequently been refinanced (see below).

     On April 7, 1999, ClubCorp through its participation in a planned rights offering by ClubLink Corporation of Ontario, Canada, known as "ClubLink", increased its equity investment in ClubLink stock to approximately 24.99% of ClubLink's outstanding common stock. ClubCorp invested approximately $10.3 million in the ClubLink rights offering.

     The Company finalized an agreement on September 24, 1999, with a group of banks for a combined $650.0 million senior credit facility. The Company has used the facility to refinance approximately $519.1 million in existing debt, including the $200.0 million used to finance the Cobblestone acquisition. The Company intends to use the facility to finance future acquisitions, capital expansions at existing facilities and working capital needs.

     In October 1999, the Company experienced changes to its senior management team. Robert H. Johnson, Chief Operating Officer of International Operations and President of ClubCorp International, Inc., James P. McCoy, Chief Financial Officer, and Beryl E. Artz, Executive Vice President of ClubCorp USA, Inc., announced that they would resign to pursue other interests. James M. Hinckley, Chief Operating Officer and Director, has been elected President of ClubCorp International, Inc. in addition to his current responsibilities. Mr. McCoy intends to stay with the Company as acting Chief Financial Officer during an interim period. Douglas T. Howe, Executive Vice President of ClubCorp, USA will oversee all domestic club operations. Severance and compensation packages associated with these changes have not yet been finalized.

RESULTS OF OPERATIONS

12 WEEKS ENDED SEPTEMBER 9, 1998 COMPARED TO 12 WEEKS ENDED SEPTEMBER 7, 1999

Consolidated Operations

     Operating revenues increased 34.3% to $264.4 million for the 12 weeks ended September 7, 1999 from $196.8 million for the 12 weeks ended September 9, 1998. The increase is due primarily to the acquisition of the Cobblestone properties, increased revenues at Pinehurst related to the hosting of the 1999 United States Golf Association Open Championship, which is commonly referred to as the "1999 U.S. Open" and increased golf operations and membership revenue. The golf operations revenue increase is primarily attributable to merchandise sales from pro shops the Company purchased during 1998 at same store facilities (formerly referred to as "mature facilities"). Operating revenues of same store properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased 23.9% to $222.5 million for the 12 weeks ended September 7, 1999 from $179.6 million for the 12 weeks ended September 9, 1998.

     Operating costs and expenses, consisting of direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased 29.8%, to $222.3 million for the 12 weeks ended September 7, 1999 from $171.3 million for the 12 weeks ended September 9, 1998. This increase is principally due to the addition of the operating costs and expenses of the Cobblestone properties, costs associated with preparing and hosting the 1999 U.S. Open and an increase in operating costs at same store country clubs and golf facilities and same store resorts related to the increases in revenues at these facilities.

     Selling, general and administrative expenses increased 27.2% to $20.1 million for the 12 weeks ended September 7, 1999 from $15.8 million for the 12 weeks ended September 9, 1998 primarily due to increases in expenses for information systems staffing, the company-wide upgrade of technology, and other administrative costs.

     Income from operations before extraordinary item for the 12 weeks ended September 7, 1999 increased to $6.7 million from $2.1 million due primarily to the hosting of the 1999 U. S. Open partially offset by an increase in interest expense. The increase in interest expense of $5.4 million for the 12 weeks ended September 7, 1999 is primarily due to the increase in outstanding debt.

SEGMENT AND OTHER INFORMATION - 12 WEEKS

Country Club and Golf Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facility segment for the 12 week periods ended September 9, 1998 and September 7, 1999 (dollars in thousands):


                                  Same Store              Total
                                 Country Club          Country Club
                                   and Golf              and Golf
                                  Facilities            Facilities
                              --------------------  ---------------------
                                 1998       1999       1998        1999
                              -----------  -------  -----------  --------
Number of facilities                   95       95          109       127
Operating revenues            $    90,167  $93,329  $    94,637  $115,183
Operating costs and expenses       73,698   81,775       77,504   102,883
                              -----------  -------  -----------  --------
Segment operating income      $    16,469  $11,554  $    17,133  $ 12,300
                              ===========  =======  ===========  ========

     Operating revenues from total country club and golf facilities increased 21.7% due primarily to the addition of the Cobblestone properties and an increase in golf operations revenue at same store facilities. The increase in golf operations revenue at same store facilities is primarily attributable to merchandise sales from pro shops the Company purchased during 1998. Operating costs and expenses from total country club and golf facilities increased 32.7% due primarily to the addition of the operating costs and expenses of the Cobblestone properties, increased operating costs related to increased revenues at same store properties and increased costs associated with pro shop operations the Company purchased during 1998 at same store facilities. The decrease in segment operating income at total country clubs and golf facilities is primarily due to lower margins at developing facilities and increases in general and administrative costs at same store facilities.

Business and Sports Clubs (formerly City Clubs)

     The following table presents certain summary financial data and other operating data for the Company's business and sports club segment for the 12 week periods ended September 9, 1998 and September 7, 1999 (dollars in thousands):


                                Same Store Business        Total Business
                                  and Sports Club          and Sports Club
                              -----------------------  -----------------------
                                  1998        1999         1998        1999
                              ------------  ---------  ------------  ---------
Number of facilities                    85         85            95         90
Operating revenues            $     49,524  $  51,205  $     52,262  $  53,265
Operating costs and expenses        47,427     50,576        50,584     52,899
                              ------------  ---------  ------------  ---------
Segment operating income      $      2,097  $     629  $      1,678  $     366
                              ============  =========  ============  =========

     Operating income from same store business and sports clubs decreased $1.5 million from the 12 weeks ended September 9, 1998 compared to the 12 weeks ended September 7, 1999 primarily due to increased operating costs related to increased revenues at same store facilities and increased general and administrative costs.

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resort segment for the 12 week periods ended September 9, 1998 and September 7, 1999(dollars in thousands):


                              Same Store Resorts      Total Resorts
                              -------------------  -------------------
                                1998       1999       1998      1999
                              ---------  --------  ---------  --------
Number of facilities                  4         4          6         5
Operating revenues            $  39,913  $ 78,012  $  40,163  $ 78,189
Operating costs and expenses     33,383    62,112     34,636    62,572
                              ---------  --------  ---------  --------
Segment operating income      $   6,530  $ 15,900  $   5,527  $ 15,617
                              =========  ========  =========  ========

     Operating revenues from total resorts increased 94.7% primarily due to the increased revenues from the hosting of the 1999 U.S. Open at Pinehurst. Pinehurst had significant revenues for merchandise sales, ticket sales and corporate hospitality tents from hosting this event. Additionally, The
Homestead experienced an increase in operating revenues of 31.7% primarily due to increased occupancy rates. Operating costs and expenses increased 80.7% primarily due to the increased revenues at these facilities and the costs to produce the 1999 U.S. Open.

Other Operations

     Realty operating revenues increased $3.5 million from $4.2 million for the 12 weeks of 1998 to $7.7 million for the 12 weeks of 1999, due primarily to the sale of units in the Owners Club program at Hilton Head and The Homestead.

36 WEEKS ENDED SEPTEMBER 9, 1998 COMPARED TO 36 WEEKS ENDED SEPTEMBER 7, 1999

Consolidated Operations

     Operating revenues increased 20.6% to $699.5 million for the 36 weeks ended September 7, 1999 from $580.2 million for the 36 weeks ended September 9, 1998 due primarily to the acquisition of the Cobblestone properties, increased revenues at Pinehurst related to the hosting of the 1999 U.S. Open, increased membership and golf operations revenues at same store country club and golf facilities, and increased revenues at same store resorts. The golf operations revenue increase is primarily attributable to merchandise sales from pro shops the Company purchased during 1998. Operating revenues of same store properties (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years) increased 15.5% to $602.2 million for the 36 weeks ended September 7, 1999 from $521.2 million for the 36 weeks ended September 9, 1998.

     Operating costs and expenses, consisting of direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased 21.5%, to $594.6 million for the 36 weeks ended September 7, 1999 from $489.3 million for the 36 weeks ended September 9, 1998. This increase is primarily due to the addition of the operating costs and expenses from the Cobblestone properties, costs incurred to prepare and produce the 1999 U. S. Open, and increased operating costs at same store country clubs and golf facilities and resorts related to the increases in revenues at these facilities.

     Selling, general and administrative expenses increased 21.6% to $56.2 million for the 36 weeks ended September 7, 1999 from $46.2 million for the 36 weeks ended September 9, 1998 primarily due to increases in expenses for information systems staffing, the company-wide upgrade of technology, and other administrative costs.

     Income from operations before extraordinary item for the 36 weeks ended September 7, 1999 decreased to $6.1 million from $14.4 million due to the recognition of a $13.5 million impairment loss, before tax effect, on long-lived assets (see below). Without the effect of this impairment loss, income from operations before extraordinary item would have increased to $14.9 million for the 36 weeks ended September 7, 1999 due primarily to the hosting of the 1999 U.
S. Open offset by an increase in interest expense. In addition, gain (loss) on divested properties was a loss of ($5.3) million in 1998 compared to a gain of $1.7 million in 1999. The increase in interest expense of $7.6 million for the 36 weeks ended September 7, 1999 was primarily due to the increase in outstanding debt partially offset by a lower interest rate on the outstanding debt during the period than was applicable on long-term borrowings during the same period in 1998.

SEGMENT AND OTHER INFORMATION - 36 WEEKS

Country Club and Golf Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facility segment for the 36 week periods ended September 9, 1998 and September 7, 1999 (dollars in thousands):


                                   Same Store               Total
                                  Country Club           Country Club
                                    and Golf               and Golf
                                   Facilities             Facilities
                              ---------------------  ---------------------
                                 1998        1999       1998        1999
                              -----------  --------  -----------  --------
Number of facilities                   95        95          109       127
Operating revenues            $   255,013  $270,098  $   263,870  $313,075
Operating costs and expenses      210,372   229,206      219,222   270,870
                              -----------  --------  -----------  --------
Segment operating income      $    44,641  $ 40,892  $    44,648  $ 42,205
                              ===========  ========  ===========  ========

     Operating revenues from total country club and golf facilities increased 18.6% due primarily to the addition of the Cobblestone properties and an increase in revenues at same store facilities. Operating revenues from same store country club and golf facilities increased 5.9% for the 36 weeks ended September 7, 1999 from the 36 weeks ended September 9, 1998 principally due to increases in golf operations revenue and membership revenue. The golf operations revenue increase is due primarily to merchandise sales from pro shops the Company purchased during 1998. Operating costs and expenses from total country club and golf facilities increased 23.6% due primarily to the addition of the operating costs and expenses of the Cobblestone properties and increased operating costs related to increased revenues at same store facilities.

Business and Sports Clubs (formerly City Clubs)

     The following table presents certain summary financial data and other operating data for the Company's business and sports club segment for the 36 week periods ended September 9, 1998 and September 7, 1999 (dollars in thousands):


                                Same Store Business       Total Business
                                 and Sports Clubs        and Sports Clubs
                              ----------------------  ----------------------
                                 1998        1999        1998        1999
                              -----------  ---------  -----------  ---------
Number of facilities                   85         85           95         90
Operating revenues            $   160,446  $ 164,039  $   169,712  $ 172,101
Operating costs and expenses      147,637    155,962      157,343    164,559
                              -----------  ---------  -----------  ---------
Segment operating income      $    12,809  $   8,077  $    12,369  $   7,542
                              ===========  =========  ===========  =========

     Operating income from total business and sports clubs decreased 39.0% from September 9, 1998 to September 7, 1999, primarily due to a nonrecurring adjustment of $4.0 million during the 36 weeks ended September 9, 1998. Excluding the effect of this item, operating income from total business and sports clubs would have decreased $0.8 million or 9.9% for the 36 weeks ended September 7, 1999 from the 36 weeks ended September 9, 1998 primarily due to increased operating costs related to increased revenues and increased general and administrative costs.

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resort segment for the 36 week periods ended September 9, 1998 and September 7, 1999 (dollars in thousands):


                                             Same Store Resorts       Total Resorts
                                           -----------------------  ------------------
                                               1998        1999       1998      1999
                                           ------------  ---------  --------  --------
Number of facilities                                 4          4          6         5
Operating revenues                         $   105,708   $168,013   $113,414  $174,097
Operating costs and expenses                    94,021    144,707    102,736   149,805
Impairment loss from assets
     to be held and used                             -     13,483          -    13,483
                                           ------------  ---------  --------  --------
Segment operating income                   $    11,687   $  9,823   $ 10,678  $ 10,809
                                           ============  =========  ========  ========

Lodging data:
Room nights available                          322,231    333,615
Occupancy rate                                    49.9%      53.7%
Average daily room rate per occupied room  $       168   $    173
Average daily revenue per occupied room    $       658   $    775

     Operating revenues from total resorts increased 53.5% primarily due to the increased revenues from Pinehurst principally due to merchandise sales, ticket sales and corporate hospitality tents during the hosting of the 1999 U.S. Open as well as improved pricing on golf and lodging in connection with the hosting of the event. Additionally, the increase is attributable to the increase of 3.8 percentage points in the occupancy rate, primarily at The Homestead.

     Included in 1999 same store resorts' segment operating income is an impairment of long-lived assets at Daufuskie Island Club and Resort, referred to as "Daufuskie". In 1996, ClubCorp purchased Daufuskie for assumption of its liabilities of $4.5 million and had invested an additional $15.3 million in capital expenditures as of September 7, 1999. Excluding the effect of this impairment loss, Daufuskie had operating losses of approximately $4.5 million and $4.1 million for the 36 weeks ended September 9, 1998 and September 7, 1999, respectively. ClubCorp assessed the recoverability of the long-lived assets by determining whether such assets could be recovered over their remaining estimated life through estimated future cash flows. Fair value, for purposes of calculating any impairment, was measured based on discounted estimated future cash flows using a risk-adjusted discount rate. An impairment loss of $13.5 million was recognized for the 36 weeks ended September 7, 1999 related to these long-lived assets. These losses are reported separately as a component of operating income in the Company's Consolidated Financial Statements. If events or circumstances change in the future, additional impairment losses could be recognized.

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

LIQUIDITY AND CAPITAL RESOURCES

       Historically, the Company has financed its operations and capital expenditures primarily through cash flows from operations and long-term debt. The Company distinguishes capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions). Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 3.8% to 7.1% of operating revenues during the last three years. Capital expansions are discretionary expenditures, which create new amenities or enhance existing amenities at existing facilities. Development of the Company's new facilities and planned expansions at existing properties are expected to require capital expenditures of approximately $59.4 and $64.0 million, respectively, over the next two years to be financed with external financing of ClubCorp, Inc. and cash flows from operations.

     At September 7, 1999, the Company exceeded the maximum leverage ratio allowable at the end of each quarter as defined in the $300.0 million and $200.0 million credit facility agreements. On September 24, 1999, the Company finalized a comprehensive refinancing agreement with a group of banks to replace these facilities with a combined $650.0 million senior credit facility. The Company's obligations under this combined facility are guaranteed by certain of its subsidiaries and secured by stock pledges of certain of its subsidiaries. The interest rate is typically determined using a LIBOR-based pricing matrix as defined in the agreement. The Company used the combined facility to refinance approximately $519.1 million in existing debt, consisting primarily of the amounts outstanding under the $300.0 million and $200.0 million credit facility agreements. The Company intends to use the facility to finance future acquisitions, capital expansions at existing facilities and working capital needs. This combined facility includes the following: (i) a $350.0 million revolving credit facility which matures on September 24, 2004, (ii) a $100.0 million Facility A Term Loan which matures on September 24, 2004 and (iii) a $200.0 million Facility B Term Loan which matures on March 24, 2007. The amount outstanding under the revolving credit facility, including letters of credit of $11.1 million, was $256.4 million as of October 18, 1999 at an interest rate of LIBOR plus 150 basis points. As of the same date, $100.0 million of the Facility A Term Loan and $200.0 million of the Facility B Term Loan were outstanding, at interest rates of LIBOR plus 200 basis points and LIBOR plus 300 basis points, respectively.


YEAR 2000 READINESS DISCLOSURE

     Many computer software applications and computer operating programs do not properly recognize calendar dates beginning in the year 2000. This recognition failure could cause computers to shut down or provide incorrect information. We rely extensively on computer systems to monitor and coordinate our operations. In addition, non-computer systems and functions such as elevators, climate control systems and security systems can be affected similarly by year 2000 issues. If our computer or other systems cease to function, or function improperly, for a significant period, it is likely that our operations and financial results would be adversely affected.

     Our  Year 2000 Efforts are Combined with Our Company Wide IT System Upgrade

     We have commenced a company wide upgrade of our computer systems and accounting systems and are replacing our accounting systems with an Oracle system. Part of our year 2000 IT System remedial process includes end to end testing of the new systems to validate that these systems are year 2000 ready as warranted. In conjunction with the ClubCorp project installation team, EDS has been retained to coordinate this end to end testing.

     State  of  Readiness

         Assessment

     The year 2000 issue affects IT Systems and Non-IT Systems. We use the term "IT Systems" to mean information technology systems that we use in our business including accounting, data processing, time management, and point-of-sale systems that use computer equipment and software. While we have commenced a company-wide upgrade of our computer systems that is designed to address many of our internal year 2000 issues for our IT Systems, the entire upgrade is not expected to be completed until the end of 2000. IT Systems that are not expected to be upgraded by 2000 are being reprogrammed to address year 2000 issues. EDS is leading the initiative to remediate and then to test the reprogrammed systems to ensure that our IT Systems are year 2000 ready. We expect that the reprogramming testing will be completed during November 1999. "Non-IT Systems", such as elevators and other machinery, also may be affected by the year 2000 issue as a result of embedded chip technology, such as microprocessors and other factors.

     IT System Remedial Initiative

     As described above, we have upgraded or replaced hardware that is not year 2000 ready, upgraded purchased software to year 2000 compliant releases, and remediated internally developed software. We believe we have completed a substantial portion of the work necessary to make our existing systems year 2000 ready. The effort to finish the testing of the existing hardware and software is being led by EDS with significant involvement by ClubCorp employees. The principal remediation effort involved recompiling existing programs using a year 2000 compliant compiler. Modifications to the software and unit testing that we believe will address year 2000 issues are completed and we expect system testing to be completed during November 1999. If the remediation of existing hardware and software systems is inadequate or is not completed in a timely manner, year 2000 issues could have a material adverse effect on our operations and results.

     Non-IT Remedial Initiative

     We have evaluated our critical Non-IT Systems and believe that we have systems and functions that are mission critical including, but not limited to the following: fire/life safety systems, electrical systems, communication systems, air-conditioning/heating systems, security controls, vertical transportation systems, voice grade communication systems, facility management systems, hotel management systems and restaurant equipment. In addition to remediation, contingency planning will be performed system-wide prior to year end.

     Third Party Initiative

     We have undertaken an initiative to assess the potential impact of year 2000 issues on our significant vendors, suppliers, landlords and other third-party relationships, and the potential resulting impact on our business, including vendors of mission significant systems and functions. We compiled a list of significant relationships and mailed letters to these critical third parties to assess the risk of a disruption in service and the extent to which such a disruption would affect our operations. Substantially, all responses and research has been completed and no significant matters were noted. However, the information contained in a number of the responses and the research materials were generic in nature and did not specifically address the stage of their year 2000 initiatives. The Company will continue seeking alternate vendors in advance of December 31, 1999 in the event satisfactory responses are not received and ensure that contingency actions plans are in place.

     While management does not believe it directly depends, to a significant extent, on any third party's computer systems or ability to operate in general, there can be no assurance that year 2000 problems encountered by companies with whom we do business will be resolved in a timely manner or that such other companies' failure to resolve such problems would not have a material adverse effect on ClubCorp.

     Costs

     We estimate that the cost of our specific Year 2000 compliance efforts of upgrading current systems and purchased software, remediating internally developed software, testing non-IT systems and contingency planning will be approximately $2.3 million. This includes estimated expenditures for additional personnel, attorneys and consultants in our Year 2000 efforts. As of October 5, 1999, $1.4 million had been expensed relating to these projects.

     Risks

In a reasonably likely worst case scenario, our remediation of existing IT Systems and Non-IT equipment may not be completed in a timely manner, or year 2000 problems of significant third parties may not be resolved in a timely manner. Such worst case scenarios could involve loss of revenues relating to the loss of business as a result of our inability to operate our facilities through hardware, software or equipment failures due to year 2000 problems.

     Contingency Plans

     We have developed contingency plans as a part of our efforts to identify and correct year 2000 problems. These plans are being communicated to all operating units with testing to be finalized by the end of the year. Many of our operations have contingency plans in place for natural disasters such as earthquakes, floods, hurricanes and the like, which are a basis for our year 2000 contingency plans. These plans may also include short term use of backup equipment and software, increased work hours for ClubCorp personnel and/or use of contract personnel and/or orderly shut down of the buildings and/or clubs on December 31, 1999 and January 1, 2000 in order to perform tests of critical systems.

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

     The Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires, among other things, that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company routinely reviews all long-lived assets for potential impairment by determining whether they could be recovered over their remaining life through estimated future cash flows. Fair value, for purposes of calculating any impairment, is measured based on discounted estimated future cash flows using a risk-adjusted discount rate. For the 36 weeks ended
September 7, 1999, an impairment loss of $13.5 million relating to the long-lived assets at Daufuskie was recognized. This impairment loss is reported separately as a component of operating income in the Company's Consolidated Financial Statements. If events or circumstances change in the future, additional impairment losses could be recognized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to interest rate changes and foreign currency fluctuations. The interest rate exposure is principally attributable to the Company's combined $650.0 million senior credit facility which was finalized on September 24, 1999, in which interest is typically determined using a LIBOR-based pricing matrix as defined in the agreement and is comprised of a $350.0 million revolving credit facility, the Facility A Term Loan and the Facility B Term Loan ($245.3 million, $100.0 million and $200.0 million, respectively, outstanding at October 18, 1999). This credit facility was entered into primarily to refinance the existing debt, to finance future acquisitions, to finance capital expansions at existing facilities, and working capital needs. The Company uses financial instruments, principally swaps, to manage its interest rate exposure on $139.5 million of the borrowings under this credit facility. The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

     There have been no changes in the notional amounts, pay rates, receive rates or maturity dates of the interest rate swap agreements outstanding at December 28, 1998. As of September 7, 1999, the mark-to-market value of these interest rate swap agreements has increased to $3.0 million from a total negative mark-to-market value of $2.9 million as of December 29, 1998 as a result of the increase in market interest rates. This incorporates only those exposures that exist as of September 7, 1999, and does not consider exposures or positions that have arisen after that date. Moreover, because firm commitments are not presented herein, the information presented has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
               4.3* - Certificate of Incorporation of ClubCorp, Inc.
              10.1  - Form of First Amendment and Restated Credit Agreement among
                        ClubCorp, Inc. and Certain Lenders for $650,000,000 dated
                        September 24, 1999
              15.1  - Letter from KPMG LLP regarding unaudited interim financial statements
              24.1  - Power of Attorney
              27.1  - Financial Data Schedule
         (b)  Reports on Form 8-K
              Not applicable


* Incorporated by reference to the Company's Post-Effective Amendment No. 1 to Form S-8 (Registration Nos. 33-89818, 33-96568, 333-08041 and 333-57107)

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ClubCorp, Inc.


Date:  October 21, 1999                        By:  /s/James P. McCoy, Jr.
       ----------------                             ----------------------
                                                    James P. McCoy, Jr.
                                                    Chief Financial Officer
                                                    (chief accounting officer)