Form 10-K
period 1999-12-28
CLUBCORP INC
filed 2000-03-24
CIK 929455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                               __________________

[  X  ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1999
                                       OR
[    ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
             For the transition period from __________ to _________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at December 28, 1999 (the most recent date on which an appraisal was performed), based on the most recent appraised price of the Registrant's Common Stock, was $96,822,483.

     The number of shares of the Registrant's Common Stock outstanding as of March 9, 2000 was 94,436,903.

                                TABLE OF CONTENTS



         PART I

Item 1   Business                                                                3
Item 2   Properties                                                             10
Item 3   Legal Proceedings                                                      11
Item 4   Submission of Matters to a Vote of Security Holders                    11

         PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters  12
Item 6   Selected Financial Data                                                13
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              14
Item 7a  Quantitative and Qualitative Disclosures about Market Risk             27
Item 8   Financial Statements and Supplementary Data                            28
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                              28

         PART III

Item 10  Directors and Executive Officers of the Registrant                     29
Item 11  Executive Compensation                                                 31
Item 12  Security Ownership of Certain Beneficial Owners and Management         34
Item 13  Certain Relationships and Related Transactions                         35

         PART IV

Item 14  Exhibits, Financial Statement Schedule and Reports on Form 8-K         36

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ClubCorp, Inc. (referred to as ClubCorp or the Company), is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns, operates or manages country clubs, golf clubs, public golf courses, business clubs, business/sports clubs, sports clubs, resorts and certain related real estate through sole ownership, partial ownership (including joint venture interests) and management agreements. The Company's operations are organized into three principal business segments according to the type of facility or service: country club and golf facilities, business and sports clubs and resorts. The Company's primary sources of revenue include membership dues, membership fees and deposits, food and beverage sales, revenues from golf operations and lodging.

     ClubCorp is the world's leader in delivering golf, private clubs and resort experiences. As of December 28, 1999, the Company's operations and ventures spanned 30 states and 10 countries. The Company's portfolio of 224 facilities included (i) 137 country clubs, golf clubs, public golf facilities and resorts, with a total of 187 golf courses and (ii) 87 business, sports and business/sports clubs and its membership base exceeded 225,000 memberships. Trophy resorts and clubs in the Company's portfolio include Pinehurst Resort and Country Club in North Carolina, The Homestead Resort in Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone Country Club in Akron, Ohio, Mission Hills Country Club near Palm Springs, California, The Metropolitan Club in Chicago and the Lakelands Golf Club in Brisbane, Australia. Golf Digest, Golf Travel and other golf industry publications consistently rank golf courses at Pinehurst, Barton Creek and The Homestead among the best in the United States.

     The predecessor corporation to ClubCorp was organized in 1957 under the name Country Clubs, Inc. All references herein to ClubCorp shall also include Country Clubs, Inc. and its successor corporations. For purposes of this document, references to the "Company" include ClubCorp's various subsidiaries. However, ClubCorp and each of its subsidiaries is careful to maintain its separate legal existence, and general references to the Company should not be interpreted in any way to reduce the legal distinctions between subsidiaries or between ClubCorp and its subsidiaries.


EMPLOYEE STOCK OWNERSHIP PLAN

     The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, pursuant to Section 15(d) thereof, because the Company has filed a registration statement on Form S-1, which became effective
October 24, 1994 pursuant to the Securities Act of 1933 (the Registration Statement). The Registration Statement registered participation interests in the ClubCorp Stock Investment Plan (the "Plan") and the Company's common stock, $.01 par value per share (the Common Stock), to be sold to the Plan, which was amended and restated on January 1, 1999, to become the ClubCorp Employee Stock Ownership Plan (the Amended Plan). Employees eligible to participate in the Plan and the Amended Plan were able to invest in participation interests in the Common Stock through payroll deductions of 1% to 6% of their pretax compensation, subject to certain limitations. The Company contributes an amount on such employee's behalf of at least 20% and up to an additional 30%, for a maximum potential total of 50%, of the eligible employee's contributions to the Plan and the Amended Plan with the Company contributions vesting over time. Any contributions by the Company over the 20% minimum are within the discretion of the Board of Directors.

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

     All contributions to the Amended Plan were invested in Common Stock (except for contributions temporarily invested pending investment in Common Stock) at December 28, 1999. The Amended Plan purchased Common Stock from ClubCorp and certain of its stockholders at fair market value, which is determined quarterly by the Company using a formula based on certain financial measures (the "Formula Price") and confirmed as within the range of fair market value by Houlihan Lokey Howard and Zukin Financial Advisors, Inc., an independent financial advisory firm (the "Financial Advisor"). See Item 5-"Market for Registrant's Common Equity and Related Stockholder Matters". Because the Amended Plan invests primarily in Common Stock, the value of each eligible employee's participation interests in the Amended Plan depends on the value of the Common Stock from time to time, which in turn is dependent on the financial success of the Company. However, in general, no employee participating in the Amended Plan has any right to vote the Common Stock or to receive a distribution of Common Stock from the Amended Plan, other than in the case of termination, disability or retirement.

OPERATIONS

Background and Philosophy
-------------------------

     ClubCorp was founded in 1957 to develop Brookhaven Country Club in the north Dallas area. In the mid-1960s, the Company established its first business club (formerly referred to as a city club) on the belief that it could profitably expand its operations by applying its club management skills and member-oriented philosophy to a related line of business. The Company commenced international operations in 1980 and recently extended its international presence by acquiring a 29.9% interest in the PGA European Tour Courses, PLC (referred to as ETC) and by developing a 27 hole semi-private club in Lipperswil, Switzerland. In the mid-1980s, the Company entered the resort industry when it capitalized on a turn-around opportunity by acquiring Pinehurst and further diversified its participation in the golf industry when it began developing, owning and operating public golf facilities in 1986. On March 31, 1999, the Company completed its largest acquisition to date by acquiring 22 facilities of the Cobblestone Golf Group.

     Mr. Robert H. Dedman, Sr. established ClubCorp on the belief that private clubs represented a significant business opportunity for a company that could combine professional development and management skills with the dedication to personal service necessary to attract and retain members. This commitment to professionalism and personal service is reflected in the Company's member-oriented philosophy: create lasting value for members, guests, employees and financial partners by providing facilities and services that exceed expectations and engender pride in belonging. ClubCorp's management and employees recognize that the Company is in a relationship business where member and guest satisfaction are essential to long-term growth and profitability. The Company is committed to maintaining its leadership position in the golf-related and business club segments by creating an environment where members, guests and employees are treated with respect, trust and honesty. ClubCorp's policy is not to restrict membership in its facilities on the basis of race, religion, gender or other immutable characteristics.

     In directing the Company's growth since its formation, Mr. Dedman has emphasized quality service and facilities, endeavoring to exceed the expectations of the Company's members and guests. Senior management believes that the Company's success depends greatly upon the motivation, training and experience of its employees. See-"Employees".

     From the beginning of the Company, Mr. Dedman focused on assembling an experienced management team to lead the Company. ClubCorp's nine executive officers, including the Chairman of the Board, possess an average of 17 years of experience with the Company. The Company has also attempted to attract and retain qualified, dedicated managers for its country club, golf club and public facilities, business and sports clubs and resorts. These managers possess an average of nine years of experience with the facilities of the Company. The
Company provides an extensive, proprietary system of in-house training and education for all of its employees that is designed to improve the quality of services provided to members and guests.

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

Nature of Operations
--------------------

     The Company operates country club and golf facilities, business and sports clubs and resorts through sole ownership, partial ownership and management agreements. In addition, the Company performs various corporate services internally and for third parties and develops and sells real estate. See-"Other Operations". With respect to its wholly-owned operations, in some cases the Company owns the real property where the country club, golf club and public golf facility, business and sports facility and resort is operated and in other cases the Company leases the real property from third parties.

     The Company owned and/or operated 224 country club, golf club and public golf facilities, business and sports clubs and resorts at December 28, 1999, serving approximately 225,000 memberships. Management believes that the Company's existing club, resort and other facilities and its base of club members represent a significant value to the Company. For example, certain of the Company's country clubs that were developed many years ago are now located in highly populated areas where development of a new facility would be prohibitively expensive.

     The success of the Company's private club and golf club business is dependent on the Company's ability to attract new members, retain existing members and maintain or increase levels of club usage. The success of the Company's country club, golf club, public golf and resort operations is also dependent on levels of usage by the Company's members and guests. Although the Company devotes a large amount of resources to promote its facilities and services, many of the factors affecting club membership and usage are beyond the control of the Company. Local and federal government laws, including income tax regulations applicable to the Company and its club members and guests, can adversely influence membership activity. See-"Government Regulation". Changes in consumer tastes and preferences, local, regional and national economic conditions, including levels of disposable income, weather and demographic trends can also have an adverse impact on club membership and usage. See Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality of Demand; Fluctuations in Quarterly Results".

     The Company's operations are organized into three principal business segments according to the type of facility or service: country club and golf facilities, business and sports clubs and resorts. Lines of business not assigned to a principal business segment include international operations and real estate.

Country Club and Golf Facilities
--------------------------------

     The Company's domestic portfolio includes 125 private country clubs, golf clubs or public golf facilities. The Company's private country clubs generally provide at least one golf course and a combination of one or more of the following: dining rooms, lounge areas, meeting rooms, grills and ballrooms, tennis courts, swimming pools and pro shops. The Company's private country clubs include Firestone Country Club, host of one of the two U.S. stops on the 1999 World Golf Championship Tour - NEC Invitational, Mission Hills Country Club, home of the Nabisco Championship, Indian Wells Country Club near Palm Springs, California, home of the Bob Hope Chrysler Classic, Gleneagles Country Club near Dallas and Kingwood Country Club near Houston. The Company's golf clubs generally offer both private and public play, a driving range and food and beverage concessions. Golf clubs include Inverrary Country Club in Florida and Golden Bear Golf Club at Indigo Run in South Carolina. ClubCorp's public golf facilities are daily fee facilities that offer a "member for the day" experience and generally provide the same facilities and services as golf clubs. The Company's public golf facilities include Kingwood Cove Golf Club near Houston and Teal Bend Golf Club in Sacramento. In 1999, the Company's country club and golf facilities segment had operating revenues of $460.0 million and segment operating income of $60.9 million. See Note 11 to the Consolidated Financial Statements of the Company included in Item 8.


Business and Sport Clubs (formerly City Clubs)
----------------------------------------------

     The Company's 82 domestic business and sports clubs consist of business clubs, sports clubs and business/sports clubs. In 1999, the Company repositioned its business clubs as the "office away from the office" where members and guests can conduct business and business entertaining. Business clubs provide private and sophisticated settings in metropolitan locations to fulfill the dining, business or social entertainment needs of the business professional. Sports clubs provide an array of facilities, which generally include racquetball and squash courts, jogging tracks, exercise areas, weight machines, aerobic studios, swimming pools and, occasionally, tennis and basketball courts. Business/sports clubs combine the ambiance and amenities of a business club with the facilities of premier sports clubs. The Company's business clubs include The Metropolitan Club in Chicago, The Columbia Tower Club in Seattle, The City Club of San Francisco, The Athletic and Swim Club at Equitable Center in New York City and The University Club in Houston. In 1999, the Company's business clubs segment had operating revenues of $263.4 million and segment operating income of $18.4 million. See Note 11 to the Consolidated Financial Statements of the Company included in Item 8.

Resorts
-------

       The Company's five destination resorts typically offer lodging and conference facilities, dining and lounge areas, golf, tennis, recreational facilities, European style spas and other resort amenities. Golf Digest, Golf Travel and other golf industry publications consistently rank golf courses at Pinehurst, Barton Creek and The Homestead among the best in the United States. Pinehurst, the largest golf resort in the world, with eight golf courses, hosted the 1999 United States Golf Association Open Championship (the "U.S. Open"). It was recently announced by the USGA that Pinehurst will once again host the U.S. Open in 2005. In 1999, the Company's resort segment had operating revenues of $238.6 million and segment operating income of $19.1 million. See Note 11 to the Consolidated Financial Statements of the Company included in Item 8.

Other Operations
----------------

International Operations and Real Estate
----------------------------------------

     The Company's international division operates seven golf facilities, including one under construction, and five business and sports clubs outside the United States. The Company's international operations include the Marina Vallarta Club de Golf in Puerto Vallarta, Mexico, the Drift Golf Club in Surrey, England and the Capital Club in Beijing, China.

     ClubCorp develops and sells residential real estate adjacent to its golf facilities and sells ownership shares at destination golf clubs through its Owner's Club program. Owner's Club members now enjoy five locations including the Telluride Club in Colorado and The Homestead in Virginia.

     In 1999, the Company's international operations and real estate business had combined operating revenues of $47.3 million and an operating loss of $2.9 million. See Notes 11 and 12 to the Consolidated Financial Statements of the Company included in Item 8.

Other Services
--------------

     ClubCorp performs a number of services on a company-wide basis, including certain centralized marketing, accounting, technology support, purchasing and disbursement functions. The Company publishes Private Clubs , an award winning bi-monthly magazine directed at club members and resort guests which showcases ClubCorp's facilities. The Company is currently developing members-only web sites for each of its private clubs worldwide. The web sites will deliver club-related and lifestyle content for members.

Equity Investments
------------------

     The Company owns a 29.9% interest in ETC, a publicly traded English company which owns and operates golf facilities in England, Sweden, Spain and Portugal, many of which have hosted premier golf tournaments, including the British Masters. Robert H. Dedman, Jr., President, Chief Executive Officer and Director and Terry A. Taylor, Executive Vice President, Secretary and General Counsel, are members of the Board of Directors of ETC.

     The Company also owns a 24.9% interest in ClubLink Corporation, the largest owner and operator of high quality golf facilities in Canada. ClubLink is a publicly traded company that owns and operates golf facilities and resorts. Robert H. Dedman, Jr. and James M. Hinckley, Chief Operating Officer and Director, are members of the Board of Directors of ClubLink.

     ClubCorp's other investments include joint ventures for the operation of four real estate developments, four country clubs, three golf clubs and two business clubs. The results of operations of these other investments are included in the operating segment to which they relate.

Expansion and Development
-------------------------

     The Company continually evaluates opportunities to increase the number of golf facilities, business and sports clubs and resorts that it owns and operates both domestically and internationally, through acquisitions, joint ventures and development. ClubCorp's executive officers routinely participate in the evaluation of strategic opportunities. An example of the Company's implementation of its external growth strategy is its 1998 joint venture agreement with Jack Nicklaus' Golden Bear International, Inc. The joint venture was formed to build and operate a variety of private and public golf facilities, including "The Bear's Best " concept, a series of courses that will feature replicas of the best Nicklaus-designed golf holes. The Golden Bear joint venture has resulted in two facilities which are currently under construction, The Nicklaus Golf Clubs at BirchRiver near Atlanta, Georgia and at Lionsgate in Overland, Kansas, which are expected to open in the fall of 2000 and 2001, respectively.

     On March 31, 1999, ClubCorp completed its largest acquisition to date when it acquired 22 facilities of the Cobblestone Golf Group. Through this $213.0 million acquisition, the Company expanded its presence significantly in the southeastern United States and Texas. Management believes that the integration of all functions has been substantially completed, including, but not limited to, club management, human resources, accounting and membership.

     The success of the Company's external growth strategy will depend in part upon the availability of suitable facilities on acceptable terms, the availability of adequate financing, equity capital and other factors beyond the Company's control. The Company has a committed staff to constantly evaluate development and acquisition opportunities. The success of the Company's external growth strategy also will depend on the Company's ability to effectively integrate acquired facilities and development projects into existing operations, including achieving synergies between new and existing operations and instilling its member-oriented philosophy.

     A core component of the growth strategy is the internal growth strategy which involves the expansion of existing facilities in order to increase profitability. Management believes that many of its facilities have unused capacity and that the Company has the experience and management skills necessary to increase the utilization of these facilities while maintaining member satisfaction. Some of the Company's facilities are at, or near, capacity. For some of these facilities, management believes it can grow revenues by adding additional amenities, such as additional golf courses. During 1999, the Company demonstrated the success of its internal growth strategy with the construction of an additional Tom Fazio designed golf course and room expansion at Barton Creek.

Sales and Marketing
-------------------

     The Company advertises and markets its golf facilities, business and sports clubs and resorts through diverse media. Among other things, the Company sponsors the Associate Clubs Program, which provides members of clubs owned, leased or managed by the Company with access to other clubs outside a certain radius of the members' club. In cities where multiple Associate Clubs are located, membership in a Society is often available. Society membership provides privileges in many clubs within the same city area without any radius restrictions and also provides additional benefits such as VIP seating at events and concierge services. In addition, the Company publishes Private Clubs magazine, which reaches the majority of the members at the Company's clubs and resorts plus the Company's affiliate clubs and resorts and which advertises the Company's facilities. The magazine's focus is on golf, travel, food, wine and spirits and other aspects of the "private club experience." Regular features include unusual destinations and travel tips, profiles of members who are business leaders, club profiles, wine reviews, recipes from club chefs, golf and tennis tips, solutions to health and fitness concerns and humor.


     The Company hosts a number of professional golf tournaments, which are intended to provide community and charitable involvement and publicity for the Company's facilities. Some of the most notable tournaments the Company hosted during 1999 were the 1999 U.S. Open at Pinehurst, the 1999 World Golf Championship - NEC Invitational at Firestone Country Club, the Bob Hope Chrysler Classic at Indian Wells Country Club and the Nabisco Championship at Mission Hills Country Club. In addition, Pinehurst Championship Management, the sports marketing division of ClubCorp, was selected to manage the 2001 United States Women's Open Championship at the Pine Needles Golf Resort in Southern Pines, North Carolina and in 2005 Pinehurst will once again host the U.S. Open.

     The Company believes it has established a strong rapport with numerous professional organizations including the following:

*     United States Golf Association;
*     Professional Golf Association and Ladies Professional Golf Association
        Tours;
*     American Junior Golf Association;
*     National Golf Course Owners Association;
*     Club Managers Association of America;
*     National Club Association;
*     International Health, Racquet & Sports Club Association; and
*     National Restaurant Association.

     These special relationships have enabled the Company to bring distinctive tournaments and events, such as the U. S. Open and the PGA Tour Championship, as well as numerous other prestigious events, to the Company's clubs and resorts throughout the world. The Company hosts many United States Tennis Association events, including the Rolex Indoor Collegiate Tennis Tournament, along with other athletic activities such as swimming, diving, lawn bowling and croquet. In addition, the Company's clubs have been recognized for their culinary artistry. Many have earned distinctive awards from the American Culinary Federation. In March 2000 it was announced that Chief Executive Officer and President of ClubCorp, Robert H. Dedman, Jr. will serve a three year term on the Board of Directors of the National Golf Foundation which is a nonprofit organization that provides information, consulting and research for the golf industry.

Government Regulation
---------------------

     The Company's operations are subject to numerous laws and government regulations, including environmental, occupational health and safety, labor and alcoholic beverage control laws and laws relating to access for disabled persons. Changes to these laws or regulations could adversely affect the Company. The Company has in place policies designed to bring or keep its facilities in compliance, and audit procedures to inspect for compliance, with all current federal, state and local environmental laws.

     Operations at the Company's golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oil and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removing such hazardous substances that are released on, or in, its property and for remediation of its property. Such laws often impose liability regardless of whether a property owner or operator knew of, or was responsible for, the release of hazardous materials. In addition, the presence of such hazardous substances, or the failure to remediate the surrounding soil when such substances are released, may adversely affect the ability of a property owner to sell such real estate or to pledge such property as collateral for a loan. The Company has not been informed by the Environmental Protection Agency or any state or local governmental authority of any non-compliance or violation of any environmental laws, ordinances or regulations likely to be material to the Company, and the Company believes that it is in substantial compliance with all such laws, ordinances and regulations applicable to its facilities and operations. See Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Operating Results".

     The Company is also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. The salaries of a significant number of the Company's personnel are based on the federal minimum wage and recently adopted increases in the minimum wage have increased the Company's labor costs. In addition, the Company is subject to certain state "dram-shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. The Company is also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain minor renovations to various of the Company's facilities to meet federally mandated access and use requirements. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

     The Company has operations in a number of states which regulate the licensing of restaurants and resorts, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. While the Company believes that it is, and will continue to be, in substantial compliance with these requirements, there can be no assurance that these requirements will not change or that any such change will not adversely affect the Company.

Competition
-----------

     The Company operates in a highly competitive industry. The Company's clubs and resorts compete primarily on the basis of price, management expertise, featured facilities and quality and breadth of services. With respect to resorts, the Company competes on a national and international level with numerous hotel and resort companies. Competition in this part of the industry is intense and there can be no assurance that such competition will not adversely affect revenues, costs or operating income of the Company's resorts. The Company's country club and golf facilities compete on a local and regional level with other country club and golf facilities and the Company's business and sports clubs compete on a local and regional level with fine dining establishments and other clubs. The level of competition in these lines of business varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a material adverse effect on the Company's results from that region. The Company's results of operations also could be affected by a number of additional competitive factors, including the availability of, and demand for, alternative forms of recreation. In addition, many of the Company's public golf and destination resort facility competitors have substantially greater financial and other resources than the Company.


     The Company also competes for the purchase and lease of golf courses with national and regional golf course management companies, including American Golf Corporation, real estate investment trusts such as National Golf Properties, and, less frequently, with individuals and small ventures that typically own one or more golf courses. There are many opportunities for consolidation in the highly fragmented golf course ownership industry in the United States and the industry has seen a high level of consolidation in the last few years. As a result of these consolidations the Company has and may continue to experience increased competition in the acquisition of premier properties. In the acquisition of golf courses, companies compete primarily on the basis of price and their reputation for operating golf courses and many of these investors have significant equity resources available to them, sometimes providing the ability to pay substantially more for the type of facilities consistent with those in the Company's portfolio.

     Acquisitions are based not only upon the value of the facility, but on the strategic positioning of the transaction, such as concentration in a geographical area and in markets that represent the best investment opportunity. Management believes that it is uniquely prepared to capitalize on consolidation opportunities due to its external growth experience with large acquisitions such as Cobblestone, and its ability to apply economies of scale and other advantages associated with having a substantial portfolio of facilities. The Company is focusing on "clustering" potential acquisitions in geographical proximity with existing clubs in order to experience significant operating efficiencies, thereby allowing the Company to compete more efficiently than its competitors in the operation of these facilities.

     Recently, there has been a substantial increase in the development of golf facilities throughout the United States. Significant numbers of the new courses being built are open to the public for a daily fee. Competition in this market has intensified and the increase in availability of daily fee courses has adversely affected demand in portions of the private club market. According to the National Golf Foundation, the ratio of average number of golfers per course (18-hole equivalent) has declined and new course development has outpaced demand in growth in recent years. Continued substantial increases in the number of available golf facilities and additional decreases in the ratio of average number of golfers per course could adversely affect the Company's business and results of operations.

     In the operation of its facilities, the Company competes on the basis of its reputation to deliver value through the quality of the facility and quality of services provided to its members and guests. The Company believes it competes favorably with respect to these factors. The Company has a program, known as "Associate Clubs" with varying levels of membership, that allows members of a club in one market to utilize Company clubs in different markets, thus enhancing the value of club membership. Because of the large number of facilities maintained by the Company, a member is provided access to a wide number of facilities. The Company believes this program affords it a competitive advantage over competitors that do not maintain similar programs and over other competitors that have similar programs, but fewer facilities.

EMPLOYEES

     As of December 28, 1999, the Company employed approximately 15,000 full-time, 7,000 part-time and 1,000 seasonal employees in its operations.

     The success of the Company's business is dependent in part on the Company's ability to attract and retain experienced management and other employees on economical terms. Management believes that the Company's employees represent an important asset; however, the Company is not dependent upon any single employee, or a small group of employees, whose loss would have a material adverse effect on the Company. Although the Company believes that its labor relations are good, increased labor and benefit costs or a deterioration in the Company's labor relations could adversely affect the Company's operating results. As of December 28, 1999, approximately 125 of the employees engaged in the Company's operations were covered by two collective bargaining agreements, one of which expired on December 31, 1999 and is currently being renegotiated and one that expires on March 31, 2002.

CUSTOMERS

     The Company is not dependent upon a single customer, or a few customers, whose loss would have a material adverse effect on the Company. In addition, as of December 28, 1999, there is no customer to which the Company has sales equal to 10.0% or more of the Company's consolidated revenues and whose loss would have a material adverse effect on the Company as a whole.

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

AVAILABLE INFORMATION

     ClubCorp, Inc. files annual, quarterly and special reports and other information with the Securities and Exchange Commission (the "SEC"). All documents may be located at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or you may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. ClubCorp's SEC filings are also available to the public at ClubCorp's internet site www.clubcorp.com or at the SEC's internet site www.sec.gov.

ITEM 2.  PROPERTIES

     The Company owned and/or operated 224 golf facilities, business and sports clubs and resorts as of December 28, 1999. The following table provides a profile of the composition of the Company's portfolio of facilities from December 25, 1996 to December 28, 1999.

         Additions, Divestitures and Reclassifications of Facilities


                                 COUNTRY    GOLF   PUBLIC               BUSINESS/
                                  CLUBS    CLUBS    GOLF    BUSINESS     SPORTS    SPORTS   RESORTS   INTERNATIONAL   TOTAL
                                 --------  ------  -------  ---------  ----------  -------  --------  --------------  ------
AT DECEMBER 25,  1996                 72      13       28         71          20        5        10               8     227
Facilities added during 1997           1       -        -          1           -        -         -               3       5
Facilities divested during 1997       (3)     (1)      (2)        (2)          -       (1)       (3)              -     (12)
                                 --------  ------  -------  ---------  ----------  -------  --------  --------------  ------

AT DECEMBER 31, 1997                  70      12       26         70          20        4         7              11     220
Facilities added during 1998           2       -        1          3           -        -         1               2       9
Facilities divested during 1998       (2)      -       (2)        (3)          -       (1)       (1)             (1)    (10)
Reclassifications during 1998          5      (4)       1         (1)          1        -        (2)              -       -
                                 --------  ------  -------  ---------  ----------  -------  --------  --------------  ------

AT DECEMBER 29, 1998                  75       8       26         69          21        3         5              12     219
Facilities added during 1999          11      15        4          1           -        -         1               3      35
Facilities divested during 1999       (4)     (1)      (9)       (11)         (1)       -        (1)             (3)    (30)
Reclassifications during 1999         (2)      3       (1)         -          (2)       2         -               -       -
                                 --------  ------  -------  ---------  ----------  -------  --------  --------------  ------

AT DECEMBER 28, 1999                  80      25       20         59          18        5         5              12     224
                                 ========  ======  =======  =========  ==========  =======  ========  ==============  ======

_____________________________
(1) Facilities added includes acquisitions of owned, leased, partially owned or managed facilities, joint ventures and other investments. Facilities divested includes sales of owned or partially owned facilities and other investments and terminated leases and management agreements that are not renewed or replaced.

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

The Company owns, leases or manages the facilities in its portfolio. The following table summarizes the number and reclassifications in the type of the Company's facilities operated for the periods indicated:


                                                            PARTIALLY
                                       WHOLLY OWNED           OWNED
                                 ------------------------  OPERATIONS
                                    OWNED       LEASED         AND        MANAGED        UNDER
                                 FACILITIES   FACILITIES     MANAGED    OPERATIONS   CONSTRUCTION   TOTAL
                                 -----------  -----------  -----------  -----------  -------------  ------
AT DECEMBER 25, 1996                     84          100            7           28              8     227
Facilities added during 1997              1            -            1            1              2       5
Facilities divested during 1997          (4)          (4)          (1)          (3)             -     (12)
Reclassifications during 1997             1            1            4            -             (6)      -
                                 -----------  -----------  -----------  -----------  -------------  ------

AT DECEMBER 31, 1997                     82           97           11           26              4     220
Facilities added during 1998              1            2            -            1              5       9
Facilities divested during 1998          (1)          (4)           -           (4)            (1)    (10)
Reclassifications during 1998             3            1           (1)           -             (3)      -
                                 -----------  -----------  -----------  -----------  -------------  ------

AT DECEMBER 29, 1998                     85           96           10           23              5     219
Facilities added during 1999             22            4            3            2              4      35
Facilities divested during 1999          (3)         (20)           -           (6)            (1)    (30)
Reclassifications during 1999             1            3            1           (1)            (4)      -
                                 -----------  -----------  -----------  -----------  -------------  ------

AT DECEMBER 28, 1999                    105           83           14           18              4     224
                                 ===========  ===========  ===========  ===========  =============  ======

     The Company leases its executive offices in Dallas, Texas, an office in Australia in connection with its operations in Australia and Southeast Asia and an office in England in connection with its operations in England, Europe and South Africa.

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


ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes the Company has meritorious defenses to these legal matters and that any potential liability from these matters would not materially affect the Company's financial condition and results of operations. See Note 14 of the Notes to Consolidated Financial Statements included under Item 8.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for the Common Stock. In connection with certain employee benefit plans (including the Plan and the Amended Plan), the Board of Directors of ClubCorp has periodically established a formula price for the Common Stock (the "Formula Price"). The Formula Price is based upon a multiple of the Company's recurring cash flows from operations, with certain exceptions for specific assets, including certain long-term investments valued at the lower of cost or market. See Item 1, -"Business - Employee Stock Ownership Plan".

     On December 1, 1999, the Company sold 9.4 million shares of Common Stock at a price of $16.00 per share and issued 1.0 million Common Stock purchase warrants with an exercise price of $17.00 per share to Cypress Merchant Banking Partners II L.P., Cypress Offshore Partners L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners L.P. and Cypress Merchant Banking II C.V., (collectively referred to as The Cypress Group) for total consideration of $150.0 million. Along with this transaction, Robert H. Dedman, Sr., Robert H. Dedman, Jr., Patricia Dedman Dietz, and the Dedman Foundation and related trusts, collectively referred to as the Dedman Stockholders, sold a total of 4.7 million shares of Common Stock at a price of $16.00 to The Cypress Group for $75.0 million. In connection with this sale, a Stockholders Agreement was signed between the Company, the Dedman Stockholders and The Cypress Group. The Stockholders Agreement includes (i) restrictions on transfers, (ii) a potential repurchase obligation of the Company in respect to a portion of the shares of Common Stock owned by The Cypress Group at fair market value that may not be exercised prior to 2004 and (iii) customary tag along, drag along and registration rights. The Agreement also provides The Cypress Group with consent rights over significant operating and strategic actions of the Company. The Stockholders Agreement provides for an increase in the Board of Directors from four directors to seven directors, of which two are to be designees of The Cypress Group and one an independent director to be appointed by the Dedman Stockholders.

     The table below sets forth the quarterly Formula Price for the Common Stock during the years ended December 29, 1998 and December 28, 1999.


                FORMULA
1998             PRICE
----            --------
First Quarter   $  14.44
Second Quarter     15.04
Third Quarter      15.56
Fourth Quarter     16.60

1999
----

First Quarter   $  16.72
Second Quarter     16.95
Third Quarter      17.20
Fourth Quarter     17.71

     The Financial Advisor has been engaged by the trustees of the Plan and the Amended Plan to confirm the fairness of the Formula Price for purposes of the Plan and the Amended Plan by forming independent appraisals. Based upon appraisals, the Financial Advisor confirms whether or not the Formula Price falls within the range of fair market value of the Common Stock on the date of each appraisal and at each fiscal year end. If there is any discrepancy between the Formula Price and the range of fair market value of the Common Stock as determined by the Financial Advisor, the Company expects that it would adjust the Formula Price so that it falls within the range of fair market value as determined by the Financial Advisor. All purchases of Common Stock by the Plan and the Amended Plan were made on or shortly after an appraisal date at the Formula Price as confirmed by the Financial Advisor. See Item 1, -"Business - Employee Stock Ownership Plan".

     As of March 9, 2000, there were approximately 360 holders of record of the Common Stock.

     ClubCorp has never paid cash dividends on the Common Stock. Management expects to continue its policy of retaining earnings for use in the Company's business, and accordingly, does not expect to pay cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below are the selected consolidated income statement and balance sheet data for each of the years in the five year period ended December 28, 1999. The table presented below should be read in conjunction with Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7a-"Quantitative and Qualitative Disclosures about Market Risk" and Item 8-"Financial Statements and Supplementary Data" (dollars in thousands, except per share data).



                                                     December 31,    December 31,    December 31,    December 29,    December 28,
                                                     1995 (1) (2)    1996 (1) (2)    1997 (1) (3)    1998 (1) (3)    1999 (1) (2)
                                                    --------------  --------------  --------------  --------------  --------------
INCOME STATEMENT DATA:
    Continuing operations (4):
        Operating revenues                          $     755,468   $     774,263   $     830,740   $     854,648   $   1,027,549
        Operating income                            $      13,299   $      50,227   $      68,587   $      70,133   $      58,924
        Income (loss) from continuing operations
            before extraordinary item                    ($17,623)  $      16,867   $      87,864   $      39,512   $      11,626
        Income (loss) from continuing
            operations before extraordinary
            item per share (diluted)                       ($0.20)  $        0.20   $        1.02   $        0.45   $        0.13

BALANCE SHEET DATA:
    Continuing operations (4):
        Total assets                                $     908,236   $     964,528   $   1,028,674   $   1,110,158   $   1,546,530
        Long-term debt (including current portion)  $     313,461   $     343,917   $     255,857   $     274,550   $     512,125
        Membership deposits                         $      68,729   $      74,202   $      83,066   $      95,460   $      96,365
        Stockholders' equity                        $     284,095   $     290,552   $     388,615   $     409,036   $     564,953

OTHER INFORMATION:
    Continuing operations:
        Adjusted EBITDA (5):                        $     100,034   $     122,550   $     132,363   $     137,892   $     166,215

_____________
(1) The Company reports its financial results on a 52/53 week basis, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of either 16 weeks (1995, 1996, 1998 and 1999) or 17 weeks (1997). Prior to 1997, the Company reported its year-end results at and as of December 31, with acquisitions, divestitures and other material transactions that occurred between the last day of the 52/53 week period and December 31 being recorded in that year. Effective January 1, 1997, the Company changed its reporting year from December 31 to the last day of the 52/53 week period.
(2) The Company adopted Statement of Financial Accounting Standards No. 121 for the year ended December 31, 1995. The Company recorded impairment losses of $23.0 million in 1995, $2.8 million in 1996, and $13.5 in 1999 on long-lived assets, which are reported separately as components of operating income. If the Company had not recorded such impairment losses, operating income, income from continuing operations and diluted earnings per share from continuing operations would have been approximately $36.3 million, $5.4 million and $0.06 for 1995, $53.0 million, $20.0 million and $0.23 for 1996, and $72.4 million, $20.4 million  and  $0.23  for  1999.
(3) The Company has substantial net operating loss carryforwards ("NOLs") for federal income tax purposes. Based on new estimates of taxable income, the Company decreased its valuation allowance on its deferred tax assets by approximately $14.2 million and $66.6 million at December 29, 1998 and December 31, 1997, respectively. The Company's estimated valuation allowance is based on a number of assumptions, one or more of which may prove to be incorrect. There can be no assurance that the actual value the Company realizes from its NOLs will not differ materially from the Company's estimate. See-"Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note  16  to  the  Consolidated  Financial  Statements  of  the  Company.
(4) Continuing operations includes the Company's three principal business segments (country club and golf facilities, business and sports clubs and resorts). From 1988 through 1996, the Company operated in the financial services industry through Franklin Federal Bancorp, a Federal Savings Bank ("Franklin"). The Company sold Franklin for $90.0 million in a transaction that was consummated on January 2, 1997. The Company's gain on the sale, net of taxes and minority interest, was $25.1 million. Because the Company has disposed of its financial services operations, this segment is classified as discontinued operations and balance sheet data for all years shown reflects this classification. See Note 2 to the Consolidated Financial Statements of the Company included in Item 8.
(5) Management uses Adjusted EBITDA to monitor the performance of the Company and its facilities. Adjusted EBITDA consists of operating income, depreciation and amortization from wholly owned entities, net membership deposits and fees, and a joint venture adjustment and excludes impairment loss from assets to be held and used. Net membership deposits and fees represent the difference between current period sales of initiation deposits and fees and the revenue recognized from initiation deposits and fees, less incremental direct selling costs. The joint venture adjustment is comprised of depreciation, amortization, interest, income taxes and net membership deposits and fees for joint venture entities at the Company's ownership percentage. Revenues from membership deposits are calculated as the difference between the amount of the membership deposits sold and the present value of the obligation. Adjusted EBITDA is not intended to represent cash flow in accordance with generally accepted accounting principles and is not necessarily a measure of the Company's ability to fund its cash needs. The Company's Adjusted EBITDA from continuing operations may not be comparable to similarly titled measures reported by other companies. See Note 11 to the Company's Consolidated Financial Statements included under Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  discussion  and analysis should be read in conjunction with
Item  6-"Selected  Financial  Data,"  Item  7a-  "Quantitative  and  Qualitative
Disclosure about Market Risk" as well as Item 8-"Financial Statements and Supplementary Data".

General

     The Consolidated Financial Statements of the Company are presented on a 52/53 week fiscal year, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The financial statements included in Item 8 for the year ended December 28, 1999 are comprised of 52 weeks, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks.

     The  Company  operates  its  business  activities  through  sole  ownership
(including lease arrangements), partial ownership (including joint venture arrangements and equity investments) and management agreements. The Company seeks to achieve growth in revenues, earnings, and cash flows through effective management of existing facilities and through the acquisition of new facilities via purchases, joint ventures, leases, equity investments and strategic management agreements.

     The Company routinely evaluates opportunities to increase the number of resorts, country club and golf facilities and business and sports clubs that it owns and operates both domestically and internationally, through acquisitions, joint ventures, equity investments and development. ClubCorp's executive officers routinely participate in the evaluation of strategic opportunities.

     The Company seeks to improve financial performance of existing facilities by determining an optimal business plan. Management attempts to create operating efficiencies and maximize operating revenues and cash inflows through member enhancement and utilization programs. If efforts to improve the facility performance to financial partners and Company standards are not successful or the goals of financial partners and the Company are not being achieved, then alternatives such as restructuring the ownership position or refinancing existing borrowing arrangements are considered. Facilities generally are divested when management determines they will be unable to provide a positive contribution to profitability, when they no longer represent a strategic facility in the Company's network of affiliated clubs and resorts, when members and financial partners no longer support the facility or, in the case of leases, joint ventures and management agreements, when their contractual terms expire without being renewed or are terminated.

     The Company employs "same store" analysis techniques for a variety of management purposes. Each of the Company's facilities is classified in one of two categories: developing or same store. Facilities are initially classified as developing, except for management agreements which are considered same store. At the beginning of each year, the Company reviews its developing facilities and determines which facilities, if any, should be reclassified as same store. Facilities are generally moved from developing to same store after they have been operated for a full year by ClubCorp. Facilities divested during a period are removed from the same store classification for all periods presented. The Company does not reclassify same store facilities as developing facilities.

     The distinction between developing and same store facilities allows ClubCorp to separately analyze the operating results of its established and new facilities. Management believes this ability provides an effective analysis tool because it allows the Company to assess the results of its organic growth strategies by tracking the performance of its same store facilities without the distortions that would be caused by the inclusion of developing properties, including distortions caused by initial operating losses at turn-around facilities and new developments.

     Management uses Adjusted EBITDA to monitor the performance of the Company and its facilities. Adjusted EBITDA consists of operating income, depreciation and amortization from wholly owned entities, net membership deposits and fees, and a joint venture adjustment and excludes impairment loss from assets to be held and used. Net membership deposits and fees represent the difference between current period sales of initiation deposits and fees and the revenue recognized from initiation deposits and fees, less incremental direct selling costs. The joint venture adjustment is comprised of depreciation, amortization, interest, income taxes and net membership deposits and fees for joint venture entities at the Company's ownership percentage. Revenues from membership deposits are calculated as the difference between the amount of the membership deposits sold and the present value of the obligation. Adjusted EBITDA is not intended to represent cash flow in accordance with generally accepted accounting principles and is not necessarily a measure of the Company's ability to fund its cash needs. The Company's Adjusted EBITDA from continuing operations may not be comparable to similarly titled measures reported by other companies. See Note 11 to the Company's Consolidated Financial Statements included under Item 8.

Other Operating Information

     The Company owned and/or operated 11 facilities in nine foreign countries at December 28, 1999. Two facilities each are located in Mexico and Singapore and the remainder are each located in Australia, South Africa, England, Luxembourg, Germany, Panama and China. In addition, the Company owns a 29.9% interest in ETC which owns and manages golf facilities, with courses in England, Sweden, Spain and Portugal. The Company also owns 24.9% of ClubLink Corporation, the largest owner and operator of high quality golf facilities in Canada. ClubLink is a publicly traded company that owns and operates golf facilities and resorts.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 28, 1999 COMPARED TO YEAR ENDED DECEMBER 29, 1998

Consolidated Operations

     Operating revenues increased 20.2% to $1,027.5 million in 1999 from $854.6 million in 1998 primarily due to the acquisition of the Cobblestone properties, increased revenues at Pinehurst related to the hosting of the 1999 U.S. Open and increased golf operations and membership revenue at same store facilities. The increase in membership revenue at same store facilities is partially attributable to the addition and promotion of a new level of Associate Club membership (see Item 1, -"Business-Sales and Marketing"). The golf operations revenue increase is primarily attributable to merchandise sales from certain pro shops the Company purchased during 1999 at same store facilities (formerly referred to as mature facilities). Operating revenues of same store facilities increased 15.0% to $860.2 million in 1999 from $748.3 million in 1998.

     Operating costs and expenses, representing direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased 22.0% to $873.9 million in 1999 from $716.5 million in 1998. This increase is primarily due to the addition of the operating costs and expenses from the Cobblestone facilities and costs incurred to prepare and produce the 1999 U.S. Open. In addition, operating costs increased at same store country clubs, golf facilities and resorts which were related to the increases in revenues at these facilities, increased payroll costs due to a more competitive labor market and costs associated with the cost of merchandise for the pro shops purchased during 1999. Operating costs and expenses at same store facilities increased 16.2% to $746.2 million in 1999 from $642.4 million in 1998.

     Selling, general and administrative expenses increased 19.6% to $81.3 million for the year ended December 28, 1999 from $68.0 million for the year ended December 29, 1998 primarily due to increases in expenses for information systems staffing, the company-wide upgrade of technology (including costs associated with the Year 2000 remediation plan), severance costs and other administrative costs.

     Gain (loss) on divestitures and sales of assets increased $8.7 million in 1999 to a gain of $3.0 million from a loss of $5.7 in 1998 primarily related to the divestiture and/or sale of wholly owned and leased facilities during 1999 consisting of 12 golf facilities, 10 business clubs and one resort.

     Interest expense increased to $43.3 million in 1999 from $28.9 million in 1998, or 49.8%, primarily due to the increase in outstanding debt as a result of the Cobblestone acquisition. This increase was partially offset by a lower interest rate on the outstanding debt in 1999 than was experienced during the first two quarters of 1998. The higher rate in the first two quarters of 1998 was before the consolidation and refinancing of debt from the facility level to corporate, which was at a higher interest rate than the 1998 year end rate.

     Income tax provision increased to $11.8 million in 1999 from $5.8 million in 1998 mainly due to decrease of $14.2 million in 1998 in the Company's valuation allowance on its deferred tax assets, which was partially offset by a decrease in income from operations in 1999. See "- Factors That May Affect Future Operating Results" and Note 16 to the Company's Consolidated Financial Statements included under Item 8.

     Income from continuing operations before extraordinary item decreased to $11.6 million in 1999 from $39.5 million in 1998 due primarily to the 1998 decrease of $14.2 million in the Company's valuation allowance on its deferred tax assets and the impairment loss of $13.5 million on long-lived assets recognized in 1999.

     Adjusted EBITDA increased $28.3 million to $166.2 million in 1999 from $137.9 million in 1998, due primarily to the increases in operating income resulting principally from the acquisition of the Cobblestone facilities, increased operating income at resort facilities and an increase in net membership deposits and fees. The increase in net membership deposits and fees is primarily due to the increase in sales of initiation fees sold at developing golf facilities acquired during 1999 and at a resort facility.


SEGMENT AND OTHER INFORMATION

Country Club and Golf Facilities

     The following tables present certain summary financial and membership information for the Company's country club and golf facilities segment for 1998 and 1999 (dollars in thousands, except facility and membership data):


                                             Same Store               Total
                                          Country Club and       Country Club and
                                           Golf Facilities        Golf Facilities
                                        ---------------------  ---------------------
                                          1998       1999        1998       1999
                                        --------  -----------  --------  -----------
Number of facilities                          91           91       109          125
    Operating revenues                  $353,579  $   385,725  $376,125  $   459,967
    Operating costs and expenses         293,005      322,002   317,786      399,084
                                        --------  -----------  --------  -----------
    Segment operating income            $ 60,574  $    63,723  $ 58,339  $    60,883
                                        ========  ===========  ========  ===========

Adjusted EBITDA                         $ 97,869  $    98,224  $ 96,262  $   119,430
                                        ========  ===========  ========  ===========

Membership information (67 clubs) (1):
    Memberships at beginning of period    66,785       69,009
    Memberships added during period       12,660       12,338
    Memberships lost during period        10,436       10,451
                                        --------  -----------
    Memberships at end of period          69,009       70,896
                                        ========  ===========

__________
(1) Number of facilities includes owned same store country club and golf facilities. Membership information is comprised of the same store clubs where the Company received membership initiation deposits or fees and membership dues.

     Total country club and golf facilities' operating revenues increased 22.3% in 1999 compared to 1998 due primarily to the addition of the Cobblestone properties and an increase in golf operations revenue at same store facilities. Same store country club and golf facilities' operating revenues increased 9.1% primarily due to merchandise sales from pro shops the Company purchased during 1999 and increased membership revenue. Total country club and golf facilities' operating costs and expenses increased 25.6% due primarily to the addition of the operating costs and expenses of the Cobblestone properties and increased costs associated with pro shop operations the Company purchased during 1999 at same store facilities together with increased payroll costs at total and same store facilities due to a more competitive labor market. The slight increase in segment operating income for total country clubs and golf facilities is primarily due to lower margins at developing facilities and increases in general and administrative costs at same store facilities.

     The increase of 24.1% in Adjusted EBITDA at total country club and golf facilities is predominantly a result of the factors discussed in the preceding paragraph and sales of initiation fees at developing facilities acquired during 1999. The slight increase in Adjusted EBITDA at same store country club and golf facilities is primarily due to increases in operating costs and expenses related to increased revenues, the reacquiring of the pro shops, increased payroll costs and increased general and administrative costs coupled with greater sales of initiation fees in 1998 than was experienced during 1999 at a joint venture facility during the initial opening of the club.

Business and Sports Clubs (formerly City Clubs)

     The following tables present certain summary financial and membership information for the Company's business and sports clubs segment for 1998 and 1999 (dollars in thousands, except facility and membership data):


                                         Same Store Business        Total Business
                                           and Sports Clubs        and Sports Clubs
                                        ----------------------  ----------------------
                                           1998        1999        1998        1999
                                        -----------  ---------  -----------  ---------
Number of facilities                             78         78           93         82
    Operating revenues                  $   232,587  $ 242,592  $   257,810  $ 263,366
    Operating costs and expenses            204,974    223,374      231,351    244,996
                                        -----------  ---------  -----------  ---------
    Segment operating income            $    27,613  $  19,218  $    26,459  $  18,370
                                        ===========  =========  ===========  =========

Adjusted EBITDA                         $    36,453  $  29,732  $    36,596  $  29,797
                                        ===========  =========  ===========  =========

Membership information (68 clubs) (1):
    Memberships at beginning of period      103,462    107,663
    Memberships added during period          24,690     22,268
    Memberships lost during period           20,489     20,816
                                        -----------  ---------
    Memberships at end of period            107,663    109,115
                                        ===========  =========

__________
(1) Number of facilities includes owned same store business and sports clubs (business clubs, sports clubs and business/sports clubs). Membership information is comprised of the same store clubs where the Company received membership initiation deposits or fees and membership dues.

     Segment operating income from same store business and sports clubs decreased $8.4 million, primarily due to the write off of a liability of $6.2 million recorded during 1998 that did not occur in 1999. Excluding the effect of this item, segment operating income from same store business and sports clubs would have decreased $2.2 million. This decrease is primarily due to increased labor costs as a result of a more competitive labor market and increased general and administrative costs related to member support services. The difference between segment operating income at same store facilities and total facilities is current year divestitures and facilities in development.

     Adjusted EBITDA from total business and sports clubs decreased 18.6% primarily due to the write off of a liability as discussed above.

Resorts

     The following tables present certain summary financial data and lodging data for the Company's resorts segment for 1998 and 1999 (dollars in thousands, except facility and lodging data):


                                                 Same Store Resorts     Total Resorts
                                                --------------------  ------------------
                                                  1998       1999       1998      1999
                                                ---------  ---------  --------  --------
Number of facilities                                   5          5          5         5
    Operating revenues                          $162,091   $231,844   $172,624  $238,626
    Operating costs and expenses                 144,392    200,787    155,835   205,996
    Impairment loss from assets
       to be held and used                             -     13,483          -    13,483
                                                ---------  ---------  --------  --------
    Segment operating income                    $ 17,699   $ 17,574   $ 16,789  $ 19,147
                                                =========  =========  ========  ========

Adjusted EBITDA                                 $ 30,822   $ 46,932   $ 30,572  $ 48,729
                                                =========  =========  ========  ========

Lodging data (4 resorts) (1)
    Room nights available                        443,858    458,417
    Occupancy rate                                  54.1%      59.5%
    Average daily room rate per occupied room   $    175   $    179
    Average daily revenue per occupied room     $    675   $    742

__________
(1) Lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead, Barton Creek and Daufuskie.

     Total resorts operating revenues increased 38.2% primarily due to the increased revenues from Pinehurst principally due to merchandise sales, ticket sales and rental of corporate hospitality tents during the hosting of the 1999 U.S. Open as well as improved pricing on golf and lodging in connection with the hosting of the event. Same store resorts' operating revenues increased 43.0%, reflecting increases of 5.4 percentage points in the occupancy rate, primarily at The Homestead and an increase of 9.9% in the average daily revenue per occupied room, primarily at Pinehurst.

     Included in 1999 same store resorts' segment operating income is an impairment of long-lived assets at Daufuskie Island Club and Resort. An impairment loss of $13.5 million was recognized in 1999 related to these long-lived assets. This loss is reported separately as a component of operating income in the Company's Consolidated Financial Statements. In 1996, the Company purchased Daufuskie for assumption of its liabilities of $4.5 million and had invested an additional $18.4 million in capital expenditures as of December 28, 1999. Excluding the effect of this impairment loss, Daufuskie had operating losses of approximately $6.7 million and $6.3 million in 1999 and 1998, respectively. Management assessed the recoverability of the long-lived assets by determining whether such assets could be recovered over their remaining estimated life through estimated future cash flows. Fair value, for purposes of calculating any impairment, was measured based on discounted estimated future cash flows using a risk-adjusted discount rate. If events or circumstances change in the future, additional impairment losses could be recognized.

     The increase of 59.4% in Adjusted EBITDA at total resorts is primarily attributable to the increased segment operating income at Pinehurst and initiation fee sales at Barton Creek due to the opening of a new course.

Other Operations

     Operating revenues for international operations increased to $8.5 million in 1999 from $4.7 million in 1998 primarily due to acquisition of a facility in Australia and increased earnings from facilities in Panama and Germany. Operating costs and expenses for international operations increased to $12.1 million in 1999 from $8.1 million in 1998 primarily due to costs related to acquired and developing facilities.

     Realty operating revenues increased to $38.8 million in 1999 from $21.7 million in 1998, or 78.8%, primarily due to sales of units in the Owners Club program (see Item 1, -"Business-Other Operations") at The Homestead, Barton Creek and Hilton Head.

SEGMENT AND OTHER INFORMATION

YEAR ENDED DECEMBER 29, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Consolidated Operations

     Operating revenues increased 2.9% to $854.6 million in 1998 from $830.7 million in 1997 primarily due to increased usage at same store resorts and country club and golf facilities, acquisitions and increases at developing facilities. Operating revenues at same store facilities increased 2.6% to $768.3 million in 1998 from $748.5 million in 1997.

     Operating costs and expenses, representing direct operating costs, facility rentals, maintenance, and depreciation and amortization, increased 2.7% to $716.5 million in 1998 from $697.6 million in 1997, reflecting an increase in operating costs and expenses at same store and developing facilities. Operating costs and expenses at same store facilities increased to $659.4 million in 1998 from $653.4 million in 1997 or 0.9% due primarily to increased costs of sales for food and beverage and golf operations offset by the write off of a liability at business and sports clubs and the Company's success in controlling expenses.

     Interest expense decreased to $28.9 million in 1998 from $34.0 million in 1997, or 15.0%, primarily due to the refinancing of approximately $174.9 million in existing debt and to a lesser extent, 1997 and 1998 divestitures, which resulted in a decrease in the Company's weighted average interest rate from 8.5% to 6.6%.

     Income tax provision increased to $5.8 million in 1998 from a current year benefit of $41.3 million in 1997 mainly due to decreases of $14.2 million and $66.6 million in 1998 and 1997, respectively, in the Company's valuation allowance on its deferred tax assets, primarily related to net operating loss carryforwards. See "- Factors That May Affect Future Operating Results" and
Note  16  to  the  Company's  Consolidated  Financial  Statements.

     Income from continuing operations before extraordinary item decreased to $39.5 million in 1998 from $87.9 million in 1997 due primarily to decreases of
$14.2 million and $66.6 million in the Company's valuation allowance on its deferred tax assets. If the Company had not made these adjustments to the valuation allowance on its deferred tax assets, income from continuing operations before extraordinary item would have been $25.3 million in 1998 and $21.3 million in 1997.

     Adjusted EBITDA increased $5.5 million to $137.9 million in 1998 from $132.4 million in 1997, due primarily to the increase in operating income at same store facilities and acquisitions partially offset by a decrease in the joint venture adjustment. The decrease in the joint venture adjustment is primarily due to a decrease in the amount of membership fees sold at an international business club after the initial year of operations.

Country Club and Golf Facilities

     The following tables present certain summary financial and membership information for the Company's country club and golf facilities segment for 1997 and 1998 (dollars in thousands, except facility and membership data):


                                             Same Store               Total
                                          Country Club and       Country Club and
                                           Golf Facilities        Golf Facilities
                                        ---------------------  ---------------------
                                          1997       1998        1997       1998
                                        --------  -----------  --------  -----------
Number of facilities                          98           98       108          109
    Operating revenues                  $343,066  $   355,410  $356,324  $   376,125
    Operating costs and expenses         289,420      297,127   302,212      317,785
                                        --------  -----------  --------  -----------
    Segment operating income            $ 53,646  $    58,283  $ 54,112  $    58,340
                                        ========  ===========  ========  ===========

Adjusted EBITDA                         $ 88,879  $    93,622  $ 90,743  $    96,262
                                        ========  ===========  ========  ===========

Membership information (65 clubs) (1):
    Memberships at beginning of period    66,360       68,205
    Memberships added during period       12,493       12,592
    Memberships lost during period        10,648       10,903
                                        --------  -----------
    Memberships at end of period          68,205       69,894
                                        ========  ===========

__________
(1) Number of facilities includes owned same store country club and golf facilities. Membership information is comprised of the same store clubs where the Company received membership initiation deposits or fees and membership dues.

     Total country club and golf facilities' operating revenues increased 5.6% in 1998 compared to 1997 primarily due to increased usage at same store facilities, acquisitions and increases at developing facilities. Same store country club and golf facilities' operating revenues increased 3.6% due to the reopening of several courses at existing facilities which were closed for renovation during the prior year and the acquisition of golf pro shops previously owned by golf professionals.

     Total country club and golf facilities' operating costs and expenses increased 5.2% due primarily to increased costs and expenses at same store facilities, acquisitions and increases at developing facilities. Total same store country and golf facilities' operating costs and expenses increased 2.7% primarily due to increased costs of sales for food and beverage and golf operations and payroll increases.

     Adjusted EBITDA for total country club and golf facilities increased 6.1% primarily due to increased segment operating income and sales of membership deposits at same store facilities.

Business and Sports Clubs (formerly City Clubs)

     The following tables present certain summary financial and membership information for the Company's business and sports clubs segment for 1997 and 1998 (dollars in thousands, except facility and membership data):


                                         Same Store Business        Total Business
                                           and Sports Clubs        and Sports Clubs
                                        ----------------------  ----------------------
                                           1997        1998        1997        1998
                                        -----------  ---------  -----------  ---------
Number of facilities                             89         89           94         93
    Operating revenues                  $   249,190  $ 249,309  $   251,668  $ 257,810
    Operating costs and expenses            227,221    221,733      229,920    231,351
                                        -----------  ---------  -----------  ---------
    Segment operating income            $    21,969  $  27,576  $    21,748  $  26,459
                                        ===========  =========  ===========  =========

Adjusted EBITDA                         $    29,129  $  36,925  $    28,855  $  36,596
                                        ===========  =========  ===========  =========

Membership information (78 clubs) (1):
    Memberships at beginning of period      108,753    110,729
    Memberships added during period          23,660     25,186
    Memberships lost during period           21,684     22,219
                                        -----------  ---------
    Memberships at end of period            110,729    113,696
                                        ===========  =========

__________
(1) Number of facilities includes owned same store business and sports clubs (business clubs, sports clubs and business/sports clubs). Membership information is comprised of the same store clubs where the Company received membership initiation deposits or fees and membership dues.

     Total business and sports clubs' operating revenues increased 2.4% from 1997 to 1998 due primarily to acquisitions and increases at facilities in development. Same store business and sports clubs' operating costs and expenses decreased 2.4% from 1997 to 1998 due to the write off of a liability of $6.2 million recorded during the year ended December 29, 1998.

     Adjusted EBITDA from total business and sports clubs increased 26.8% primarily due to increases in segment operating income as discussed above.

Resorts

     The following tables present certain summary financial data and lodging data for the Company's resorts segment for 1997 and 1998 (dollars in thousands, except facility and lodging data):


                                                 Same Store Resorts     Total Resorts
                                                --------------------  ------------------
                                                  1997       1998       1997      1998
                                                ---------  ---------  --------  --------
Number of facilities                                   4          4          7         5
    Operating revenues                          $156,217   $163,607   $168,099  $172,624
    Operating costs and expenses                 136,757    140,575    156,615   155,835
                                                ---------  ---------  --------  --------
    Segment operating income                    $ 19,460   $ 23,032   $ 11,484  $ 16,789
                                                =========  =========  ========  ========

Adjusted EBITDA                                 $ 29,971   $ 36,086   $ 22,873  $ 30,572
                                                =========  =========  ========  ========

Lodging data (3 resorts) (1)
    Room nights available                        407,011    396,217
    Occupancy rate                                  52.3%      54.3%
    Average daily room rate per occupied room   $    173   $    184
    Average daily revenue per occupied room     $    643   $    712

__________
(1) Lodging data is comprised of data from Pinehurst, The Homestead and Barton Creek.

     Total resorts' operating revenues increased 2.7% primarily due to increases at same store properties offset by the effect of divestitures. Same store resorts' operating revenues increased 4.7%, reflecting increases of 2.0 percentage points in the occupancy rate, 10.7% in the average daily revenue per occupied room and 6.4% in the average daily room rate per occupied room. Pinehurst, which hosted the 1999 U. S. Open, experienced significant increases in operating revenues in anticipation of this event. Total resorts' operating costs and expenses decreased slightly due to the effect of divestitures.

     The difference in resorts' operating revenues, operating costs and expenses and segment operating income between same store resorts and total resorts is primarily attributable to the Company's operations at Daufuskie Island Club & Resort. ClubCorp purchased Daufuskie at the end of 1996 for nominal consideration as a turn-around opportunity. Daufuskie had operating losses of approximately $6.3 and $6.8 million for 1998 and 1997, respectively.

Other Operations

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

     Realty operating revenues decreased to $22.3 million in 1998 from $33.7 million in 1997, or 33.8%, primarily due to decreased sales of real estate in Colorado, Texas and California, the timing of certain sales at Owner's Clubs and a divestiture.

SEASONALITY OF DEMAND; FLUCTUATIONS IN QUARTERLY RESULTS

     The Consolidated Financial Statements of the Company are presented on a 52/53 week fiscal year. The first three quarters consist of 12 weeks each and the fourth quarter includes 16 or 17 weeks. The financial statements included in
Item 8 for the year ended December 28, 1999 are comprised of 52 weeks, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks. The timing of fiscal quarter ends, seasonal weather conditions and other short-term variations cause financial performance to vary by quarter. The Company has historically generated a disproportionate share of its operating revenue in the second, third and fourth quarters of each year. The timing of purchases or leases of new operating properties and the timing of operating gains and losses as a result of partial ownership (including joint venture arrangements) agreements, management agreements and equity investments in golf related facilities where the Company does not have operational or financial control could also cause the Company's results of operations to vary significantly from quarter to quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

       Historically, the Company has financed its operations and capital expenditures primarily through cash flows from operations and long-term debt. The Company distinguishes capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities and investments in joint ventures. Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 5.6% to 9.0% of operating revenues during the last three years. Capital expansions are discretionary expenditures which create new amenities or enhance existing amenities at facilities. Development of the Company's new facilities and planned expansions at existing properties are expected to require capital expenditures of approximately $75.7 and $78.5 million, respectively, over the next two years and are expected to be financed with external financing of ClubCorp, Inc. and cash flows from operations.

     On September 24, 1999, the Company finalized a comprehensive refinancing agreement with a group of banks to replace its $300.0 million revolving credit facility and $200.0 million five year credit facility with a combined $650.0 million senior credit facility. The Company's obligations under this combined facility are guaranteed by certain of its subsidiaries and secured by stock pledges of certain of its subsidiaries. The interest rate is typically determined using a LIBOR-based pricing matrix as defined in the agreement. The Company used the combined facility to refinance approximately $519.1 million in existing debt, consisting primarily of the amounts outstanding under the $300.0 million and $200.0 million credit facility agreements. The Company intends to use the facility to finance future acquisitions, capital expansions at existing facilities and working capital needs. This combined facility includes the following: (i) a $350.0 million revolving credit facility which matures on September 24, 2004, (ii) a $100.0 million Facility A Term Loan which matures on September 24, 2004 and (iii) a $200.0 million Facility B Term Loan which matures on March 24, 2007. The total amount outstanding under the revolving credit facility, including letters of credit of $11.3 million, was $463.5 million as of March 9, 2000. The amount outstanding is comprised of $163.5 million under the revolving credit facility at an interest rate of LIBOR plus 150 basis points, including letters of credit, $100.0 million under the Facility A Term Loan, and $200.0 million under the Facility B Term Loan, at interest rates of LIBOR plus 200 basis points and LIBOR plus 300 basis points, respectively. The incremental margin added to the LIBOR rate is subject to change based upon certain financial ratios of the Company as specified in the agreement.

     The Company has authorized 150.0 million shares of preferred stock and as of March 9, 2000 there were no shares issued or outstanding. Shares of preferred stock may be issued in one or more series from time to time by the Board of Directors, and the Board of Directors is expressly authorized to fix by resolution(s) the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions of the shares of each series of Preferred Stock, including such items as dividend rate, the cumulative feature of such dividends and the price of such shares in the series. Management has no intention of issuing the preferred stock during 2000.

     On December 1, 1999, the Company sold approximately 9.4 million shares of Common Stock at a price of $16.00 per share and issued approximately 1.0 million Common Stock purchase warrants with an exercise price of $17.00 per share, to The Cypress Group for total consideration of $150.0 million. Each Common Stock purchase warrant is exercisable immediately and expires in ten years from the date of issuance. In connection with this sale, a Stockholders Agreement was signed between the Company, the controlling stockholders of the Company and The Cypress Group. The Stockholders Agreement includes (i) certain restrictions on transfers, (ii) a potential repurchase obligation of the Company in respect to a portion of the shares of Common Stock owned by The Cypress Group at fair market value that may not be exercised prior to 2004 and (iii) customary tag-along rights, drag-along rights and registration rights. See Item 5, -"Market for Registrant's Common Equity and Related Stockholder Matters."

     Net cash flows from continuing operations decreased $38.7 million for the year ended December 28, 1999 due primarily to capital expenditures made during 1999, including the purchase of additional common stock of ClubLink and the development of real estate. This was partially offset by the increase in borrowings of long-term debt and proceeds from the sale of stock to The Cypress Group.

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

     The provisions of certain subsidiary lending and lease agreements limit the amount of dividends that may be paid to ClubCorp. Under the most restrictive of these limitations, at December 28, 1999, approximately $184.8 million of retained earnings was available for the declaration of dividends.

     As a means of providing liquidity to the trustees of the Amended Plan to meet their fiduciary obligations to distribute cash to participants requesting withdrawals, ClubCorp has provided the trustees the right (the "Redemption Right") to cause the Company to redeem Common Stock, held in trust on behalf of the Amended Plan, at the most recent appraised price as necessary to meet certain requirements. Withdrawals by participants and terminations by and/or resignations from the Company of participants in excess of anticipated levels could give rise to the exercise of withdrawal rights in substantial amounts and place significant demands on the liquidity of the Company. In such an event, the resources available to meet business expansion or other working capital needs could be adversely affected. As of December 28, 1999, the value of the Redemption Right was $72.8 million. The most recent appraised price of the Common Stock was $17.71 as of December 28, 1999. The Redemption Right has never been exercised by the Amended Plan, although the Company has repurchased Common Stock into treasury from certain stockholders. The Company does not expect that the Redemption Right will be exercised to a significant extent in 2000.

     The Company maintains a first right of refusal with the majority of its stockholders and, accordingly, it has historically purchased shares from stockholders when offered for sale back to the Company. During fiscal years 1997, 1998 and 1999, treasury stock transactions, including purchases of stock from stockholders, sales of stock (which were primarily to the Plan and Amended
Plan)  and  other  shares  issued  were  as  follows  (dollars  in  millions):



                                                            December 31,    December 29,    December 28,
                                                                1997            1998            1999
                                                           --------------  --------------  --------------
Purchase of treasury stock                                 $        (5.6)  $        (7.6)  $        (4.5)
Stock issued in connection with purchases by benefit plan              -             0.2               -
Stock issued in connection with acquisition                            -               -             9.9
Stock issued in connection with bonus plans                          0.7             1.0             1.3
Stock issued in connection with exercise of stock options              -             0.5             0.2
                                                           --------------  --------------  --------------
                                                           $        (4.9)  $        (5.9)  $         6.9
                                                           ==============  ==============  ==============

     See the Consolidated Statement of Stockholders' Equity included in Item 8 for a summary of stockholder equity transactions.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered "forward-looking statements" for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about the plans and objectives of management for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements regarding Year 2000 issues and statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential" or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by the Company's forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section.

     Enhanced enrollment and retention of members and increased utilization of existing facilities by members and guests are core components of the Company's organic growth strategy. The Company's success depends on its ability to attract and retain members at its clubs and maintain or increase usage of its facilities. The Company has experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of its facilities during its operating history. Although management devotes substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond the Company's control and there can be no assurance that the Company will be able to maintain or increase membership or facility usage. Significant periods where attrition rates exceed enrollment rates, or where facility usage is below historical levels would have a material adverse effect on the Company's business, operating results and financial condition.

     Changes in membership levels and facilities' usage can be caused by a number of factors. A substantial portion of the Company's revenue is derived from discretionary or leisure spending by the Company's members and guests and such spending can be particularly sensitive to changes in general economic conditions or changes in the federal tax laws. A significant adverse shift in general economic conditions, whether regional or national, would likely have a material adverse effect on the Company's business, operating results and financial condition. Changes in consumer tastes and preferences, particularly those affecting the popularity of golf and private dining, and other social and demographic trends, could also have an adverse effect on the Company.

     The Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995 which requires, among other things, that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company routinely reviews all long-lived assets for potential impairment by determining whether they could be recovered over their remaining life through estimated future cash flows. Fair value, for purposes of calculating any impairment, was measured based on discounted estimated future cash flows using a risk-adjusted discount rate. For the year ended December 28, 1999, an impairment loss of $13.5 million relating to the long-lived assets at Daufuskie was recognized. This impairment loss is reported separately as a component of operating income in the Company's Consolidated Financial
Statements. If events or circumstances change in the future, additional impairment losses could be recognized.

     Legislative proposals have been enacted which could increase the Company's direct operating costs. The proposal increases the minimum wage by $1.00 per hour to $6.15 per hour to be phased in over two years. Management has not yet determined the financial impact for 2000 or 2001 when these requirements could become effective.

     The Company has policies in place designed to bring its facilities in substantial compliance with current federal, state and local environmental laws and laws relating to access for disabled persons. The Company is not subject to any recurring costs associated with managing hazardous materials or pollution. In addition, management does not believe that the Company will incur expenses for infrequent or non-recurring cleanup, based upon the Company's due diligence inspection, employee training, standards of operations and on-site assessments performed and maintained for each facility. However, the Company is in the process of replacing four underground storage tanks with above ground contained storage systems. It is unlikely that any remediation will be required. The Company is permitted under various state laws to recover a portion of its costs of remediation through various state superfunds created to address environmental cleanups. The Company is not subject to any remediation mandates related to previously contaminated sites. See Item 1, -"Business-Operations-Government Regulation."

     ClubCorp files a consolidated federal income tax return. See Note 16 of the Notes to the Consolidated Financial Statements. ClubCorp's income taxes are as follows (dollars in millions):


                                  December 31,    December 29,    December 28,
                                      1997            1998            1999
                                 --------------  --------------  --------------
Income tax (provision) benefit:
    Federal
        Current                  $        (0.7)  $        (0.2)  $           -
        Deferred                          44.1            (2.9)           (7.9)
                                 --------------  --------------  --------------
                                          43.4            (3.1)           (7.9)
    State and Foreign                     (2.1)           (2.1)           (3.9)
                                 --------------  --------------  --------------
                                 $        41.3   $        (5.2)  $       (11.8)
                                 ==============  ==============  ==============

     The Company operates in 30 states, and as a result, its operations are subject to tax by many state and local taxing authorities. The Company generates substantial taxable income in various states including Ohio, North Carolina and Florida. As state and local taxing authorities raise tax rates and change tax codes to increase tax revenues, the Company has experienced increased exposure to state and local income taxes over the past few years.

     Since the acquisition of Franklin in 1988, ClubCorp has reduced or eliminated its current federal tax liability (to 2% of alternative minimum taxable income) by using net operating loss carryforwards that resulted from Franklin's operations. ClubCorp has estimated net operating loss carryforwards at the end of 1999 of $499.3 million and $108.5 million for regular and alternative minimum taxes, respectively. As a result, the Company will be able to continue to reduce its estimated tax liability to 2% of alternative minimum taxable income until such alternative minimum tax net operating losses are fully utilized or expire. These net regular and alternative minimum tax operating losses expire from 2004 to 2010 and 2007 to 2010, respectively. These estimates are based upon certain assumptions concerning the Company's 1999 operations from an alternative minimum tax perspective and may be revised at the time the Company prepares its federal income tax return.

     The Company has substantial regular net operating loss carryforwards available. Based on the Company's historical pretax earnings, adjusted for significant nonrecurring items such as gains (losses) on divestitures and sales of assets, management believes it is more likely than not the Company will realize the benefit of the deferred tax assets, net of the valuation allowance, existing at December 28, 1999. Based on revised estimates of taxable income, ClubCorp decreased its valuation allowance on its deferred tax assets by approximately $14.2 million and $66.2 million at December 29, 1998 and December 31, 1997, respectively. The assumptions used to estimate the realizability of the deferred tax assets are subjective in nature and involve uncertainties and matters with significant judgment. There can be no assurance that the Company will generate any specific level of continuing earnings. The Company will receive benefits in the form of tax credits in the future to the extent of alternative minimum taxes paid.

     In addition to the regular and alternative minimum tax NOLs, the Company has approximately $161.7 million regular and $142.9 million alternative minimum tax Separate Return Limitation Year (referred to as SRLY) NOLs which expire in 2003. The Company's December 28, 1999 and December 29, 1998 net deferred tax assets do not include any value for its SRLY NOLs.

     The Company's federal income tax returns for 1993 and 1994 are under examination by the Internal Revenue Service. Because many types of transactions are susceptible to varying interpretations under federal income tax laws and regulations, the net operating loss carryforwards and net deferred tax asset reported in the Consolidated Financial Statements could change at a later date upon final determination by the taxing authorities. Management believes that any potential liability arising from resolution of these matters will not materially affect ClubCorp's financial results.

     On January 1, 1999, 11 of the 15 member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. Conversion to the euro is not expected to have a material impact on the Company's business, operations or financial position.

YEAR 2000 DISCLOSURE

     The Company successfully completed its Year 2000 remediation plan in the fourth quarter of 1999. The plan included assessment of business critical systems and the upgrade or replacement of those systems which were determined to be Year 2000 affected. Also completed was an assessment of the Year 2000 readiness of key vendors and the development of a contingency plan. While the Company did not experience any significant Year 2000 disruptions during the transition into the Year 2000, the Company will continue to monitor its operations and systems and address any date-related problems that may arise as the year progresses. The Company expensed approximately $2.0 million during 1999 on Year 2000 compliance efforts of upgrading current systems and purchased software, remediating internally developed software, testing non-IT systems, contingency planning and the hiring of attorneys and consultants.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities and such instruments be measured at their fair value. The Statement, as amended, is effective for quarters of years beginning after June 15, 2000. Based on the Company's current operations, the effect of implementation of this new statement is not expected to have a significant effect on the Company's financial position or results of operations.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to interest rate changes and foreign currency fluctuations. In 1999, the interest rate exposure was principally attributable to the Company's combined $650.0 million senior credit facility which was finalized on September 24, 1999, in which interest was typically determined using a LIBOR-based pricing matrix as defined in the agreement and was comprised of a $350.0 million revolving credit facility, the Facility A Term Loan and the Facility B Term Loan ($152.2 million, $100.0 million and $200.0 million, respectively, outstanding on March 9, 2000). Prior to this, the Company experienced exposure to interest rate changes under a now retired senior revolving credit facility and other long-term debt used to maintain liquidity and fund capital replacements and discretionary capital expenditures. During 1998 and 1999, the Company used financial instruments, principally interest rate swaps, to manage its interest rate exposure on portions of the borrowings under these credit facilities. The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

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

     The Company's interest rate exposure is determined by a variety of factors, with the primary being the current LIBOR rate. The majority of the Company's variable interest rate debt is based on LIBOR plus an incremental margin as determined by the agreements in place under these credit facilities. For the credit facility in effect prior to September 24, 1999, this incremental margin, including facility fee, was 0.625%. For the period from September 24, 1999, to December 28, 1999, the incremental margin was based upon a mix of 1.50% for borrowings under the $350.0 million revolving credit facility and 2.00% and 3.00% on the borrowings under the Facility A and Facility B term loans, respectively. This incremental margin is subject to change based on certain financial ratios of the Company as specified in the agreement. During 1999, the variable LIBOR interest rate related to these facilities, excluding the incremental margin, had a monthly average high of 5.62% in January 1999, a monthly average low of 4.90% in April 1999 and an annual average of 5.18%.

     The table below presents the principal amounts, weighted average interest rates as of December 28, 1999 and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands).


                                       2000     2001     2002     2003     2004    Thereafter     Total    Fair Value
                                      -------  -------  -------  ------  --------  -----------  ---------  -----------
Fixed rate debt                       $19,216  $23,040  $12,571  $6,029  $  1,261  $     5,065  $ 67,182   $    58,185
Weighted average interest rate
     at December 28, 1999                                                                           7.84%

Variable rate debt (primarily LIBOR)   31,526       81       89      96   211,105      202,046   444,943       444,943
Weighted average interest rate
     at December 28, 1999                                                                           8.74%

   Totals                             $50,742  $23,121  $12,660  $6,125  $212,366  $   207,111  $512,125   $   503,128
                                      =======  =======  =======  ======  ========  ===========  =========  ===========

     The table below presents the notional amounts, pay rates, receive rates, maturity dates, and mark-to-market value of the Company's interest rate swap agreements outstanding as of December 29, 1998 and December 28, 1999 (dollars in thousands).


Notional Amount       $      10,000   $       4,316   $     100,000   $       5,000   $       5,000   $      10,000

Pay Rate                      7.865%          5.980%          5.790%          5.630%          5.530%          5.250%

Receive Rate           90 day LIBOR    30 day LIBOR    30 day LIBOR    30 day LIBOR    30 day LIBOR    30 day LIBOR

Maturity Date              01/18/00        08/01/01        06/30/03        09/02/03        09/02/03        09/02/03

Mark-to-Market Value
  December 29, 1998   $        (334)  $         (90)  $      (2,284)  $         (81)  $         (60)             --
  December 28, 1999   $         (43)  $          33   $       3,040   $         206   $         222   $         506




Notional Amount       $       5,000

Pay Rate                      5.430%

Receive Rate           30 day LIBOR

Maturity Date              09/02/03

Mark-to-Market Value
  December 29, 1998   $         (39)
  December 28, 1999   $         189

     As the tables incorporate only those exposures that existed as of December 28, 1999, they do not consider those exposures or positions which could arise after that date. The change in the mark-to-market value of the interest swaps is a direct result of the change in the 30 day and 90 day LIBOR rates as of December 29, 1998 and December 28, 1999. Moreover, because firm commitments are not presented in the tables above, the information presented herein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time and interest rates.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of March 9, 2000:


NAME                               AGE                         POSITION
---------------------------------  ---  -------------------------------------------------------
Robert H. Dedman                    74  Chairman of the Board
Robert H. Dedman, Jr. (1) (2) (3)   42  Chief Executive Officer, President and Director
James M. Hinckley (1) (2) (3)       44  Chief Operating Officer and Director
Patricia Dedman Dietz               44  Director
James L. Singleton (2) (3)          44  Director
Bahram Shirazi (1) (2) (3)          36  Director
Terry A. Taylor (1)                 44  Executive Vice President, Secretary and General Counsel
James E. Maser (1)                  62  Executive Vice President
Mark W. Dietz                       46  Executive Vice President
Albert E. Chew, III                 46  Executive Vice President
Gerard P. Smith (1)                 57  Executive Vice President
Michael L. Dillard                  52  Executive Vice President

____________________
(1)     Member of the Investment Committee (formerly the "Executive Committee")
(2)     Member of the Audit Committee
(3)     Member of the Compensation Committee

     The Company Board is currently comprised of the Chairman of the Board and five directors. Three of the current directors and the Chairman were initially elected as directors in May 1999 and each such person was a director of ClubCorp's predecessor. In connection with the Stockholders Agreement dated October 26, 1999, between The Cypress Group and certain Dedman Stockholders, three additional non-employee director positions were added to the Board. Two were determined by The Cypress Group, James L. Singleton and Bahram Shirazi and one non-employee director will be appointed by the Dedman Stockholders in the near future. Mr. Singleton and Mr. Shirazi were initially elected as directors October 1999 and will serve for a minimum of one year or until The Cypress Group no longer has its affiliation with the Company, as specified in the Stockholders Agreement. All employee directors and the Chairman of the Board hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Executive officers of the Company are elected by the Company Board and serve until their successors are duly elected and qualified.

Committees  of  the  Board  of  Directors

     During 1999, the Investment Committee (formerly referred to as the "Executive Committee") was comprised of two members of the Company Board and three of the Company's executive officers. Effective February 2000, the Investment Committee consists of one non-employee director and six senior executives of the Company. The Investment Committee has been delegated the authority by the Company Board for a variety of matters, including the authority to approve certain acquisitions and dispositions. Where the Company Board desires to delegate certain authority to the Investment Committee and applicable law prevents the delegation of such authority to a committee that includes persons in addition to directors, the authority is exclusively delegated to the directors who are members of the Investment Committee.

     During 1999 the Audit Committee was comprised of two members of the Company Board and one officer. Effective February 2000, the Audit Committee consists of two employee directors and two non-employee directors.

Directors

     Robert H. Dedman has been Chairman of the Board of the Company since its inception in 1957 and Chief Executive Officer from 1957 through 1997. Mr. Dedman is an advisory director of Stewart Information Services Corporation.

     Robert H. Dedman, Jr. joined the Company in 1980 and served as Director of Corporate Planning from 1980 until 1984. From 1984 until 1987, Mr. Dedman was an associate at Salomon Brothers Inc., specializing in mergers and acquisitions. Mr. Dedman returned to the Company in 1987 as Chief Financial Officer of ClubCorp. Since 1989, Mr. Dedman has served as President and director of ClubCorp. Mr. Dedman served as Chief Operating Officer of ClubCorp from 1989 through 1997. Effective January 1, 1998, Mr. Dedman became Chief Executive Officer of ClubCorp. Mr. Dedman is a director of Home Interiors and Gifts, Inc.

     James M. Hinckley joined the Company in 1970 and since that time he has held various positions and offices with the Company. Mr. Hinckley has been a director of ClubCorp since 1989. Mr. Hinckley has also been the Chief Operating Officer of the Company since February 1992. Mr. Hinckley is President of ClubCorp USA, Inc., ClubCorp Resorts, Inc. and ClubCorp International, Inc.

     Patricia Dedman Dietz has been a director of ClubCorp since 1982. Ms. Dietz has been a psychotherapist in private practice for the last 15 years.

     James L. Singleton was initially elected as a director of ClubCorp in October 1999 and has been a Vice Chairman of The Cypress Group since its formation in April 1994. Prior to joining The Cypress Group, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. He is also a director of Cinemark USA, Inc., Danka Business Systems PLC, Genesis Health Ventures, Inc., HomeRuns.com, Inc., L.P. Thebault Company, WESCO International, Inc. and Williams Scotsman, Inc.

     Bahram Shirazi was initially elected as a director of ClubCorp in October 1999, and is currently a Managing Director of The Cypress Group and has been with The Cypress Group since its formation in April 1994. Prior to joining The Cypress Group, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc. He is also a director of FNC Holdings, Inc., parent of Frank's Nursery & Crafts, Inc. and HomeRuns.com, Inc.

Executive Officers

     Terry A. Taylor has been Secretary and General Counsel of ClubCorp since 1990. Effective August 1998, Mr. Taylor became an Executive Vice President of the Company. Mr. Taylor was a director of ClubCorp from January 1994 to July 1998.

     James E. Maser has been associated with the Company since 1965 and was a director from 1971 to July 1998.

     Mark W. Dietz has been an Executive Vice President of ClubCorp since January 1995. Mr. Dietz was a director of the Company from 1986 to July 1998.

     Albert E. Chew, III joined the Company in 1988 as Director of Human Resources for resorts. In 1992, Mr. Chew was elected as a Vice President of ClubCorp. Mr. Chew served as a director of ClubCorp from January 1994 to July 1998. In 1997, Mr. Chew became Executive Vice President of ClubCorp.

     Gerard P. Smith joined the Company in 1998 as Executive Vice President of Marketing and Communications. Prior to 1998, Mr. Smith was Chief Executive Officer of ErgoBilt, Inc. and owned a marketing consultant company, Smith & Associates. From 1995 until 1997, Mr. Smith served as Executive Director and Chief Executive Officer of WTA Tour Players Association (the women's professional tennis tour).

     Michael L. Dillard joined the Company in 1998 as Executive Vice President and Chief Information Officer. Mr. Dillard served as Senior Vice President of BigiSoft, Inc. from late 1997 until joining ClubCorp in 1998. In 1997, Mr. Dillard was Vice President of Sterling Software's Laboratories (following the sale of Texas Instruments Software to Sterling Software's Laboratories) and from 1995 to 1997 Mr. Dillard served as a Vice President of Worldwide Research and Development at Texas Instruments Software.

     Robert H. Dedman, Jr. and Patricia Dedman Dietz are siblings and are the children of Robert H. Dedman. Mark W. Dietz is the spouse of Patricia Dedman Dietz and the son-in-law and brother-in-law of Robert H. Dedman and Robert H. Dedman, Jr. respectively.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Summary Compensation Table

     The following table sets forth the compensation paid by ClubCorp to its chief executive officer and its four other most highly compensated executive officers (collectively, the "Named Executive Officers") during the years ended December 31, 1997, December 29, 1998 and December 28, 1999:


                               SUMMARY COMPENSATION TABLE (3) (4)


                                 Annual Compensation
                             ---------------------------
                                                            Other Annual         All Other
Name and Principal Position  Year  Salary (1)    Bonus    Compensation (2)   Compensation (5)
---------------------------  ----  -----------  --------  -----------------  -----------------
Robert H. Dedman, Jr.        1997  $   349,297  $108,800  $              --  $         705 (6)
 Chief Executive Officer,    1998      498,077   350,165                 --          4,800 (6)
   President and Director    1999      515,000   191,374                 --          2,899 (6)

James M. Hinckley            1997      297,359   112,686                 --          4,750 (6)
 Chief Operating Officer     1998      330,574   247,590                 --          4,513 (6)
   and Director              1999      341,806   142,442                 --          2,898 (6)

Patrick A. Corso             1997      164,285    99,434                 --         13,835 (7)
 Executive Vice President,   1998      180,000   131,183                 --         13,975 (7)
   ClubCorp Resorts, Inc.    1999      200,000   149,290                 --         12,842 (7)

Robert H. Dedman             1997      347,831        --                 --                --
 Chairman of the Board       1998      341,371     1,318                 --                --
   and Founder               1999      342,689        --                 --                --

Frank C. Gore                1997      186,341    57,925                 --          1,600 (6)
 Executive Vice President,   1998      194,250   125,416                 --          1,600 (6)
   ClubCorp USA, Inc.        1999      200,850   116,348                 --          2,825 (6)

_____________________
(1) The Company operates on a 52/53 week year. Salaries for 1997, 1998 and 1999 include 53, 52 and 52 weeks, respectively.
(2) There was no other annual compensation equal to the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer in 1997, 1998 or 1999.
(3) There were no restricted stock awards for 1997, 1998 or 1999 and there were no unvested restricted stock awards as of December 28, 1999.
(4)     There  were no payouts of long-term compensation for 1997, 1998 or 1999.
(5) The Company's Plan and Amended Plan, as discussed in Item I, -"Business", permits eligible employees to purchase participation interests through payroll deductions. In addition, ClubCorp contributes an amount that vests over time on each participant's behalf equal to 20% (the "Basic Matching Contribution") and up to an additional 30% (the "Discretionary Matching Contribution") of the participant's contribution. All contributions to the Plan or Amended Plan are invested in Common Stock (except for contributions temporarily invested in cash pending investment in Common Stock).
(6) Represents Basic Matching Contributions and Discretionary Matching Contributions made by ClubCorp on the individual's behalf pursuant to the Plan in 1997 and 1998 and the Amended Plan in 1999.
(7) Represents Basic Matching Contributions and Discretionary Matching Contributions of $4,000 in 1997 and 1998 and $2,867 in 1999 made by ClubCorp on Mr. Corso's behalf pursuant to the Plan in 1997 and 1998 and the Amended Plan in 1999. Also includes auto allowance of $9,455 in 1997 and 1998, and $9,975 in 1999 and miscellaneous expenses of $380 and $520 in 1997 and 1998, respectively, made by ClubCorp on Mr. Corso's behalf.

SAR Exercise and Value Table

     The following table summarizes for each Named Executive Officer the aggregated SAR exercises during the fiscal year ended December 28, 1999 and the value of all SARs for each Named Executive Officer as of December 28, 1999:


                                 AGGREGATED SAR EXERCISES AND YEAR-END SAR VALUES


                                                           Number of Shares                Value of
                                                            Of Common Stock              Unexercised
                                                         Underlying Exercised         In-the-Money SARs
                                                           SARs at Year-End             At Year-End (1)
                                                      -------------------------  -----------------------------
                              Shares
                             Acquired       Value
Name                        On Exercise   Realized    Exercisable  Unexercisable  Exercisable   Unexercisable
--------------------------  -----------  -----------  -----------  -------------  ------------  --------------
Robert H. Dedman, Jr.                --  $        --           --             --  $         --  $           --

James M. Hinckley (2)
 Grant of January 1, 1989         6,000   60,600  --           --                           --
 Grant of January 1, 1990            --                        --          6,000            --          62,820

Patrick A. Corso                     --           --           --             --            --              --

Robert H. Dedman                     --           --           --             --            --              --

Frank C. Gore                        --           --           --             --            --              --

___________________________
(1) Based upon the difference between the fair market value of the Common Stock on the date of grant and on December 28, 1999. The Formula Price as of December 28, 1999 was $17.71 per share. The fair market value per share of the Common Stock as of January 1, 1990, was $7.24.
(2) These SARs were awarded under the Club Corporation of America (renamed ClubCorp USA, Inc.) Stock Appreciation Rights Program. They vest over a ten year period with 10% of each SAR vesting on each anniversary of the date of grant. Except under certain circumstances, such as termination of the executive's employment, no payout may be made until a SAR is fully vested (i.e., ten years after the date of grant). At the time of payout, the Company may pay the value of the SAR in the form of cash or an equivalent number of shares of Common Stock (based upon the fair market value of the Common Stock on the date of payment).

Aggregated  Option  Exercises  and  Fiscal  Year-End  Option  Value  Table

     The following table summarizes for each Named Executive Officer, each exercise of stock options during the fiscal year ended December 28, 1999 and the fiscal year-end value of unexercised options:

                       AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES


                                                   Number of Shares                 Value of
                                                    Of Common Stock                Unexercised
                                                 Underlying Exercised         In-the-Money Options
                                                  Options at Year-End        At Year-End (1) (2) (3)
                                               --------------------------  ---------------------------
                         Shares
                        Acquired      Value
Name                   On Exercise  Realized   Exercisable  Unexercisable  Exercisable   Unexercisable
---------------------  -----------  ---------  -----------  -------------  ------------  --------------
Robert H. Dedman, Jr.           --  $      --      152,000        468,000  $  1,150,640  $    2,565,960
James M. Hinckley               --         --      152,000        338,000     1,150,640       2,110,960
Patrick A. Corso                --         --       37,500         95,500       284,850         590,900
Robert H. Dedman                --         --           --             --            --              --
Frank C. Gore                   --         --       40,000         93,000       302,800         569,700

____________________
(1)     The  ClubCorp  Inc.  Executive  Stock Option Plan (the "Executive Option
Plan") was adopted on August 31, 1995. The Executive Option Plan provides for granting options to purchase shares of Common Stock to key management personnel at a price not less than the fair market value at the date of grant. The options fully vest the end of ten years from the date the option is granted. The Executive Option Plan provides for accelerated vesting, not to exceed 10% per year, if the employee maintains a certain performance level as defined in the Executive Option Plan. Each of the Named Executive Officers met the required performance level defined in the Executive Option Plan for 1997, 1998 and 1999. Thus, approximately 30% to 40% of the shares granted are vested and exercisable, dependent upon the year of grant.
(2) The ClubCorp Inc. Omnibus Stock Plan (the "Omnibus Stock Plan") was effective February 1998. The Omnibus Stock Plan provides for granting to key employee partners options to purchase shares of Common Stock at a price not less than fair market value at the date of grant. The vesting is determined at the time of grant and is five years with a ten year expiration date. None of these options are currently exercisable.
(3) Based upon the Formula Price as of December 28, 1999, of $17.71 per share.

COMPENSATION OF DIRECTORS

     Directors who are not officers of the Company receive $200 for each ClubCorp board meeting attended and reimbursement of travel expenses to attend such meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In 1999, ClubCorp had no Compensation Committee or other committee of the Board of Directors performing similar functions. Decisions concerning compensation of executive officers were made by the Chairman of the Board and the President of ClubCorp. Effective February 2000 the Board of Directors developed the Compensation Committee consisting of four directors, of which two must be non-employee directors. The Compensation Committee currently consists of Mr. Dedman, Jr., Mr. Hinckley, Mr. Singleton and Mr. Shirazi. The Compensation Committee is responsible for establishing the compensation of the Company's directors and executive officers.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of ClubCorp's Common Stock, as of March 9, 2000, by (i) each Named Executive Officer, (ii) each person or group known by ClubCorp to be the beneficial owner of more than 5.0% of the outstanding Common Stock, (iii) each director of ClubCorp and (iv) all directors and executive officers of ClubCorp as a group:


                                                   Shares of Common Stock
                                                     Beneficially Owned
                                                   ----------------------
Name                                                 Number    Percentage
-------------------------------------------------  ----------  -----------
Robert H. Dedman (1) (3)                           43,429,773      46.0  %
Cypress Merchant Banking Partners II L.P. (2) (5)  12,735,866         13.4
Cypress Merchant Banking Partners L.P. (2) (5)      1,592,882          1.7
Cypress Merchant Banking II C.V. (2)                  505,051            *
55th Street Partners II L.P. (2) (5)                  122,746            *
Cypress Offshore Partners L.P. (2)                     76,943            *
Cypress Golf C.V. Ltd. (2) (5)                         36,450            *
Cypress Golf Ltd. (2) (5)                               5,062            *
Robert H. Dedman, Jr. (1) (7)                      13,754,434         14.5
Patricia Dedman Dietz (1) (8)                      13,640,282         14.4
Mark W. Dietz (1) (9)                              13,640,282         14.4
James M. Hinckley (1) (11)                            219,444            *
James E. Maser (1) (4) (6)                             88,000            *
Patrick A. Corso (1) (11)                              61,370            *
Frank C. Gore (1) (11)                                 59,825            *
Terry A. Taylor (1) (11)                               56,932            *
Albert E. Chew, III (1) (6) (11)                       44,344            *
Michael L. Dillard (1)                                    282            *
James L. Singleton (2) (10)                                --            *
Bahram Shirazi (2) (10)                                    --            *
All directors and executive officers               71,233,491         75.1
    as a group (12 persons) (12)

____________________
*  less than 1.0%

(1)     Such  person's  address  is  3030  LBJ Freeway, Suite 700, Dallas, Texas
75234.
(2) Such entity's or person's address is 65 East 55th Street, New York, New York 10022.
(3)     Includes  116,300  shares  pledged  to  a  not-for-profit  institution.
(4) Excludes 12,841,133 shares owned by trusts for the benefit of Robert H. Dedman, Jr. and 12,935,433 shares owned by trusts for the benefit of Patricia Dedman Dietz, for which James E. Maser, among others, serves as trustee and shares voting and investment power.
(5)     Includes  855,563,  107,325,  8,100,  36,450, and 5,062 shares of Common
Stock issuable upon exercise of stock warrants that may be exercised within 60 days of this report to Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners II L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd., respectively.
(6) Excludes 4,112,659 shares owned by the Amended Plan for the benefit of the participants in the Amended Plan, for which James E. Maser and Albert E.
Chew,  III  serve  as  trustees  and  share  voting  and  investment  power.
(7) Includes 12,841,133 shares owned by trusts for the benefit of Robert H. Dedman, Jr. (see note (4) above), 10,425 shares owned by Robert H. Dedman,
Jr.'s wife, Rachael Dedman and 190,000 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of this report. Excludes 12,935,433 shares owned by trusts for the benefit of Patricia Dedman Dietz and 63,947 owned by trusts for the benefit of the Dietz's minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Robert
H.  Dedman,  Jr.  serves  as  a  trustee and shares voting and investment power.
(8) Includes 12,690 shares and 7,500 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of this report owned by Patricia Dedman Dietz's husband, Mark W. Dietz, 12,935,433 shares owned by trusts for Mrs. Dietz's benefit (see note (4) above), 63,947 shares owned by trusts for the benefit of the Dietz's minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Mrs. Dietz is a trustee and shares voting and investment power. Excludes 12,841,133 shares owned by trusts for the benefit of Robert H. Dedman, Jr., for which Mrs. Dietz is a trustee and shares voting and investment power.
(9) Includes 620,712 shares owned by Mark W. Dietz's wife, Patricia Dedman Dietz, 12,935,435 shares owned by trusts for the benefit of Mrs. Dietz (see note
(4) above), 63,947 shares owned by trusts for the benefit of the Dietz's minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Mrs. Dietz is a trustee and shares voting and investment power and 7,500 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of this report.

(10) Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., Cypress Merchant Banking II C.V., 55th Street Partners II L.P., Cypress Offshore Partners L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd. are controlled by The Cypress Group L.L.C. or affiliates thereof. Certain executives of The Cypress Group L.L.C., may be deemed to share beneficial ownership of the shares shown as beneficially owned by these entities. Mr. Singleton and Mr. Shirazi disclaim beneficial ownership of such shares.
(11)     Includes  190,000,  47,500,  50,000, 33,000 and 42,000 shares of Common
Stock issuable upon exercise of options that may be exercised within 60 days of this report for Mr. Hinckley, Mr. Corso, Mr. Gore, Mr. Taylor and Mr. Chew, respectively.
(12) Includes 462,500 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of this report for executive officers and directors of ClubCorp, Inc.

     Robert H. Dedman and his family currently own approximately 75% of the Common Stock. The holders of a majority of the Common Stock can elect all of ClubCorp's directors and approve or disapprove certain fundamental corporate transactions, including a merger or sale of all of the Company's assets, subject to the terms of the Shareholder Rights Agreement entered into with The Cypress Group. The transfer of a substantial portion of Mr. Dedman's Common Stock, including a transfer upon his death, could result in a change in control of the Company and could affect the management or direction of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the period from January 1, 1999, to March 9, 2000, Robert H. Dedman, Jr., Chief Operating Officer, President and a director of ClubCorp sold 30,000 shares of Common Stock for consideration of approximately $500,000.

     A  trust  for  the  benefit  of Robert H. Dedman, Jr., the President, Chief
Executive Officer and a director of ClubCorp, sold 75,100 shares of Common Stock, for consideration of approximately $1.3 million. A trust for the benefit of Patricia Dedman Dietz, a director of ClubCorp, sold 75,100 shares of Common Stock for consideration of approximately $1.3 million. A trust for the benefit of James E. Maser, Executive Vice President, sold 88,000 shares of Common Stock for consideration of approximately $1.5 million. All of such sales were made at the then-current Formula Price and were purchased by either the Amended Plan or the Company. See Item 5, -"Market for Registrant's Common Equity and Related Stockholder Matters".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1) The following audited Consolidated Financial Statements of ClubCorp and its subsidiaries as of December 29, 1998 and December 28, 1999, and for the years ended December 31, 1997, December 29, 1998 and December 28, 1999 are included in this Annual Report on Form 10-K, beginning on Page F-1:

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

        Schedule II - Valuation and qualifying accounts

          All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

(a)(3) See Index to Exhibits on page 39. Exhibits 10.1, 10.3 through 10.5 and 10.8 through 10.14 are compensatory plans.

(b)     Reports  on  Form  8-K

        Form  8-K/A Amendment No. 2 was filed on September 9, 1999, reflecting changes in proforma adjustments for the year ended December 29, 998. Form 8-K was filed on November 1, 1999, relating to other events.

(c)     Exhibits
          See  Index  to  Exhibits  on  page  39.

(d)     Financial  Statement  Schedule

          The financial statement schedule required by paragraph (d) of Item 14 is presented on page S-1.

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

CLUBCORP,  INC.


By:                    *
       ----------------------------------
       Robert H. Dedman, Jr.
       Chief Executive Officer
       and President


By:                    *
       ---------------------------------
       Charles A. Little
       Senior Vice President and
       Chief Accounting Officer

Date:  March 24, 2000
       ----------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                                       TITLE                            DATE
-------------------------  -----------------------------------------------  --------------

            *
-------------------------
Robert H. Dedman, Sr.      Chairman of the Board                            March 24, 2000

            *
-------------------------
Robert H. Dedman, Jr.      Chief Executive Officer, President and Director  March 24, 2000

            *
-------------------------
James M. Hinckley          Chief Operating Officer and Director             March 24, 2000

            *
-------------------------
Patricia Dedman Dietz      Director                                         March 24, 2000

            *
-------------------------
James L. Singleton         Director                                         March 24, 2000

            *
-------------------------
Bahram Shirazi             Director                                         March 24, 2000


By:  /s/Charles A. Little
     --------------------
     Charles A. Little
     Attorney-in-Fact

____________________
* Power of Attorney authorizing Charles A. Little to sign this annual report on Form 10-K on behalf of the directors and certain officers of the Company is being filed with the Securities and Exchange Commission.

                                INDEX TO EXHIBITS


Exhibit
 Number   Exhibit
--------  ---------------------------------------------------------------------------------------------------

 3.1*     Articles of Incorporation, as amended, of ClubCorp, Inc.
 3.2*     Bylaws, as amended, of Club Corporation International
 4.1*     Specimen Certificate evidencing Common Stock of Club Corporation International
 4.2~~    Certificate of Incorporation of ClubCorp, Inc.
 4.3**    Bylaws of ClubCorp, Inc.
10.1~     ClubCorp Employee Stock Ownership Plan
10.2~     Executive Liability and Indemnification Policy, effective October 19, 1998
10.3*     Club Corporation International Executive Bonus Plan for 1992 - 1994
10.4^^    ClubCorp Comprehensive Compensation Plan
10.5*     Club Corporation of America Stock Appreciation Rights Program
10.6*     Form of Stockholder Agreement for Club Corporation International
10.7~     ClubCorp Employee Stock Ownership Trust
10.8^     Club Corporation International Executive Stock Option Plan
10.9***   First Amendment to the Club Corporation International Executive Stock Option Plan
10.10#    Second Amendment to the Club Corporation International Executive Stock Option Plan
10.11~    Third Amendment to the Club Corporation International Executive Stock Option Plan
10.12^^^  Club Corporation International Omnibus Stock Plan
10.13~    First Amendment to the Club Corporation International Omnibus Stock Plan
10.14~    First Amendment to the ClubCorp Employee Stock Ownership Plan and ClubCorp Employee Stock
            Ownership Trust
10.15~~   200,000,000 Credit Agreement among ClubCorp, Inc. and Certain Lenders dated March 29, 1999
10.16~    Form of Stock Purchase Agreement dated February 10, 1999 between Meditrust Corporation, Meditrust
            Operating Company and Golf Acquisitions, L.L.C.
10.17~~~  Form of First Amendment and Restated Credit Agreement among ClubCorp, Inc. and certain lenders for $650,000,000 dated September 24, 1999
10.18     Stock Purchase Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C.
            dated October 26, 1999
10.19     Stockholders Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C.
            dated October 26, 1999
10.20     Form of Warrant to Purchase Common Stock of ClubCorp, Inc.
21.1      Subsidiaries of ClubCorp, Inc.
23.1      Consent of KPMG LLP
23.2      Consent of Houlihan Lokey Howard and Zukin Financial Advisors, Inc.
24.1      Power of Attorney
99.1      Opinion of Houlihan Lokey Howard and Zukin Financial Advisors, Inc. related to December 28, 1999 valuation of the Common Stock

_____________________
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-83496)
**    Incorporated by reference to the Company's Post-Effective Amendment No. 1 to Form S-8 (Registration Nos. 33-89818, 33-96568, 333-08041 and
        333-57107)
***   Incorporated  by  reference  to the Company's Annual Report on Form 10-K for  the  fiscal  year  ended  December  31,  1995
^     Incorporated  by reference to the Company's Registration Statement on Form
        S-8 (Registration No. 33-96568)
^^    Incorporated by reference to the Company's Registration Statement on Form
        S-8 (Registration No. 333-08041)
^^^   Incorporated  by  reference  to  the Company's Registration Statement on
        Form S-8 (Registration No. 333-57107)
#     Incorporated  by  reference to the Company's Quarterly Report on Form 10-Q for the fiscal period ended June 17, 1998
~     Incorporated  by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1998
~~    Incorporated  by  reference to the Company's Quarterly Report ended on Form 10-Q for the fiscal period ended March 23,  1999
~~~   Incorporated  by  reference  to  the  Company's  Quarterly  Report ended on Form 10-Q for the fiscal period ended September 7, 1999

INDEPENDENT AUDITORS' REPORT
----------------------------




The Board of Directors
ClubCorp, Inc.



We have audited the accompanying consolidated financial statements of ClubCorp, Inc. and subsidiaries ("ClubCorp") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of ClubCorp's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClubCorp as of December 29, 1998 and December 28, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                               KPMG LLP




Dallas, Texas
February 25, 2000

CLUBCORP, INC.
CONSOLIDATED BALANCE SHEET
December 29, 1998 and December 28, 1999
(Dollars in thousands, except share amounts)


                      Assets                               1998         1999
                      ------                            -----------  -----------
Current assets:
        Cash and cash equivalents                       $   75,342   $   36,606
        Membership and other receivables, net               84,915      109,391
        Inventories                                         18,082       22,937
        Other assets                                        14,668       16,213
                                                        -----------  -----------
                Total current assets                       193,007      185,147

Property and equipment, net                                751,070    1,122,369
Other assets                                               166,081      239,014
                                                        -----------  -----------
                                                        $1,110,158   $1,546,530
                                                        ===========  ===========

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
        Accounts payable and accrued liabilities        $   58,826   $   76,063
        Long-term debt - current portion                    18,633       50,742
        Other liabilities                                   97,127      106,120
                                                        -----------  -----------
                Total current liabilities                  174,586      232,925

Long-term debt                                             255,917      461,383
Other liabilities                                          109,880      118,069
Membership deposits                                         95,460       96,365

Redemption value of common stock held by benefit plan       65,279       72,835

Stockholders' equity:
Preferred stock, $.01 par value, 150,000,000 shares
   authorized, none issued or outstanding                        -            -
Common stock, $.01 par value, 250,000,000 shares
   authorized, 90,219,408 and 99,594,408 issued
   in 1998 and 1999, 84,629,809 and 94,436,903
   outstanding in 1998 and 1999, respectively                  902          996
Additional paid-in capital                                  11,205      160,408
Accumulated other comprehensive income (loss)                 (119)         841
Retained earnings                                          445,770      449,840
Treasury stock                                             (48,722)     (47,132)
                                                        -----------  -----------
                Total stockholders' equity                 409,036      564,953
                                                        -----------  -----------
                                                        $1,110,158   $1,546,530
                                                        ===========  ===========

See accompanying notes to consolidated financial statements.

CLUBCORP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended December 31, 1997, December 29, 1998 and December 28, 1999 (Dollars in thousands, except per share amounts)


                                                                    1997       1998        1999
                                                                  ---------  ---------  -----------
Operating revenues                                                $830,740   $854,648   $1,027,549
Operating costs and expenses                                       697,568    716,481      873,865
Selling, general and administrative expenses                        64,585     68,034       81,277
Impairment loss from assets to be held and used                          -          -       13,483
                                                                  ---------  ---------  -----------

Operating income                                                    68,587     70,133       58,924

Gain (loss) on divestitures and sales of assets                      4,729     (5,718)       3,048
Interest and investment income                                       6,500      8,780        4,278
Interest expense                                                   (34,044)   (28,901)     (43,279)
Other income                                                         1,118      1,025            -
                                                                  ---------  ---------  -----------

Income from continuing operations before income taxes,
   minority interest and extraordinary item                         46,890     45,319       22,971

Income tax (provision) benefit                                      41,264     (5,807)     (11,756)

Minority interest                                                     (290)         -          411
                                                                  ---------  ---------  -----------

Income from continuing operations before extraordinary item         87,864     39,512       11,626

Discontinued operations - income on disposal of financial
   services segment, net of income taxes of $(15,221)               25,146          -            -
                                                                  ---------  ---------  -----------

Income before extraordinary item                                   113,010     39,512       11,626

Extraordinary item - loss on extinguishment of debt, net of
    income taxes of $634                                                 -     (1,176)           -
                                                                  ---------  ---------  -----------

Net income                                                        $113,010   $ 38,336   $   11,626
                                                                  =========  =========  ===========


Basic earnings per share:
    Income from continuing operations before extraordinary item   $   1.03   $    .46   $      .13
    Discontinued operations                                            .29          -            -
    Extraordinary item - loss on extinguishment of debt                  -       (.01)           -
                                                                  ---------  ---------  -----------
    Net income                                                    $   1.32   $    .45   $      .13
                                                                  =========  =========  ===========

Diluted earnings per share:
    Income from continuing operations before extraordinary item   $   1.02   $    .45   $      .13
    Discontinued operations                                            .29          -            -
    Extraordinary item - loss on extinguishment of debt                  -       (.01)           -
                                                                  ---------  ---------  -----------
    Net income                                                    $   1.31   $    .44   $      .13
                                                                  =========  =========  ===========

See accompanying notes to consolidated financial statements.

CLUBCORP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME Years Ended December 31, 1997, December 29, 1998 and December 28, 1999 (Dollars in thousands, except share amounts)





                                                Preferred stock
                                              (150,000,000 shares
                                                authorized, par           Common stock (250,000,000 shares
                                             value $.01 per share)      authorized, par value $.01 per share)
                                             ---------------------  --------------------------------------------
                                                                                 Treasury                         Additional
                                             Shares     Shares        Shares      Stock        Shares      Par      Paid-in
                                             Issued   Outstanding     Issued      Shares    Outstanding   Value     Capital
                                             ------  -------------  ----------  ----------  ------------  ------  -----------
Balances at December 31, 1996                     -            -    90,219,408  4,826,167    85,393,241   $  902  $    10,380

Purchase of treasury stock                        -            -             -    447,850      (447,850)       -            -

Stock issued in connection with bonus plans       -            -             -    (58,448)       58,448        -          227

Comprehensive income:
    Net income                                    -            -             -          -             -        -            -
    Foreign currency translation adjustment       -            -             -          -             -        -            -
    Market adjustment                             -            -             -          -             -        -            -

        Total comprehensive income

Change in redemption value of common
    stock held by benefit plan                    -            -             -          -             -        -            -
                                             ------  -----------    ----------  ----------  ------------  ------  -----------

Balances at December 31, 1997                     -            -    90,219,408  5,215,569    85,003,839   $  902  $    10,607

Purchase of treasury stock                        -            -             -    506,549      (506,549)       -            -

Stock issued in connection with:
    Purchases by benefit plan                     -            -             -    (11,084)       11,084        -           78
    Bonus plans                                   -            -             -    (71,935)       71,935        -          436
    Exercise of stock options                     -            -             -    (49,500)       49,500        -           84

Comprehensive income:
    Net income                                    -            -             -          -             -        -            -
    Foreign currency translation adjustment       -            -             -          -             -        -            -

        Total comprehensive income

Change in redemption value of common
    stock held by benefit plan                    -            -             -          -             -        -            -
                                             ------  -----------    ----------  ----------  ------------  ------  -----------

Balances at December 29, 1998                     -            -    90,219,408  5,589,599    84,629,809   $  902  $    11,205

PURCHASE OF TREASURY STOCK                        -            -             -    265,221      (265,221)       -            -

STOCK ISSUED IN CONNECTION WITH:
    PURCHASE BY INVESTMENT GROUP, NET             -            -     9,375,000          -     9,375,000       94      143,895
    ACQUISITION                                   -            -             -   (597,533)      597,533        -        4,717
    BONUS PLANS                                   -            -             -    (84,782)       84,782        -          570
    EXERCISE OF STOCK OPTIONS                     -            -             -    (15,000)       15,000        -           21

COMPREHENSIVE INCOME:
    NET INCOME                                    -            -             -          -             -        -            -
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT       -            -             -          -             -        -            -

        TOTAL COMPREHENSIVE INCOME

CHANGE IN REDEMPTION VALUE OF COMMON
    STOCK HELD BY BENEFIT PLAN                    -            -             -          -             -        -            -
                                             ------  -----------    ----------  ----------  ------------  ------  -----------

BALANCES AT DECEMBER 28, 1999                     -            -    99,594,408  5,157,505    94,436,903   $  996  $   160,408
                                             ======  ===========    ==========  ==========  ============  ======  ===========


                                               Accumulated
                                                  Other                                    Total
                                              Comprehensive    Retained    Treasury    Stockholders'
                                              Income (Loss)    Earnings     Stock         Equity
                                             ---------------  ----------  ----------  ---------------
Balances at December 31, 1996                $         (100)  $ 316,470   $ (37,100)  $      290,552

Purchase of treasury stock                                -           -      (5,568)          (5,568)

Stock issued in connection with bonus plans               -           -         453              680

Comprehensive income:
    Net income                                            -     113,010           -          113,010
    Foreign currency translation adjustment             314           -           -              314
    Market adjustment                                    46           -           -               46
                                                                                      ---------------
        Total comprehensive income                                                           113,370

Change in redemption value of common
    stock held by benefit plan                            -     (10,419)          -          (10,419)
                                             ---------------  ----------  ----------  ---------------

Balances at December 31, 1997                $          260   $ 419,061   $ (42,215)  $      388,615

Purchase of treasury stock                                -           -      (7,606)          (7,606)

Stock issued in connection with:
    Purchases by benefit plan                             -           -          94              172
    Bonus plans                                           -           -         584            1,020
    Exercise of stock options                             -           -         421              505

Comprehensive income:
    Net income                                            -      38,336           -           38,336
    Foreign currency translation adjustment            (379)          -           -             (379)
                                                                                      ---------------
        Total comprehensive income                                                            37,957

Change in redemption value of common
    stock held by benefit plan                            -     (11,627)          -          (11,627)
                                             ---------------  ----------  ----------  ---------------

Balances at December 29, 1998                $         (119)  $ 445,770   $ (48,722)  $      409,036

PURCHASE OF TREASURY STOCK                                -           -      (4,514)          (4,514)

STOCK ISSUED IN CONNECTION WITH:
    PURCHASE BY INVESTMENT GROUP, NET                     -           -           -          143,989
    ACQUISITION                                           -           -       5,202            9,919
    BONUS PLANS                                           -           -         771            1,341
    EXERCISE OF STOCK OPTIONS                             -           -         131              152

COMPREHENSIVE INCOME:
    NET INCOME                                            -      11,626           -           11,626
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT             960           -           -              960
                                                                                      ---------------
        TOTAL COMPREHENSIVE INCOME                                                            12,586

CHANGE IN REDEMPTION VALUE OF COMMON
    STOCK HELD BY BENEFIT PLAN                            -      (7,556)          -           (7,556)
                                             ---------------  ----------  ----------  ---------------

BALANCES AT DECEMBER 28, 1999                $          841   $ 449,840   $ (47,132)  $      564,953
                                             ===============  ==========  ==========  ===============

See accompanying notes to consolidated financial statements.

CLUBCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 1997, December 29, 1998 and December 28, 1999 (Dollars in thousands)



                                                                                        1997        1998        1999
                                                                                     ----------  ----------  ----------
Cash flows from operations:
        Net income                                                                   $ 113,010   $  38,336   $  11,626
        Adjustments to reconcile net income to cash flows provided from operations:
                Depreciation and amortization                                           47,314      54,161      73,458
                Impairment loss from assets to be held and used                              -           -      13,483
                Loss (gain) on divestitures and sales of assets                         (4,729)      5,718      (3,048)
                Minority interest in net loss (income) of subsidiaries                     290           -        (411)
                Income on disposal of financial services segment                       (25,146)          -           -
                Extraordinary item - loss on extinguishment of debt                          -       1,810           -
                Equity in earnings of joint ventures                                      (852)     (1,007)     (1,991)
                Amortization of discount on membership deposits                          7,681       8,345       6,686
                Deferred income taxes                                                  (44,045)      2,898       7,858
                Decrease in real estate held for sale                                   14,828       9,265      10,512
                Increase in membership and other receivables, net                       (3,033)     (9,271)    (13,245)
                Increase in accounts payable and accrued liabilities                     2,017       2,000      15,641
                Increase (decrease) in deferred income                                   5,742      12,770     (15,503)
                Increase in deferred membership revenues                                 2,823       8,057      10,366
                Other                                                                   (8,869)    (16,649)    (10,864)
                                                                                     ----------  ----------  ----------
                            Cash flows provided from operations                        107,031     116,433     104,568

Cash flows from investing activities:
        Additions to property and equipment                                            (58,768)   (100,035)   (129,624)
        Development of new facilities                                                   (5,775)    (19,120)    (31,813)
        Development of real estate ventures                                             (9,563)     (8,575)    (18,442)
        Acquisition of facilities                                                       (6,436)     (9,038)   (265,507)
        Investment in affiliates                                                        (6,123)    (21,930)    (42,947)
        Proceeds from disposition of subsidiaries and assets, net                       13,026      10,768      11,368
        Proceeds from disposal of financial services segment, net                       89,968           -           -
        Other                                                                            7,371       6,429      (3,261)
                                                                                     ----------  ----------  ----------
                            Cash flows provided from (used by) investing activities     23,700    (141,501)   (480,226)

Cash flows from financing activities:
        Borrowings of long-term debt                                                    19,441     238,959     903,779
        Repayments of long-term debt                                                  (103,730)   (232,709)   (712,407)
        Membership deposits received, net                                                1,744       3,820       5,923
        Treasury stock transactions, net                                                (5,568)     (6,929)     (4,362)
        Proceeds from sale of stock, net                                                     -           -     143,989
        Repayment of Federal Home Loan bank advances                                    (3,153)          -           -
        Dividend paid to minority shareholder of financial services segment            (12,500)     (4,150)          -
                                                                                     ----------  ----------  ----------
                            Cash flows provided from (used by) financing activities   (103,766)     (1,009)    336,922
                                                                                     ----------  ----------  ----------

Total net cash flows                                                                    26,965     (26,077)    (38,736)
                                                                                     ----------  ----------  ----------
Cash and cash equivalents at beginning of period                                        74,454     101,419      75,342
                                                                                     ----------  ----------  ----------
Cash and cash equivalents at end of period                                           $ 101,419   $  75,342   $  36,606
                                                                                     ==========  ==========  ==========

See accompanying Notes 1, 2, 3, 4, and 8 for supplemental disclosures of non-cash activities.
See accompanying notes to consolidated financial statements.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Consolidation
-------------
The Consolidated Financial Statements include the accounts of ClubCorp, Inc. (Parent) and its subsidiaries (collectively ClubCorp) except for certain subsidiaries of Franklin Federal Bancorp, a Federal Savings Bank (Franklin). On January 2, 1997, Franklin sold certain assets and transferred certain liabilities to Norwest Corporation. Thus, Franklin is classified as a discontinued operation (Note 2) and ClubCorp's gain on the sale is segregated in the accompanying financial statements. Unless otherwise indicated, all financial information in the Notes to the Consolidated Financial Statements excludes the discontinued operation.

Investments in affiliates for which ClubCorp does not have operational or financial control are accounted for on the equity method. Under the equity method, original investments are recorded at cost and adjusted by ClubCorp's share of the undistributed earnings or losses of these affiliates (Note 4). The investment balances are included in other non-current assets in the accompanying financial statements.

All  material  intercompany  balances  and  transactions  have  been eliminated.

No minority interest is recorded for minority stockholders of three country clubs, two business clubs, five golf clubs in development, one resort subsidiary and two real estate development subsidiaries because of deficit capital positions. Minority stockholders' share of these entities' cumulative and 1999 losses which approximate $7,522,000 and $1,936,000, respectively, have been recognized by ClubCorp. Future earnings of these subsidiaries will be recognized by ClubCorp to the extent of minority interest losses previously absorbed.

Nature of operations
--------------------
ClubCorp, Inc. is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, has historically operated in two distinct business industries; hospitality and financial services. The disposal of the financial services segment is presented as discontinued operations for financial reporting purposes (Note 2). ClubCorp's operations in the hospitality industry involve the operation of resorts, country club and golf facilities and business and sports clubs through sole ownership, partial ownership (including joint venture interests) and management agreements.

Fiscal year
-----------
Effective January 1, 1997, ClubCorp changed its fiscal year from a calendar year ending December 31 to a 52/53 week fiscal year ending on the last Wednesday of December. Fiscal year 1997 is comprised of the 53 weeks ended December 31, 1997.

ClubCorp decided to modify its accounting periods effective in fiscal year 1998 from the fiscal year ending on the last Wednesday to the fiscal year ending on the last Tuesday of December. ClubCorp's 1998 and 1999 fiscal years are comprised of the 52 weeks ended December 29, 1998 and December 28, 1999, respectively.

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

Cash and cash equivalents
-------------------------
ClubCorp's policy is to invest cash in excess of operating requirements in income producing investments. For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include cash on hand and interest-bearing deposits in financial institutions, substantially all of which have maturities of 180 days or less. Cash equivalents at December 29, 1998 and December 28, 1999 were approximately $30,488,000 and $8,898,000, respectively.

Impairment of long-lived assets and intangible assets
-----------------------------------------------------
Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

CLUBCORP, INC.
(Note 1 continued)


ClubCorp assesses the recoverability of long-lived assets by determining whether the fixed asset balance can be recovered over its remaining life through estimated future cash flows. Fair value, for purposes of calculating impairment, is measured based on discounted future operating cash flows using a risk-adjusted discount rate. As a result of current and historical operating losses, ClubCorp evaluated the recoverability of the long-lived assets at a resort and recorded an impairment loss for the year ended December 28, 1999. Impaired assets identified were property and equipment including land improvements and buildings.

Intangible assets
-----------------
Identifiable intangible assets represent primarily the excess cost over fair value of net assets of businesses acquired and public golf leasehold interests which are amortized using the straight-line method over 10 to 40 years.

Property and equipment
----------------------
Property and equipment is stated at cost. Land and land improvements include nondepreciable golf course improvements including fairways, roughs and trees.

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

Real estate held for sale
-------------------------
Real estate held for sale consists primarily of land, land development costs and related amenities if they are to be left with the project upon completion. Costs are allocated to project components based on the specific identification method whenever possible. Otherwise, costs are allocated based on their relative sales value. At December 29, 1998 and December 28, 1999, real estate held for sale was $26,591,000 and $52,950,000, respectively, and is included in other non-current assets in the Consolidated Balance Sheet.

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

Income taxes
------------
Income taxes are accounted for using the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Foreign currency translation
----------------------------
Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at year-end. All foreign income and expenses are translated at the weighted average exchange rates during the year.

Translation gains and losses are reported separately as a component of comprehensive income. Realized foreign currency transaction gains and losses are reflected in the statement of operations.

CLUBCORP,  INC.
(Note  1  continued)


Treasury stock
--------------
Purchases of treasury stock are recorded at the cost of the shares acquired. When treasury stock is subsequently issued, the difference between the cost of shares issued, using the average cost method, and the sales price is charged or credited to additional paid-in capital.

Stock-based compensation
------------------------
Stock-based compensation is accounted for using Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Under APB 25, if the exercise price of the options is greater than or equal to the market price at the date of grant, no compensation expense is recorded. ClubCorp has also adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-based Compensation" (Note 13).

Revenue recognition
-------------------
Revenue from green fees, lodging, cart rentals, food and beverage sales and merchandise sales are generally recognized at the time of sale or when the service is provided.

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

Membership deposits represent advance initiation deposits paid by members and are refundable a fixed number of years (generally 30) after the date of acceptance as a member. The difference between the amount of the membership deposit and the present value of the obligation is deferred and recognized as revenue on a straight-line basis over the average expected life of an active membership. Nonrefundable initiation fees and related incremental direct selling costs of membership initiation deposits and fees (primarily commissions) are recorded in the same manner. The membership deposit liability accretes over the refundable term using the interest method. The accretion is included in interest expense in the accompanying Consolidated Statement of Operations.

At December 28, 1999, the amount of membership deposits contractually due and payable during the next five years is not significant.

Divestiture of subsidiaries
---------------------------
Gain (loss) on divestitures and sales of assets includes gains and losses from the disposition and sales of assets and subsidiaries. Subsidiaries are divested when management determines they will be unable to provide a positive contribution to cash flows from operations in future periods. Gains from divestitures are generally recognized in the period in which operations cease and losses are recognized when they become apparent.

Interest rate swap agreements
-----------------------------
ClubCorp enters into interest rate swap agreements to limit exposure to fluctuations in interest rates related to long-term debt. ClubCorp accounts for these swap agreements by recording the net interest to be paid or received as an increase or reduction in interest expense in the period it is accrued.

Earnings per share
------------------
Earnings per share is computed using the weighted average number of common shares outstanding of 85,283,231, 84,935,699 and 85,919,955 for basic and 85,946,231, 86,649,991 and 88,264,521 for diluted for 1997, 1998 and 1999, respectively. The weighted average shares outstanding used in the calculation of diluted earnings per share includes options and warrants to purchase common stock (Notes 10 and 13).

Reclassifications
-----------------
Certain amounts previously reported have been reclassified to conform with the current year presentation.

CLUBCORP, INC.
(Note 1 continued)


Recent pronouncements
---------------------
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". It requires that all derivatives be recognized as either assets or liabilities on the balance sheet and such instruments be measured at their fair value. The Statement, as amended, is effective for all quarters of years beginning after June 15, 2000. Based on ClubCorp's current operations, the effect of implemen-tation of this new statement is not expected to have a significant effect on ClubCorp's balance sheet or statement of operations. SFAS 133 will be reflected in ClubCorp's first quarter 2001 Consolidated Financial Statements.


NOTE 2.  DISCONTINUED OPERATIONS
--------------------------------
On August 7, 1996, Franklin entered into an agreement to sell certain assets and transfer certain liabilities to Norwest Corporation pending regulatory approval. The sale was consummated on January 2, 1997 for $89,968,000. ClubCorp's total cash investment in Franklin was $25,000,000. For the year ended December 31, 1997, ClubCorp's gain on the sale, net of income taxes and minority interest, was $25,146,000.

In January 1997, Franklin paid $62,500,000 in dividends to its shareholders. ClubCorp used a majority of its dividend to repay long-term debt.


NOTE 3.  ACQUISITIONS
---------------------
During 1997, ClubCorp purchased the stock of a golf club and substantially all the assets of a country club and a hotel. The hotel is an addition to an existing resort subsidiary.

During 1998, ClubCorp purchased substantially all the assets of two country clubs.

During 1999, ClubCorp purchased the minority interest in a previously consolidated resort property, substantially all the assets of 29 golf facilities, including 22 from The Cobblestone Golf Group, one business facility and one real estate development subsidiary. The 29 golf facilities include 12 country clubs, 14 golf clubs and three public golf courses.


These acquisitions were accounted for using the purchase method and, accordingly, the acquired assets and liabilities were recorded based on their estimated fair values at the dates of acquisition. A summary of the combined assets and liabilities on the acquisition dates is as follows (dollars in thousands):


                                    1997     1998     1999
                                   -------  ------  --------
Inventories and other assets       $    39  $   72  $ 16,937
Property and equipment               9,587   7,627   313,095
Excess of cost over net
  assets acquired                      732   1,530     1,804
                                   -------  ------  --------
        Total assets acquired      $10,358  $9,229  $331,836
                                   =======  ======  ========

Accounts payable and
  accrued liabilities              $ 1,003  $   80  $  4,963
Long-term debt                       2,919     111    39,705
Other liabilities                        -       -    11,742
                                   -------  ------  --------
        Total liabilities assumed  $ 3,922  $  191  $ 56,410
                                   =======  ======  ========

        Purchase price             $ 6,436  $9,038  $275,426
                                   =======  ======  ========

The purchase price generally represents cash paid for the acquired assets and liabilities. In 1999, the purchase price includes stock issued in connection with an acquisition in the amount of $9,919,000.

The following unaudited proforma financial information for ClubCorp assumes the acquisitions in 1998 and 1999 occurred at the beginning of their respective acquisition year and the preceding year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):


                              1998       1999
                            --------  ----------
Operating revenues          $925,705  $1,048,137
                            ========  ==========

Net income                  $ 25,438  $    8,279
                            ========  ==========

Diluted earnings per share  $    .29  $      .09
                            ========  ==========

CLUBCORP, INC.


NOTE 4.  INVESTMENTS IN AFFILIATES
----------------------------------
ClubCorp's investments in affiliates include joint ventures for the operation of four real estate developments, four country clubs, three golf clubs, two business clubs and common stock interests in two golf operating companies, ClubLink Corporation and PGA European Tour Courses, PLC. In addition, ClubCorp entered into a joint venture for the sole purpose of acquiring the Cobblestone properties (Note 3).

A summary of the significant financial information of affiliated companies accounted for on the equity method is as follows (dollars in thousands):


                                 1998      1999
                               --------  --------
Cash                           $ 11,303  $ 27,853
Property and equipment, net     270,071   331,066
Land held for resale                494       240
Other assets                    106,123    96,322
                               --------  --------
        Total assets           $387,991  $455,481
                               ========  ========

Long-term debt                 $ 63,539  $133,430
Membership deposits               4,800     5,250
Other liabilities               103,640    90,042
Venturers' capital              216,012   226,759
                               --------  --------
        Total liabilities and
           venturers' capital  $387,991  $455,481
                               ========  ========

Operating revenues             $ 95,362  $116,660
Operating income               $ 19,178  $ 20,994
Net income                     $ 10,668  $  7,337

ClubCorp's equity in:
    Venturers' capital         $ 31,598  $ 70,835
    Net income                 $  1,007  $  1,991


CLUBCORP, INC.


NOTE 5.  FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------
Fair value estimates are made at a specific point in time, based on relevant information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time ClubCorp's entire holdings of a particular financial instrument. Because no market exists for certain financial instruments, fair value estimates are based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

At December 29, 1998 and December 28, 1999, ClubCorp's estimate of fair value approximates the carrying value of its financial instruments except as noted below.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents
-------------------------
The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Long-term debt
--------------
Fair values for fixed rate, capital lease and other obligations are based on the discounted value of contractual cash flows using ClubCorp's incremental borrowing rates for similar types of debt arrangements. The estimated fair value of these obligations was $75,478,000 and $58,185,000 at December 29, 1998 and December 28, 1999, respectively. The carrying value of these obligations was $79,397,000 and $67,182,000 at December 29, 1998 and December 28, 1999,
respectively. ClubCorp's fluctuating rate obligations' carrying amounts approximate fair value.

Membership deposits
-------------------
The   estimated   fair   value  of  membership  deposits  was  $115,589,000  and
$100,593,000 at December 29, 1998 and December 28, 1999, respectively. The carrying value at December 29, 1998 and December 28, 1999 of membership deposits was $95,460,000 and $96,365,000, respectively. The fair value of membership deposits is based on the discounted value of future maturities using ClubCorp's incremental borrowing rate.

Interest rate swaps
-------------------
The estimated fair value of interest rate swaps was $(2,888,000) and $4,153,000 at December 29, 1998 and December 28, 1999, respectively. The notional amounts were $139,539,000 and $139,316,000 at December 29, 1998 and December 28, 1999,
respectively. Fair value was based on quotes from a broker. The Company's interest rate swaps are not recorded in the accompanying Consolidated Balance Sheet.

CLUBCORP, INC.



NOTE 6.  PROPERTY AND EQUIPMENT
-------------------------------
Property and equipment consists of the following at year-end (dollars in thousands):


                                          1998         1999
                                       -----------  -----------
Land and land improvements             $  318,865   $  528,466
Buildings and recreational facilities     295,081      378,560
Leasehold improvements                     96,781      112,570
Furniture and fixtures                     96,257      118,107
Machinery and equipment                   175,342      222,762
Construction in progress                   52,263      104,050
                                       -----------  -----------
                                        1,034,589    1,464,515
Accumulated depreciation
  and amortization                       (283,519)    (342,146)
                                       -----------  -----------
                                       $  751,070   $1,122,369
                                       ===========  ===========


NOTE 7.  CURRENT LIABILITIES
----------------------------
Current liabilities consist of the following at year-end (dollars in thousands):


                                             1998      1999
                                           --------  --------
Accounts payable                           $ 24,139  $ 35,610
Accrued compensation
  and employee benefits                      22,546    23,793
Other accrued liabilities                    12,141    16,660
                                           --------  --------
        Accounts payable
          and accrued liabilities            58,826    76,063

Long-term debt - current portion             18,633    50,742

Deferred membership revenue                  39,746    54,932
Other deferred revenue                       33,993    20,715
Property taxes payable                       11,561    17,569
Other current liabilities                    11,827    12,904
                                           --------  --------
        Other liabilities                    97,127   106,120
                                           --------  --------

                Total current liabilities  $174,586  $232,925
                                           ========  ========


NOTE 8.  LONG-TERM DEBT AND LEASES
----------------------------------
Long-term borrowings are summarized below with weighted average interest rates of 6.6% and 8.7% at year-end 1998 and 1999, respectively, and the range of maturity dates for debt outstanding at December 28, 1999 in parentheses (dollars in thousands):


                                         1998      1999
                                       --------  --------
Notes payable to
  financial institutions:
     Fixed rate (2000-2017)            $ 26,736  $ 13,892
     Fluctuating rate (2000-2007)       195,153   444,943
Notes payable to developers and
  landlords - Fixed rate (2002-2013)      2,818     2,254
Capital lease obligations (2000-2004)    24,431    26,264
Other obligations (2000-2006)            25,412    24,772
                                       --------  --------
                                        274,550   512,125
Less current portion                     18,633    50,742
                                       --------  --------
                                       $255,917  $461,383
                                       ========  ========

Certain real and personal property and equipment of Parent's subsidiaries are pledged as collateral on their long-term debt.

On September 24, 1999, ClubCorp finalized a comprehensive refinancing agreement with a group of banks. The combined $650,000,000 refinancing agreement consists of a $350,000,000 revolving credit facility which matures in September 2004, a $100,000,000 term loan which matures in September 2004 and a $200,000,000 term loan which matures in March 2007. The interest rate is typically determined using a LIBOR-based pricing matrix as defined in the agreement. ClubCorp borrowed $519,113,000 under these new facilities to refinance debt, including $481,500,000 outstanding under the existing credit facilities. In addition, ClubCorp intends to use the facility to finance future acquisitions, capital expansions and working capital needs. As of December 28, 1999, the amount outstanding under this agreement, including letters of credit of $10,345,000, is $421,345,000; $200,000,000 at an interest rate of LIBOR plus 3%, $100,000,000 at an interest rate of LIBOR plus 2% and the remaining balance at an interest rate of LIBOR plus 1.5%.

CLUBCORP, INC.
(Note 8 continued)


The amounts of long-term debt maturing in each of the four years subsequent to 2000 are as follows (dollars in thousands):


Year
----
2001  $ 23,121
2002    12,660
2003     6,125
2004   212,366

The provisions of certain subsidiary lending and lease agreements limit the amount of dividends that may be paid to Parent. Under the most restrictive of these limitations, at December 28, 1999, approximately $184,800,000 of retained earnings was available for the declaration of dividends to Parent.

The amount of cash paid for interest in 1997, 1998 and 1999 was approximately $24,700,000 $21,400,000 and $32,400,000, respectively.

ClubCorp has entered into interest rate swap agreements with a total notional amount of approximately $139,000,000. Under these agreements which mature from 2000 to 2003, ClubCorp will receive interest at the 30 to 90 day LIBOR rate and pay interest at rates ranging from 5.25% to 7.865%.

ClubCorp leases operating facilities under agreements ranging from 1 to 43 years. These agreements normally provide for minimum rentals plus executory costs. In some cases, ClubCorp must pay contingent rent generally based on a percentage of gross receipts or positive cash flow as defined in the lease agreements. Future minimum lease payments required at December 28, 1999 under operating leases for buildings and recreational facilities with initial noncancelable lease terms in excess of one year are as follows (dollars in thousands):


Year
----
2000                   $ 24,820
2001                     24,763
2002                     22,485
2003                     21,270
2004                     19,142
Thereafter              108,100
                       --------
Total future minimum
    payments required  $220,580
                       ========

Total facility rental expense (including contingent rent) during 1997, 1998 and 1999 was $34,165,000, $32,978,000 and $40,487,000, respectively. Contingent rent during  1997,  1998  and  1999  was  $6,750,000,  $5,931,000  and  $6,387,000,
respectively.


NOTE 9.  OTHER LIABILITIES
--------------------------
Other  liabilities  consist of the following at year-end (dollars in thousands):


                               1998      1999
                             --------  --------
Deferred membership revenue  $ 89,902  $ 97,640
Insurance reserves             14,160     9,870
Other                           5,818    10,559
                             --------  --------
    Total other liabilities  $109,880  $118,069
                             ========  ========


NOTE 10.  STOCKHOLDERS' EQUITY
------------------------------
On December 1, 1999, ClubCorp sold 9,375,000 shares of common stock and 1,012,500 common stock purchase warrants for a price of $16 per share. The sale resulted in total proceeds of $150,000,000, net of issuance costs of $6,011,000. Each common stock purchase warrant allows the holder to purchase one share of common stock at $17 per share and is exercisable immediately through 2009. During the year ended December 28, 1999, no common stock purchase warrants were redeemed. The stock purchase agreement includes a repurchase clause whereby ClubCorp could be required to repurchase a portion of the outstanding shares of common stock and common stock purchase warrants should certain events that are under ClubCorp's control not occur.

CLUBCORP, INC.


NOTE 11. SEGMENT REPORTING
--------------------------
ClubCorp operations are organized into three principal business segments according to the type of facility or service provided: Country club and golf facilities, Business and sports clubs and Resorts.

Management has determined that the operations of these three segments have similar economic characteristics and meet the criteria which permit the operations to be aggregated into these reportable segments. Management of ClubCorp relies primarily on Adjusted EBITDA generated from its properties within the three reportable segments for purposes of making decisions about allocating resources and assessing segment performance.

The primary sources of revenue for all segments are membership revenue and food and beverage sales. Additionally, country club and golf facilities and resorts have significant golf operations revenue and resorts have significant lodging revenue.

Country club and golf facilities operations consist of domestic private country clubs, semi-private golf clubs and public golf facilities. Private country clubs provide at least one 18-hole golf course and various other recreational amenities that are open only to members and their guests. Semi-private golf clubs provide both private and public golf play and usually offer fewer other recreational amenities. Public golf facilities are open to the public and generally provide the same services as semi-private golf clubs. Business and sports club operations consist of domestic business clubs, business/sports clubs and sports clubs. Business clubs provide a setting for dining, business or social entertainment that is available only to members and their guests. Sports clubs provide a variety of recreational facilities available only to members and their guests. Business/sports clubs provide a combination of the amenities available at business clubs and sports clubs and are available only to members and their guests.

Resorts offer a wide variety of amenities including golf courses, lodging and conference facilities, dining areas and other recreational facilities. Resorts are open to the public and offer optional membership.

Other operations consist of international and real estate businesses. International operations include golf and business clubs located outside the United States. The primary sources of operating revenues are consistent with those of domestic golf and business clubs. Realty operations are comprised of residential real estate development and sales, primarily in areas adjacent to golf facilities. Operating revenues are provided almost entirely from real estate sales.

ClubCorp management monitors operational performance using an Adjusted EBITDA calculation. Adjusted EBITDA consists of operating income plus depreciation and amortization from wholly owned entities, impairment loss, net membership deposits and fees from wholly owned entities and a joint venture adjustment. The joint venture adjustment is comprised of depreciation, amortization, interest, income taxes and net membership deposits and fees for joint venture entities at ClubCorp's ownership percentage. Net membership deposits and fees represent the difference between current period sales of deposits and fees and revenue recognized from deposits and fees (Note 1).

Acquisitions and development of new facilities consist of the fair value of property and equipment for acquisitions at the date of purchase (Note 3) and cash paid for property and equipment related to the development of new facilities.

Additions to property and equipment consist of capital replacements and improvements at existing clubs.

CLUBCORP, INC.
(Note 11 continued)


Financial information for the segments is as follows (dollars in thousands):


                                                                                   1997         1998         1999
                                                                                -----------  -----------  -----------
Operating revenues:
    Country club and golf facilities                                            $  356,324   $  376,125   $  459,967
    Business and sports clubs                                                      251,668      257,810      263,366
    Resorts                                                                        168,099      172,624      238,626
                                                                                -----------  -----------  -----------
        Total operating revenues for reportable segments                           776,091      806,559      961,959
    Other operations                                                                38,610       29,707       47,306
    Corporate services and eliminations                                             16,039       18,382       18,284
                                                                                -----------  -----------  -----------
        Consolidated operating revenues                                            830,740      854,648    1,027,549
                                                                                ===========  ===========  ===========

Depreciation and amortization:
    Country club and golf facilities                                                26,838       29,152       42,829
    Business and sports clubs                                                        7,992       10,966       12,788
    Resorts                                                                          9,628        9,675       10,486
                                                                                -----------  -----------  -----------
        Total depreciation and amortization for reportable segments                 44,458       49,793       66,103
    Other operations                                                                 1,219        1,552        1,289
    Corporate services and eliminations                                              1,637        2,816        6,066
                                                                                -----------  -----------  -----------
        Consolidated depreciation and amortization                                  47,314       54,161       73,458
                                                                                ===========  ===========  ===========

Adjusted EBITDA:
    Country club and golf facilities                                                90,743       96,262      119,430
    Business and sports clubs                                                       28,855       36,596       29,797
    Resorts                                                                         22,873       30,572       48,729
                                                                                -----------  -----------  -----------
        Total Adjusted EBITDA for reportable segments                              142,471      163,430      197,956
    Other operations                                                                10,075       (3,603)      (5,950)
    Corporate services and eliminations                                            (20,183)     (21,935)     (25,791)
                                                                                -----------  -----------  -----------
        Consolidated Adjusted EBITDA                                               132,363      137,892      166,215
          Depreciation and amortization                                            (47,314)     (54,161)     (73,458)
          Impairment loss from assets to be held and used                                -            -      (13,483)
          Net membership deposits and fees                                          (8,684)     (10,267)     (18,223)
          Joint venture adjustment                                                  (7,778)      (3,331)      (2,127)
                                                                                -----------  -----------  -----------
        Consolidated Operating Income                                               68,587       70,133       58,924
                                                                                ===========  ===========  ===========

Acquisitions and development of new facilities:
    Country club and golf facilities                                                 4,096       19,688      289,124
    Business and sports clubs                                                          172        2,552          366
    Resorts                                                                          3,529            -       15,345
                                                                                -----------  -----------  -----------
        Total acquisitions and development for reportable segments                   7,797       22,240      304,835
    Other operations                                                                 7,565        4,507       61,768
    Corporate services and eliminations                                                  -            -            -
                                                                                -----------  -----------  -----------
        Acquisitions and development of new facilities for reportable segments      15,362       26,747      366,603
                                                                                ===========  ===========  ===========

Additions to property and equipment:
    Country club and golf facilities                                                36,860       36,767       49,079
    Business and sports clubs                                                       10,585       13,515       14,028
    Resorts                                                                         16,210       38,338       57,761
                                                                                -----------  -----------  -----------
        Additions to property and equipment for reportable segments                 63,655       88,620      120,868
    Other operations                                                                 1,879           78          586
    Corporate services and eliminations                                              3,602       27,656       22,482
                                                                                -----------  -----------  -----------
        Consolidated additions to property and equipment                            69,136      116,354      143,936
                                                                                ===========  ===========  ===========

Total assets:
    Country club and golf facilities                                               591,148      647,435      975,241
    Business and sports clubs                                                      183,942      187,589      189,340
    Resorts                                                                        168,353      203,424      248,563
                                                                                -----------  -----------  -----------
        Total assets for reportable segments                                       943,443    1,038,448    1,413,144
    Other operations                                                               125,427      152,399      168,166
    Corporate services and eliminations                                            (40,196)     (80,689)     (34,780)
                                                                                -----------  -----------  -----------
        Consolidated total assets                                               $1,028,674   $1,110,158   $1,546,530
                                                                                ===========  ===========  ===========

CLUBCORP, INC.


NOTE 12.  INTERNATIONAL OPERATIONS
----------------------------------
ClubCorp's international operations consist of the following (dollars in thousands):


                        1997      1998      1999
                      --------  --------  --------
Identifiable assets   $25,738   $35,493   $63,416
                      ========  ========  ========

Operating revenues    $11,983   $13,449   $15,433
                      ========  ========  ========

Loss from continuing
  operations before
  income taxes        $(2,329)  $(6,290)  $(5,044)
                      ========  ========  ========

Net loss              $(2,622)  $(6,350)  $(5,828)
                      ========  ========  ========

International operations are included in the Other operations category for segment reporting (Note 11) except for one resort property which is included in the Resorts segment.


NOTE 13.  BENEFIT PLANS
-----------------------
ClubCorp maintains a qualified contributory profit sharing plan (the "Plan") covering substantially all eligible employees of its various domestic subsidiaries that elect to participate. The profit sharing plan allows participants to contribute a maximum of 6% of their annual compensation. Participant contributions are matched by the participating subsidiary ranging from 20% of the participant's contributions to 50% based on improvements in the value of ClubCorp's common stock. The matching contribution vests over time.

All of the assets of the Plan are invested in ClubCorp common stock, except for temporary investments of cash. Since ClubCorp's common stock is not publicly traded, ClubCorp has granted the trustees of the Plan the right to require ClubCorp to purchase ClubCorp common stock held by the Plan (3,932,459 and 4,112,659 shares at December 29, 1998 and December 28, 1999, respectively) at the current appraised value ($16.60 and $17.71 at December 29, 1998 and December 28, 1999, respectively) as necessary in order to meet the requirements of the Employee Retirement Income Security Act and the Plan. Accordingly, the
redemption value of ClubCorp's common stock held by the Plan has been reclassified out of stockholders' equity in the accompanying Consolidated Balance Sheet and changes in the redemption value are charged to retained earnings. This redemption right has never been exercised by the trustees, and management does not believe that the trustees have any intention to exercise the redemption right in the foreseeable future.

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

CLUBCORP, INC.
(Note 13 continued)


The ClubCorp, Inc. Executive Stock Option Plan was adopted August 31, 1995. Under the plan, 4,000,000 options to purchase shares of common stock may be granted to key management personnel at a price not less than fair market value at the date of grant. The options fully vest 120 days prior to their expiration date. The plan provides for accelerated vesting, not to exceed 10% per year, if the employee maintains a certain performance level as defined in the plan. Employees are required to maintain a minimum ownership level of company stock holdings, as set forth in the plan, to sell stock acquired from exercised options. In January 1997, 150,000 options were granted at $12.04 per share with an expiration date of December 31, 2007. No options were granted under this plan in 1998 or 1999.

The ClubCorp, Inc. Omnibus Stock Plan was adopted, effective February 1998. The Omnibus Stock Plan provides for granting to key employee partners options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting will be determined at the time of the grant and will generally be three to five years. In fiscal year 1998, 1,860,000 options were granted at a weighted average of $14.30 per share with a five year vesting and a ten year expiration date. In fiscal year 1999, 344,500 options were granted at a weighted average of $16.70 per share with a five year vesting and a ten year expiration date. None of these options are currently exercisable.

ClubCorp applies APB 25 in accounting for the option plans; therefore, no compensation expense has been recognized for the options. In accordance with the requirements of SFAS 123, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions for the 1997, 1998 and 1999 grants: risk-free interest rates of 5.8%, 5.5% and 5.2%, respectively, an expected volatility of 25%, 25% and 40%, respectively, an expected life of ten years and zero dividend yield. A summary of the status of the options outstanding as of year-end 1997, 1998 and 1999 and changes during the fiscal years are as follows:


                                               Average
                                              Exercise
                                    Shares      Price
                                  ----------  ---------
Outstanding at December 31, 1996  3,010,000   $   10.13
Granted                             150,000       12.04
Forfeited                           (50,000)      10.14
                                  ----------
Outstanding at December 31, 1997  3,110,000       10.22

Granted                           1,860,000       14.30
Forfeited                          (406,500)      10.14
Exercised                           (49,500)      10.14
                                  ----------
Outstanding at December 29, 1998  4,514,000       11.87

GRANTED                             344,500       16.70
FORFEITED                           (73,000)      14.21
EXERCISED                           (15,000)      10.14
                                  ----------
OUTSTANDING AT DECEMBER 28, 1999  4,770,500       12.18
                                  ==========


                              1997      1998       1999
                            --------  --------  ----------
Options exercisable
   at year end:
    Number of options        573,000   761,000   1,030,000
    Weighted average
       exercise price       $  10.14  $  10.17  $    10.18
Fair value of options
   granted during the year  $   6.14  $   7.21  $    10.09

The range of exercise prices for options outstanding at December 28, 1999 is $10.01 to $17.20.

CLUBCORP, INC.
(Note 13 continued)


If compensation cost for the option plans had been determined based on the fair value at the grant dates for the options consistent with the method of SFAS 123, ClubCorp's net income and net income per share would have been reduced to the following pro forma amounts (dollars in thousands, except per share amounts):



                         1997     1998     1999
                       --------  -------  ------
Net income             $111,399  $37,553  $8,686

Net income per share
    assuming dilution  $   1.30  $   .43  $  .10


NOTE 14.  COMMITMENTS AND CONTINGENCIES
---------------------------------------
ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes ClubCorp has meritorious defenses to these matters and that any potential liability arising from resolution of these matters will not materially affect ClubCorp's Consolidated Financial Statements.


NOTE  15. INTEREST AND INVESTMENT INCOME
----------------------------------------
Interest and investment income consists of the following (dollars in thousands):


                    1997     1998     1999
                   -------  -------  -------
Interest income    $6,520   $4,806   $4,298
Investment income       -    4,101        -
Other                 (20)    (127)     (20)
                   -------  -------  -------
                   $6,500   $8,780   $4,278
                   =======  =======  =======


NOTE 16.  INCOME TAXES
----------------------
Income from continuing operations before income taxes, minority interest and extraordinary item consists of the following (dollars in thousands):


            1997      1998     1999
          --------  --------  -------
Domestic  $50,710   $53,493   $21,712
Foreign    (3,820)   (8,174)    1,259
          --------  --------  -------
          $46,890   $45,319   $22,971
          ========  ========  =======

The income tax (provision) benefit consists of the following (dollars in thousands):


                     1997      1998      1999
                   --------  --------  ---------
Federal
    Current        $  (674)  $  (228)  $    (10)
    Deferred        44,045    (2,898)    (7,858)
                   --------  --------  ---------
                    43,371    (3,126)    (7,868)
State and Foreign   (2,107)   (2,047)    (3,888)
                   --------  --------  ---------
                   $41,264   $(5,173)  $(11,756)
                   ========  ========  =========

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and actual income tax (provision) benefit as reflected in the accompanying Consolidated Statement of Operations are as follows (dollars in thousands):


                              1997       1998       1999
                            ---------  ---------  ---------
Expected Federal income
    tax provision           $(16,412)  $(15,862)  $ (8,040)
Effect of consolidated
    operations and income
    taxes of foreign and
    other entities not
    consolidated for
    Federal tax purposes      (3,508)    (2,664)        46
State and foreign taxes,
    net of Federal benefit    (1,370)    (1,331)    (2,527)
Change in valuation
    allowance allocated to
    income tax expense        66,566     14,233          -
Other, net                    (4,012)       451     (1,235)
                            ---------  ---------  ---------
                            $ 41,264   $ (5,173)  $(11,756)
                            =========  =========  =========

CLUBCORP, INC.
(Note 16 continued)


Based on ClubCorp's historical pretax earnings, adjusted for significant nonrecurring items such as gains (losses) on divestitures and sales of assets, management believes it is more likely than not ClubCorp will realize the benefit of the deferred tax assets, net of the valuation allowance, existing at December 28, 1999. Based on revised estimates of taxable income, ClubCorp decreased its valuation allowance on its deferred tax assets by approximately $66.6 million and $14.2 million at December 31, 1997 and December 29, 1998, respectively. The assumptions used to estimate the realizability of the deferred tax assets are subjective in nature and involve uncertainties and matters with significant judgment. There can be no assurance that ClubCorp will generate any specific level of continuing earnings.

ClubCorp has approximately $2,771,000 of tax credits available to offset regular taxes payable which expire in varying amounts from 2000 to 2003.

ClubCorp's net operating loss carryforwards at December 28, 1999, after current year utilization of net operating loss carryforwards, were approximately $499,263,000 and $108,471,000 for regular tax and alternative minimum tax, respectively. These regular tax and alternative minimum tax net operating loss carryforwards are available to offset future taxable income and will expire from 2004 to 2010 and 2007 to 2010, respectively.

In addition to the regular tax and alternative minimum tax net operating loss carryforwards, the Company has approximately $161,748,000 regular and $142,887,000 alternative minimum tax Separate Return Limitation Year net operating loss carryforwards which expire in 2003. The Company's December 29, 1998 and December 28, 1999 net deferred tax asset does not include any value for these net operating loss carryforwards.

ClubCorp's Federal income tax returns for 1993 and 1994 are under examination by the Internal Revenue Service. Because many types of transactions are susceptible to varying interpretations under Federal income tax laws and regulations, the net operating loss carryforwards and net deferred tax asset reported in the Consolidated Financial Statements could change at a later date upon final determination by the taxing authorities. Management believes that any potential liability arising from resolution of these matters will not materially affect ClubCorp's Consolidated Financial Statements.

The components of the deferred tax assets and deferred tax liabilities at December 29, 1998 and December 28, 1999 are as follows (dollars in thousands):


                                               1998      1999
                                             --------  --------
Deferred tax assets:
    Regular tax operating
      loss carryforwards                     $238,008  $231,354
    Other                                      18,769    15,226
                                             --------  --------
            Total gross deferred tax assets   256,777   246,580

Valuation allowance                            97,803    97,803
                                             --------  --------
                                              158,974   148,777
Deferred tax liabilities:
    Property and equipment                     17,557    15,529
    Discounts on membership
      deposits and acquired notes             106,592   102,730
    Other                                      14,022    17,573
                                             --------  --------
            Total gross deferred
               tax liabilities                138,171   135,832
                                             --------  --------

            Net deferred tax asset           $ 20,803  $ 12,945
                                             ========  ========

CLUBCORP, INC.


NOTE 17.  SELECTED QUARTERLY FINANCIAL DATA, (UNAUDITED)
--------------------------------------------------------
Operations for the first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks in 1998 and 1999.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows (dollars in thousands, except per share data):


                                                             QUARTERS
                                              ----------------------------------------
                                                FIRST      SECOND    THIRD     FOURTH
                                              ----------  --------  --------  --------
Fiscal Year 1998
----------------
Operating revenues                            $ 172,694   $212,194  $197,636  $272,124
Income (loss) from continuing
   operations before extraordinary item            (662)    12,980     2,128    25,066
                                              ----------  --------  --------  --------
Net income (loss)                             $    (662)  $ 11,804  $  2,128  $ 25,066
                                              ==========  ========  ========  ========

Basic earnings per share:
    Income (loss) from continuing
       operations before extraordinary item   $    (.01)  $    .15  $    .03  $    .29
                                              ----------  --------  --------  --------
    Net income (loss)                         $    (.01)  $    .14  $    .03  $    .29
                                              ==========  ========  ========  ========

Diluted earnings per share:
    Income (loss) from continuing
       operations before extraordinary item   $    (.01)  $    .15  $    .03  $    .28
                                              ----------  --------  --------  --------
    Net income (loss)                         $    (.01)  $    .14  $    .03  $    .28
                                              ==========  ========  ========  ========

FISCAL YEAR 1999
----------------
OPERATING REVENUES                            $ 182,251   $254,394  $265,193  $325,711
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE EXTRAORDINARY ITEM          (2,382)     1,783     6,705     5,520
                                              ----------  --------  --------  --------
NET INCOME (LOSS)                             $  (2,382)  $  1,783  $  6,705  $  5,520
                                              ==========  ========  ========  ========

BASIC EARNINGS PER SHARE:
    INCOME (LOSS) FROM CONTINUING
       OPERATIONS BEFORE EXTRAORDINARY ITEM   $    (.03)  $    .02  $    .08  $    .06
                                              ----------  --------  --------  --------
    NET INCOME (LOSS)                         $    (.03)  $    .02  $    .08  $    .06
                                              ==========  ========  ========  ========

DILUTED EARNINGS PER SHARE:
    INCOME (LOSS) FROM CONTINUING
       OPERATIONS BEFORE EXTRAORDINARY ITEM   $    (.03)  $    .02  $    .08  $    .06
                                              ----------  --------  --------  --------
    NET INCOME (LOSS)                         $    (.03)  $    .02  $    .08  $    .06
                                              ==========  ========  ========  ========

ClubCorp recorded significant tax adjustments in the fourth quarter of 1998 (Note 16).

CLUBCORP, INC.
Schedule II - Valuation and Qualifying Accounts


                                                  ADDITIONS
                                                -------------
                                  BALANCE AT       CHARGED       CHARGED                            BALANCE AT
                                 BEGINNING OF     TO COSTS      TO OTHER                              END OF
DESCRIPTION                         PERIOD      AND EXPENSES    ACCOUNTS         DEDUCTIONS           PERIOD
                                 -------------  -------------  -----------       -----------       ------------
Year Ended December 31, 1997:
Allowance for Doubtful Accounts  $   6,455,005  $   3,602,747  $         -       $   244,422  (A)  $  9,813,330
Tax Valuation Allowance            194,357,000              -   66,566,000  (B)            -        127,791,000

Year Ended December 29, 1998:
Allowance for Doubtful Accounts  $   9,813,330  $   3,459,832  $         -       $ 5,736,374  (A)  $  7,536,788
Tax Valuation Allowance            127,791,000              -   14,233,000  (B)   15,755,000  (B)    97,803,000

Year Ended December 28, 1999:
Allowance for Doubtful Accounts  $   7,536,788  $   4,747,986  $         -       $ 6,222,286  (A)  $  6,062,488
Tax Valuation Allowance             97,803,000              -            -                 -         97,803,000


(A)  Accounts receivable charged off.
(B) Utilization and disallowance of net operating loss carryforwards or decrease in tax valuation allowance due to change in estimates of future taxable income.