Form 10-Q
period 2000-03-21
CLUBCORP INC
filed 2000-05-04
CIK 929455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                               __________________

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 21, 2000


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


Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes    X   No.
                                                      ---

The number of shares of the Registrant's Common Stock outstanding as of April 25, 2000 was 94,475,974.

                                 CLUBCORP, INC.

                                      INDEX


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Independent Accountants' Review Report                                1
         Consolidated Balance Sheet                                            2
         Consolidated Statement of Operations                                  3
         Consolidated Statement of Stockholders' Equity
           and Comprehensive Income                                            4
         Consolidated Statement of Cash Flows                                  5
         Condensed Notes to Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk            13

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     14

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------



The Board of Directors
ClubCorp, Inc.



We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of March 21, 2000 and March 23, 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the twelve weeks ended March 21, 2000 and March 23, 1999. These consolidated financial statements are the responsibility of ClubCorp's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ClubCorp as of December 28, 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 28, 1999 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                               KPMG LLP




Dallas, Texas
April 28, 2000

ClubCorp, Inc.
Consolidated Balance Sheet
(Dollars in thousands, except share amounts)
(Unaudited)


                                                         March 23,    December 28,    March 21,
                     Assets                                1999           1999          2000
                     ------                             -----------  --------------  -----------
Current assets:
        Cash and cash equivalents                       $   52,255   $      36,606   $   59,910
        Membership and other receivables, net               71,068         109,391       96,508
        Inventories                                         20,961          22,937       23,565
        Other assets                                        17,011          16,213       17,611
                                                        -----------  --------------  -----------
                Total current assets                       161,295         185,147      197,594

Property and equipment, net                                777,073       1,122,369    1,138,960
Other assets                                               214,619         239,014      253,991
                                                        -----------  --------------  -----------
                                                        $1,152,987   $   1,546,530   $1,590,545
                                                        ===========  ==============  ===========

      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:
        Accounts payable and accrued liabilities        $   45,911   $      76,063   $   63,104
        Long-term debt - current portion                    36,086          57,867       65,900
        Other liabilities                                  118,185         106,120      118,314
                                                        -----------  --------------  -----------
                Total current liabilities                  200,182         240,050      247,318

Long-term debt                                             269,604         454,258      501,975
Other liabilities                                          103,898         118,069      117,374
Membership deposits                                         97,640          96,365       98,250

Redemption value of common stock held by benefit plan       65,751          72,835       70,098

Stockholders' equity:
Preferred stock, $.01 par value, 150,000,000 shares
   authorized, none issued or outstanding                        -               -            -
Common stock, $.01 par value, 250,000,000 shares
   authorized, 90,219,408 issued at March 23, 1999,
   99,594,408 issued at December 28, 1999 and
   March 21, 2000, 85,242,342 outstanding at
   March 23, 1999, 94,436,903 outstanding at
   December 28, 1999 and 94,475,974 outstanding
   at March 21, 2000                                           902             996          996
Additional paid-in capital                                  15,943         160,408      160,743
Accumulated other comprehensive income (loss)                 (460)            841          118
Retained earnings                                          442,916         449,840      440,447
Treasury stock                                             (43,389)        (47,132)     (46,774)
                                                        -----------  --------------  -----------
                Total stockholders' equity                 415,912         564,953      555,530
                                                        -----------  --------------  -----------
                                                        $1,152,987   $   1,546,530   $1,590,545
                                                        ===========  ==============  ===========

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.
Consolidated Statement of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)


                                                  Twelve Weeks Ended
                                               ------------------------
                                                March 23,    March 21,
                                                  1999         2000
                                               -----------  -----------
Operating revenues                             $  182,251   $  199,397
Operating costs and expenses                      149,271      169,391
Depreciation and amortization                      13,508       19,184
Selling, general and administrative expenses       15,951       18,003
                                               -----------  -----------

Operating income (loss)                             3,521       (7,181)

Interest expense                                   (7,153)     (10,791)
Other income                                        1,441          856
                                               -----------  -----------

Loss from operations before income taxes           (2,191)     (17,116)

Income tax (provision) benefit                       (191)       4,986
                                               -----------  -----------

Net loss                                       $   (2,382)  $  (12,130)
                                               ===========  ===========



Basic and diluted loss per share               $     (.03)  $     (.13)
                                               ===========  ===========

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income Twelve Weeks Ended March 23, 1999 and March 21, 2000
(Dollars in thousands, except share amounts)
(Unaudited)


                                                Preferred stock
                                              (150,000,000 shares
                                                authorized, par          Common stock (250,000,000 shares
                                             value $.01 per share)     authorized, par value $.01 per share)
                                             ---------------------  -------------------------------------------
                                                                                 Treasury                        Additional
                                             Shares      Shares       Shares      Stock       Shares      Par      Paid-in
                                             Issued    Outstanding    Issued      Shares    Outstanding  Value     Capital
                                             ------    -----------  ----------  ----------  -----------  ------  -----------
Balances at December 29, 1998                     -              -  90,219,408  5,589,599   84,629,809   $  902  $    11,205

Stock issued in connection with:
    Acquisition                                   -              -           -   (597,533)     597,533        -        4,717
    Exercise of stock options                     -              -           -    (15,000)      15,000        -           21

Comprehensive income:
    Net loss                                      -              -           -          -            -        -            -
    Foreign currency translation adjustment       -              -           -          -            -        -            -

        Total comprehensive loss

Change in redemption value of common
    stock held by benefit plan                    -              -           -          -            -        -            -
                                             ------    -----------  ----------  ----------  ----------   ------  -----------

Balances at March 23, 1999                        -              -  90,219,408  4,977,066   85,242,342   $  902  $    15,943
                                             ======    ===========  ==========  ==========  ==========   ======  ===========

Balances at December 28, 1999                     -              -  99,594,408  5,157,505   94,436,903   $  996  $   160,408

Stock issued in connection with bonus plans       -              -           -    (39,071)      39,071        -          335

Comprehensive income:
    Net loss                                      -              -           -          -            -        -            -
    Foreign currency translation adjustment       -              -           -          -            -        -            -

        Total comprehensive loss

Change in redemption value of common
    stock held by benefit plan                    -              -           -          -            -        -            -
                                             ------    -----------  ----------  ----------  ----------   ------  -----------

Balances at March 21, 2000                        -              -  99,594,408  5,118,434   94,475,974   $  996  $   160,743
                                             ======    ===========  ==========  ==========  ==========   ======  ===========


                                               Accumulated
                                                  Other                                    Total
                                              Comprehensive    Retained    Treasury    Stockholders'
                                              Income (Loss)    Earnings     Stock         Equity
                                             ---------------  ----------  ----------  ---------------
Balances at December 29, 1998                $         (119)  $ 445,770   $ (48,722)  $      409,036

Stock issued in connection with:
    Acquisition                                           -           -       5,202            9,919
    Exercise of stock options                             -           -         131              152

Comprehensive income:
    Net loss                                              -      (2,382)          -           (2,382)
    Foreign currency translation adjustment            (341)          -           -             (341)
                                                                                      ---------------
        Total comprehensive loss                                                              (2,723)

Change in redemption value of common
    stock held by benefit plan                            -        (472)          -             (472)
                                             ---------------  ----------  ----------  ---------------

Balances at March 23, 1999                   $         (460)  $ 442,916   $ (43,389)  $      415,912
                                             ===============  ==========  ==========  ===============

Balances at December 28, 1999                $          841   $ 449,840   $ (47,132)  $      564,953

Stock issued in connection with bonus plans               -           -         358              693

Comprehensive income:
    Net loss                                              -     (12,130)          -          (12,130)
    Foreign currency translation adjustment            (723)          -           -             (723)
                                                                                      ---------------
        Total comprehensive loss                                                             (12,853)

Change in redemption value of common
    stock held by benefit plan                            -       2,737           -            2,737
                                             ---------------  ----------  ----------  ---------------

Balances at March 21, 2000                   $          118   $ 440,447   $ (46,774)  $      555,530
                                             ===============  ==========  ==========  ===============

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.
Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)


                                                                                      Twelve Weeks Ended
                                                                                   ------------------------
                                                                                    March 23,    March 21,
                                                                                      1999         2000
                                                                                   -----------  -----------
Cash flows from operations:
        Net loss                                                                   $   (2,382)  $  (12,130)
        Adjustments to reconcile net loss to cash flows provided from operations:
                Depreciation and amortization                                          13,508       19,184
                Equity in earnings of joint ventures                                     (643)        (110)
                Amortization of discount on membership deposits                         2,244        2,033
                Deferred income taxes                                                     (72)      (5,449)
                Decrease in real estate held for sale                                     268        2,156
                Decrease in membership and other receivables, net                      14,159       12,883
                Decrease in accounts payable and accrued liabilities                  (12,904)     (12,261)
                Net change in deferred membership revenues                             (1,142)         592
                Other                                                                   8,427       10,397
                                                                                   -----------  -----------
                            Cash flows provided from operations                        21,463       17,295

Cash flows from investing activities:
        Additions to property and equipment                                           (26,130)     (27,948)
        Development of new facilities                                                    (914)     (11,964)
        Development of real estate ventures                                              (736)      (6,386)
        Acquisition of facilities                                                     (22,210)           -
        Investment in affiliates                                                      (23,002)      (1,436)
        Other                                                                           2,354          (99)
                                                                                   -----------  -----------
                            Cash flows used by investing activities                   (70,638)     (47,833)

Cash flows from financing activities:
        Borrowings of long-term debt                                                   33,167       92,105
        Repayments of long-term debt                                                   (7,463)     (38,952)
        Membership deposits received, net                                                 232          689
        Treasury stock transactions, net                                                  152            -
                                                                                   -----------  -----------
                            Cash flows provided from financing activities              26,088       53,842
                                                                                   -----------  -----------

Total net cash flows                                                                  (23,087)      23,304
                                                                                   -----------  -----------
Cash and cash equivalents at beginning of period                                       75,342       36,606
                                                                                   -----------  -----------
Cash and cash equivalents at end of period                                         $   52,255   $   59,910
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

Interim presentation
--------------------
The accompanying Consolidated Financial Statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been omitted from the accompanying statements. ClubCorp's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of ClubCorp for the year ended December 28, 1999 which were a part of ClubCorp's Form 10-K.

In the opinion of ClubCorp management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of March 23, 1999 and March 21, 2000 and the consolidated results of operations and cash flows for the twelve weeks ended March 23, 1999 and March 21, 2000, respectively. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Earnings per share
------------------
Earnings per share is computed using the weighted average number of shares outstanding of 85,142,753 and 94,475,974 for basic for the twelve weeks ended March 23, 1999 and March 21, 2000, respectively. The potential common stock equivalents for options and warrants to purchase common stock of 1,484,707 shares for the twelve weeks ended March 23, 1999 and 1,329,567 shares for the twelve weeks ended March 21, 2000 are antidilutive due to the net losses for the quarters.

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


Note 2.  Property and equipment
-------------------------------
Property and equipment consists of the following (dollars in thousands):


                             March 23,    December 28,    March 21,
                               1999           1999          2000
                            -----------  --------------  -----------
Land and land
   improvements             $  326,103   $     528,466   $  544,853
Buildings and recreational
   facilities                  299,172         378,560      381,625
Leasehold improvements          97,188         112,570      111,106
Furniture and fixtures          97,753         118,107      119,847
Machinery and equipment        177,603         222,762      227,469
Construction in progress        73,395         104,050      112,678
                            -----------  --------------  -----------
                             1,071,214       1,464,515    1,497,578
Accumulated depreciation
   and amortization           (294,141)       (342,146)    (358,618)
                            -----------  --------------  -----------
                            $  777,073   $   1,122,369   $1,138,960
                            ===========  ==============  ===========

Note 3.  Segment reporting
----------------------------
ClubCorp operations are organized into three principal business segments according to the type of facility or service provided: Country club and golf facilities, Business and sports clubs and Resorts. Financial information for the segments is as follows (dollars in thousands):


                                                 Twelve Weeks Ended
                                              ------------------------
                                               March 23,    March 21,
                                                 1999         2000
                                              -----------  -----------
Operating revenues:
    Country club and golf facilities          $   82,355   $  100,254
    Business and sports clubs                     58,441       57,131
    Resorts                                       33,228       29,937
                                              -----------  -----------
        Total operating revenues
            for reportable segments              174,024      187,322
    Other operations                               2,483        7,342
    Corporate services and eliminations            5,744        4,733
                                              -----------  -----------
        Consolidated operating revenues       $  182,251   $  199,397
                                              ===========  ===========

Adjusted EBITDA:
    Country club and golf facilities          $   17,841   $   22,306
    Business and sports clubs                      5,774        5,932
    Resorts                                         (784)      (4,655)
                                              -----------  -----------
        Total Adjusted EBITDA
            for reportable segments               22,831       23,583
    Other operations                                (703)        (396)
    Corporate services and eliminations           (6,896)      (8,496)
                                              -----------  -----------
        Consolidated Adjusted EBITDA              15,232       14,691
          Depreciation and amortization          (13,508)     (19,184)
          Net membership deposits and fees         2,047       (1,795)
          Joint venture adjustment                  (248)        (893)
                                              -----------  -----------
        Consolidated operating income (loss)  $    3,523   $   (7,181)
                                              ===========  ===========


Note 4. Commitments and contingencies
-------------------------------------
ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes ClubCorp has meritorious defenses to these matters and that any potential liability from these matters would not reasonably be expected to materially affect ClubCorp's Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      ClubCorp, Inc. (referred to as ClubCorp or the Company) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns, operates and/or manages country clubs, golf clubs, public golf courses, business clubs, sports clubs, resorts, and certain related real estate through sole ownership, partial ownership (including joint venture interests) and management agreements. The Company's primary sources of revenue include membership dues, fees and deposits, food and beverage sales, and revenues from golf operations and lodging facilities. The Company also receives management fees with respect to facilities that it manages for third parties.

     The earliest predecessor corporation of ClubCorp was organized in 1957 under the name Country Clubs, Inc. All historical references herein to ClubCorp include Country Clubs, Inc. and its successor corporations. For purposes of this document, unless the context indicates otherwise, references to the Company include ClubCorp and its subsidiaries. However, each of ClubCorp and its subsidiaries is careful to maintain its separate legal existence, and general references to the Company should not be interpreted to reduce in any way the legal distinctions among the subsidiaries or among ClubCorp and its subsidiaries.

     The following discussion of the Company's financial condition and results of operations for the twelve weeks ended March 23, 1999 and March 21, 2000 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 28, 1999, as filed with the Securities and Exchange Commission.

Recent Developments

     In April 2000, the Company announced the addition of Jeffrey P. Mayer to its senior management team as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Mayer served as the Executive Vice President and Chief Financial Officer of Bristol Hotels and Resorts since March 1998 and as Senior Vice President and Chief Financial Officer of Bristol Hotel Company from January 1996 until July 1998. Prior to 1996, Mr. Mayer served as Senior Vice President, Corporate Controller and Chief Accounting Officer of Host Marriott Corporation (formerly Marriott Corporation) from 1993 to 1996; as Vice President - Project Finance of Marriott from 1991 to 1993, and in various positions with Marriott's finance department from 1986 to 1991. Prior to joining Marriott, Mr. Mayer was an Audit Manager with Arthur Andersen & Co. in Atlanta, Georgia.

Results of Operations

Twelve Weeks Ended March 23, 1999 Compared to Twelve Weeks Ended March 21, 2000

Consolidated Operations

     Operating revenues increased 9.4% to $199.4 million for the twelve weeks ended March 21, 2000 from $182.3 million for the twelve weeks ended March 23, 1999. The increase is due primarily to the addition of the revenues from the Cobblestone facilities and increased membership revenue. The 22 Cobblestone facilities were acquired on March 31, 1999. The increased membership revenue is primarily associated with increased membership at same store country club and golf facilities and business and sports clubs (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years). Operating revenues of same store facilities increased 4.4% to $168.8 million for the twelve weeks ended March 21, 2000 from $161.6 million for the twelve weeks ended March 23, 1999.

     Operating costs and expenses, consisting of direct operating costs, facility rentals, and maintenance, increased 13.5%, to $169.4 million for the twelve weeks ended March 21, 2000 from $149.3 million for the twelve weeks ended March 23, 1999. This increase is principally due to the addition of the operating costs and expenses of the Cobblestone facilities and increases in costs of sales related to increased real estate sales.

     Depreciation and amortization expense for the twelve weeks ended March 21, 2000 increased $5.7 million primarily due to the addition of the Cobblestone facilities, capital expansions at existing facilities and increases in technology related assets.

     Selling, general and administrative expenses increased 12.5% to $18.0 million for the twelve weeks ended March 21, 2000 from $16.0 million for the twelve weeks ended March 23, 1999 primarily due to increases in payroll and payroll related costs for information technology, marketing, and membership.

     Net loss for the twelve weeks ended March 21, 2000 was $12.1 million compared to a loss of $2.4 million for the twelve weeks ended March 23, 1999 due primarily to decreases in operating income at country club and golf and resort facilities, increases in general and administrative costs and increases in interest expense. The increase in interest expense of $3.6 million for the twelve weeks ended March 21, 2000 is primarily due to an increase in outstanding debt. This increase in operating loss is partially offset by increases in the federal income tax benefit.

          Management uses Adjusted EBITDA to monitor the performance of the Company and its facilities. Adjusted EBITDA consists of EBITDA, an industry standard calculation of earnings before interest, taxes, depreciation and amortization, adjusted for net membership deposits and fees, a joint venture adjustment and excludes impairment loss from assets to be held and used. Net membership deposits and fees represent the difference between current period sales of initiation deposits and fees and the revenue recognized from initiation deposits and fees, less incremental direct selling costs. Revenues from membership deposits are calculated as the difference between the amount of the membership deposits sold and the present value of the obligation. The joint venture adjustment is comprised of depreciation, amortization, interest, income taxes and net membership deposits and fees for joint venture entities at the Company's ownership percentage. Adjusted EBITDA is not intended to represent cash flow in accordance with generally accepted accounting principles and is not necessarily a measure of the Company's ability to fund its cash needs. The Company's Adjusted EBITDA from continuing operations may not be comparable to similarly titled measures reported by other companies.

          Adjusted EBITDA decreased $0.5 million to $14.7 million for the twelve weeks ended March 21, 2000 from $15.2 million for the twelve weeks ended March 23, 1999, due primarily to decreases in operating income at resort facilities and same store country club and golf facilities and sports and business clubs. This decrease was partially offset by an increase in net membership deposits and fees at same store country club and golf facilities and developing country club and golf facilities acquired during the last three quarters of 1999 and increases in initiation fees at a resort facility.

Segment and Other Information

Country Club and Golf Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facilities segment for the twelve week periods ended March 23, 1999 and March 21, 2000 (dollars in thousands):


                                       Same Store             Total
                                    Country Club and     Country Club and
                                     Golf Facilities      Golf Facilities
                                   ------------------  -------------------
                                     1999      2000      1999      2000
                                   --------  --------  --------  ---------
Number of facilities                     93        93       112        124
    Operating revenues             $ 78,305  $ 81,887  $ 82,355  $ 100,254
    Operating costs and expenses     59,411    62,860    63,168     80,241
    Depreciation and amortization     6,792     7,093     7,219     11,212
                                   --------  --------  --------  ---------
    Segment operating income       $ 12,102  $ 11,934  $ 11,968  $   8,801
                                   ========  ========  ========  =========

    Adjusted EBITDA                $ 17,511  $ 19,471  $ 17,841  $  22,306
                                   ========  ========  ========  =========

     Operating revenues from total country club and golf facilities increased 21.7% due primarily to the addition of the Cobblestone facilities and increased membership revenue at same store facilities. The increase in membership revenue at same store facilities is primarily associated with increased membership. Operating costs and expenses from total country club and golf facilities increased 27.0% due primarily to the addition of the operating costs and expenses of the Cobblestone facilities and increased operating costs related to increased revenues at same store facilities. The increase in depreciation and amortization in total country club and golf facilities is primarily due to the addition of the Cobblestone facilities. The decrease in gross margin at same store country club and golf facilities from 15.4% to 14.6% is primarily due to increases in payroll and payroll related costs. The decrease in gross margin at total country clubs and golf facilities from 14.5% to 8.8% is primarily due to the increase in the number of facilities in development in 2000 as these facilities have historically experienced lower margins than same store facilities.

     The increase of 25.0% in Adjusted EBITDA at total country club and golf facilities is primarily a result of the factors discussed in the preceding paragraph coupled with increases in initiation fees at developing facilities acquired in the last three quarters of 1999. The 11.2% increase in Adjusted EBITDA at same store country club and golf facilities is primarily due to increases in initiation deposits in the twelve week period ended March 21, 2000.

Business and Sports Clubs

     The following table presents certain summary financial data and other operating data for the Company's business and sports clubs segment for the twelve week periods ended March 23, 1999 and March 21, 2000 (dollars in thousands):


                                       Same Store             Total
                                        Business            Business
                                    and Sports Clubs    and Sports Clubs
                                   ------------------  ------------------
                                     1999      2000      1999      2000
                                   --------  --------  --------  --------
Number of facilities                     82        82        94        82
    Operating revenues             $ 55,004  $ 57,131  $ 58,441  $ 57,131
    Operating costs and expenses     48,678    50,965    52,309    50,965
    Depreciation and amortization     2,701     2,954     2,966     2,954
                                   --------- --------  --------  --------
    Segment operating income       $  3,625  $  3,212  $  3,166  $  3,212
                                   ========  ========  ========  ========

    Adjusted EBITDA                $  5,918  $  5,932  $  5,774  $  5,932
                                   ========  ========  ========  ========

     The decrease in operating revenues at total business and sports clubs is primarily due to divestitures occurring after March 23, 1999. Operating income from same store business and sports clubs decreased $0.4 million from the twelve weeks ended March 23, 1999 compared to the twelve weeks ended March 21, 2000 primarily due to increased payroll and payroll related costs at total business and sports clubs.

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resorts segment for the twelve week periods ended March 23, 1999 and March 21, 2000 (dollars in thousands):

                                                 Same Store Resorts      Total Resorts
                                                --------------------  -------------------
                                                  1999       2000       1999      2000
                                                ---------  ---------  --------  ---------
Number of facilities                                   4          4         5          5
    Operating revenues                          $ 28,260   $ 29,781   $33,228   $ 29,937
    Operating costs and expenses                  30,772     34,662    33,877     34,761
    Depreciation and amortization                  2,124      2,848     2,218      2,883
                                                ---------  ---------  --------  ---------
    Segment operating loss                      $ (4,636)  $ (7,729)  $(2,867)  $ (7,707)
                                                =========  =========  ========  =========

    Adjusted EBITDA                             $ (2,647)  $ (4,712)  $  (784)  $ (4,655)
                                                =========  =========  ========  =========

Lodging data:
    Room nights available                        104,130    105,705
    Occupancy rate                                  44.7%      41.1%
    Average daily room rate per occupied room   $    142   $    154
    Average daily revenue per occupied room     $    607   $    696

     Operating revenues from total resorts decreased 9.9% primarily due to the divestiture of a resort facility during the third quarter of 1999. Operating loss for same store resort facilities increased by 66.7% primarily due to Pinehurst's decrease in operating income. During the twelve week period ended March 21, 2000, Pinehurst experienced a decrease in operating income resulting from decreases in room nights and golf operations income. The decrease in golf operations income was partially due to inclement weather, increases in payroll and payroll related costs and the recording of a $0.6 million inventory writedown to net realizable value for pro shop merchandise. Pinehurst's decrease in operating revenues is offset by increases in revenues at other resort facilities, which resulted primarily from increased occupancy rates and increased average daily revenue per occupied room for the twelve weeks ended March 21, 2000 at these facilities. Operating costs at same store facilities increased 12.6% primarily due to the items relating to Pinehurst mentioned in the preceding sentences and increases in payroll and payroll related costs and general and administrative costs at other resort facilities.

     The decrease in Adjusted EBITDA at same store resorts is primarily attributable to the decreased operating income at Pinehurst, as discussed in the preceding paragraph, and is partially offset by increases in initiation fees at Barton Creek related to the opening of a new golf course.

Other Operations

     Realty operating revenues increased $4.0 million from $1.2 million for the twelve weeks of 1999 to $5.2 million for the twelve weeks of 2000, due primarily to real estate revenues associated with the Owners Club programs at several locations. Revenues during the twelve week period ended March 23, 1999 were primarily related to the sales of land held for resale in Colorado.

Seasonality Demand; Fluctuations in Quarterly Results

     The Company's quarterly results fluctuate as a result of a number of factors. Usage of the Company's country club and golf facilities and resorts declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. The Company's business facilities generate a disproportionately greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the fourth quarter consists of 16 weeks of operations and the first, second and third quarters consist of twelve weeks. As a result of these factors, the Company usually generates a disproportionate share of its revenues in the second, third, and fourth quarters of each year and has lower revenues in the first quarter. The timing of purchases, sales, or leases of facilities, such as the purchase of the Cobblestone facilities, also has caused and may cause the Company's results of operations to vary significantly in otherwise comparable periods. In addition, the Company's results can be affected by non-seasonal and severe weather patterns.

Liquidity and Capital Resources

       Historically, the Company has financed its operations and capital expenditures primarily through cash flows from operations and long-term debt. The Company distinguishes capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions). Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 5.6% to 9.0% of operating revenues during the last three years. Capital expansions are discretionary expenditures, which create new amenities or enhance existing amenities at existing facilities. Development of the Company's new facilities and planned expansions at existing facilities are expected to require capital expenditures of approximately $69.0 and $78.4 million, respectively, over the next two years to be financed with external financing of ClubCorp, Inc. and cash flows from operations.

Factors That May Affect Future Operating Results and the Accuracy of Our Forward-Looking Statements

     Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including projections of earnings, revenues or other financial items,  statements  of  the  plans  and  objectives  of  management  for  future operations (including statements regarding the expected restructuring of the Company's credit agreements), statements concerning proposed new services, statements regarding future economic conditions or performance and statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential" or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section and in the Company's Form 10-K for the year ended December 28, 1999.

          The Company's success depends on its ability to attract and retain members at its clubs and maintain or increase usage of its facilities. The Company has experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of its facilities during its operating history. Although management devotes substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond the Company's control, including weather conditions, general economic conditions, changes in demand for golf and private club services and changes in the federal tax laws. There can be no assurance that the Company will be able to maintain or increase membership or facility usage. Significant periods where attrition rates exceed enrollment rates, or where facilities' usage is below historical levels would have a material adverse effect on the Company's business, operating results, and financial condition. Other factors that may affect the Company's operating results include, but are not limited to, the actions of our competitors, changes in labor costs, the timing and success of acquisitions and dispositions and changes in law.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to interest rate changes and foreign currency fluctuations. The Company's interest rate exposure is principally attributable to the Company's combined $650.0 million senior credit facility in which interest is typically determined using a LIBOR-based pricing matrix as defined in the agreement and was comprised of a $350.0 million revolving credit facility, the Facility A Term Loan and the Facility B Term Loan ($198.1 million, including letters of credit of $11.3 million, $98.1 million and $199.5 million, respectively, outstanding on April 25, 2000). The Company uses financial instruments, principally swaps, to manage its interest rate exposure primarily from borrowings under its $650.0 million senior credit facility. The Company has no material changes to these disclosures made in the report on Form 10-K for the fiscal year ended December 28, 1999 regarding the use of financial instruments.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
              10.1 - 2000 ClubCorp Comprehensive Compensation Plan
              15.1 - Letter from KPMG LLP regarding unaudited interim financial statements
              24.1 - Power of Attorney
              27.1 - Financial Data Schedule
         (b)  Reports on Form 8-K
              Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ClubCorp, Inc.


Date:  May 4, 2000                        By:  /s/Charles A. Little
       ---------------                         -------------------------
                                               Charles A. Little
                                               Senior Vice President and
                                               Chief Accounting Officer