Form 10-Q
period 2000-06-13
CLUBCORP INC
filed 2000-07-28
CIK 929455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                               __________________

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 13, 2000


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

The number of shares of the Registrant's Common Stock outstanding as of July 11, 2000 was 94,161,282.

                                  CLUBCORP, INC.

                                      INDEX


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Independent Auditors' Review Report                                 1
         Consolidated Balance Sheet                                          2
         Consolidated Statement of Operations                                3
         Consolidated Statement of Cash  Flows                               4
         Condensed Notes to Consolidated Financial Statements                5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               8

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                          15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 6.  Exhibits and Reports on Form 8-K                                   15

PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS



                       INDEPENDENT AUDITORS' REVIEW REPORT
                       -----------------------------------



The Board of Directors and Shareholders
ClubCorp, Inc.:


We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of June 13, 2000 , and the related consolidated statements of operations for the twelve weeks and twenty four weeks ended June 13, 2000 and June 15, 1999 and cash flows for the twenty four weeks ended June
13, 2000 and June 15, 1999. These consolidated financial statements are the responsibility of ClubCorp's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ClubCorp as of December 28, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 28, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                   KPMG LLP




Dallas, Texas
July 21, 2000

CLUBCORP, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share amounts)
(Unaudited)



                                                                 December 28,    JUNE 13,
                      Assets                                         1999          2000
                      ------                                    --------------  -----------
Current assets:
        Cash and cash equivalents                               $      36,606   $   40,257
        Membership and other receivables, net                         109,391      114,493
        Inventories                                                    22,937       24,148
        Other assets                                                   16,213       23,982
                                                                --------------  -----------
                Total current assets                                  185,147      202,880

Property and equipment, net                                         1,122,369    1,187,843
Other assets                                                          239,014      253,883
                                                                --------------  -----------
                                                                $   1,546,530   $1,644,606
                                                                ==============  ===========

           Liabilities and Stockholders' Equity
           ------------------------------------

Current liabilities:
        Accounts payable and accrued liabilities                $      76,063   $   71,007
        Long-term debt - current portion                               57,867       58,335
        Other liabilities                                             106,120      118,725
                                                                --------------  -----------
                Total current liabilities                             240,050      248,067

Long-term debt                                                        454,258      547,299
Other liabilities                                                     118,069      122,118
Membership deposits                                                    96,365      101,852

Redemption value of common stock held by benefit plan                  72,835       70,363

Stockholders' equity:
        Preferred stock, $.01 par value, 150,000,000 shares
           authorized, none issued or outstanding                           -            -
        Common stock, $.01 par value, 250,000,000 shares
           authorized, 99,594,408 issued, 94,436,903
           outstanding at December 28, 1999 and 94,161,282
           outstanding at June 13, 2000                                   996          996
        Additional paid-in capital                                    160,408      160,817
        Accumulated other comprehensive income (loss)                     841       (1,176)
        Retained earnings                                             449,840      446,484
        Treasury stock, 5,157,505 shares at December 28, 1999
           and 5,433,126 shares at June 13, 2000                      (47,132)     (52,214)
                                                                --------------  -----------
                Total stockholders' equity                            564,953      554,907
                                                                --------------  -----------
                                                                $   1,546,530   $1,644,606
                                                                ==============  ===========

See accompanying condensed notes to consolidated financial statements.

CLUBCORP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)



                                                     12 Weeks Ended          24 Weeks Ended
                                                  ---------------------  ----------------------

                                                   June 15,    JUNE 13,    June 15,    JUNE 13,
                                                     1999        2000        1999       2000
                                                  ----------  ----------  ----------  ---------
Operating revenues                                $ 254,995   $ 267,824   $ 437,246   $467,221
Operating costs and expenses                        193,156     204,994     342,427    374,385
Depreciation and amortization                        16,389      19,856      29,897     39,040
Selling, general and administrative expenses         20,781      21,746      36,732     39,749
Impairment loss from assets to be held and used      13,483           -      13,483          -
                                                  ----------  ----------  ----------  ---------

Operating income                                     11,186      21,228      14,707     14,047

Gain (loss) on divestitures and sales of assets       2,650        (233)      2,939         16
Interest and investment income                          374         751       1,526      1,293
Interest expense                                     (9,997)    (11,031)    (17,150)   (21,822)
                                                  ----------  ----------  ----------  ---------

Income (loss) from operations before income tax
   provision and minority interest                    4,213      10,715       2,022     (6,466)

Income tax provision                                 (2,430)     (5,347)     (2,621)      (361)

Minority interest                                         -         934           -        999
                                                  ----------  ----------  ----------  ---------

Net income (loss)                                 $   1,783   $   6,302   $    (599)  $ (5,828)
                                                  ==========  ==========  ==========  =========



Basic and diluted income (loss) per share         $     .02   $     .07   $    (.01)  $   (.06)
                                                  ==========  ==========  ==========  =========

See accompanying condensed notes to consolidated financial statements.

CLUBCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)



                                                                                       24 Weeks Ended
                                                                                   ----------------------
                                                                                    June 15,    JUNE 13,
                                                                                      1999        2000
                                                                                   ----------  ----------
Cash flows from operations:
        Net loss                                                                   $    (599)  $  (5,828)
        Adjustments to reconcile net loss to cash flows provided from operations:
                Depreciation and amortization                                         29,897      39,040
                Impairment loss from assets to be held and used                       13,483           -
                Gain on divestitures and sales of assets                              (2,939)        (16)
                Minority interest in net loss of subsidiaries                              -        (999)
                Equity in earnings of joint ventures                                  (1,046)       (223)
                Amortization of discount on membership deposits                        4,532       4,441
                Deferred income taxes                                                  1,607        (770)
                Decrease in real estate held for sale                                  2,465       6,221
                Increase in membership and other receivables, net                    (17,497)     (5,414)
                Increase (decrease) in accounts payable and accrued liabilities        6,283      (4,280)
                Net change in deferred membership revenues                             6,752       4,260
                Other                                                                  7,712       2,880
                                                                                   ----------  ----------
                            Cash flows provided from operations                       50,650      39,312

Cash flows from investing activities:
        Additions to property and equipment                                          (60,658)    (82,363)
        Development of new facilities                                                 (7,680)    (20,392)
        Development of real estate held for sale                                      (2,804)    (11,784)
        Acquisition of facilities                                                   (226,986)     (1,010)
        Investment in affiliates                                                     (35,886)     (5,101)
        Proceeds from disposition of subsidiaries and assets, net                      2,921       2,360
        Other                                                                            139        (865)
                                                                                   ----------  ----------
                            Cash flows used by investing activities                 (330,954)   (119,155)

Cash flows from financing activities:
        Borrowings of long-term debt                                                 273,117      97,847
        Repayments of long-term debt                                                 (14,122)    (10,185)
        Membership deposits received, net                                              1,202       1,198
        Treasury stock transactions, net                                              (1,753)     (5,366)
                                                                                   ----------  ----------
                            Cash flows provided from financing activities            258,444      83,494
                                                                                   ----------  ----------

Total net cash flows                                                                 (21,860)      3,651
                                                                                   ----------  ----------
Cash and cash equivalents at beginning of period                                      75,342      36,606
                                                                                   ----------  ----------
Cash and cash equivalents at end of period                                         $  53,482   $  40,257
                                                                                   ==========  ==========

See accompanying condensed notes to consolidated financial statements.


CLUBCORP, INC.
--------------
Condensed Notes to Consolidated Financial Statements


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

In the opinion of ClubCorp management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of June 13, 2000 and the consolidated results of operations and cash flows for the twelve weeks and twenty four weeks ended June 15, 1999 and June 13, 2000, respectively. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Recent pronouncements
---------------------
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". It requires that all derivatives be recognized as either assets or liabilities on the balance sheet and such instruments be measured at their fair value. The Statement, as amended, is effective for all quarters of years beginning after June 15, 2000. In June 2000, SFAS 133 was further amended with the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which clarified certain accounting and reporting issues of SFAS 133. ClubCorp's management is continuing to determine the effect of these new pronouncements, however, they are not expected to have a significant impact on the balance sheet or statement of operations. SFAS 133 will be reflected in ClubCorp's first quarter 2001 Consolidated Financial Statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25", which is effective July 1, 2000. This interpretation clarifies various accounting issues for stock compensation plans. ClubCorp's management has determined that the interpretation will not have an effect on its financial statements.

Impairment of long-lived assets
-------------------------------
Long-lived assets used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

As a result of historical operating losses, ClubCorp evaluated the recoverability of the long-lived assets at a resort and recorded an impairment loss for the 12 weeks ended June 15, 1999. ClubCorp assessed the recoverability of these long-lived assets by determining whether the fixed asset balance could be recovered over its remaining life through estimated future cash flows. Fair value, for purposes of calculating impairment, was measured based on discounted estimated future cash flows using a risk-adjusted discount rate. Impaired assets identified were property and equipment including land improvements and buildings.

Reclassifications
-----------------
Certain amounts previously reported have been reclassified to conform with the current period presentation.


NOTE 2.  WEIGHTED AVERAGE SHARES
--------------------------------
The following table summarizes the weighted average number of shares used to calculate basic and diluted earnings per share:



                                                  12 Weeks Ended          24 Weeks Ended
                                              ----------------------  ----------------------
                                               June 15,    JUNE 13,    June 15,    JUNE 13,
                                                 1999        2000        1999        2000
                                              ----------  ----------  ----------  ----------
Weighted average shares outstanding           85,137,904  94,291,570  85,190,123  94,383,772
Incremental shares from assumed conversions:
   Options                                     1,365,570   1,343,530   1,442,733   1,421,674
   Warrants                                            -       5,037           -      13,661
                                              ----------  ----------  ----------  ----------

Diluted weighted average shares               86,503,474  95,640,137  86,632,856  95,819,107
                                              ==========  ==========  ==========  ==========

The incremental common stock equivalents are antidilutive for the twenty four weeks ended June 15, 1999 and June 13, 2000 due to the net losses for the periods.


NOTE 3.  PROPERTY AND EQUIPMENT
----------------------------------
Property  and  equipment  consists  of  the  following  (dollars  in thousands):




                                            December 28,    JUNE 13,
                                                1999          2000
                                           --------------  -----------
Land and land improvements                 $     528,466   $  557,008
Buildings and recreational facilities            378,560      389,625
Leasehold improvements                           112,570      112,599
Furniture and fixtures                           118,107      119,726
Machinery and equipment                          222,762      235,920
Construction in progress                         104,050      140,426
                                           --------------  -----------
                                               1,464,515    1,555,304
Accumulated depreciation and amortization       (342,146)    (367,461)
                                           --------------  -----------
                                           $   1,122,369   $1,187,843
                                           ==============  ===========


NOTE 4.  COMPREHENSIVE INCOME (LOSS)
------------------------------------
The following summarizes the components of comprehensive income (loss) (dollars in thousands):



                                             12 Weeks Ended          24 Weeks Ended
                                          ---------------------  ----------------------
                                          June 15,    JUNE 13,    June 15,    JUNE 13,
                                            1999        2000        1999        2000
                                          ---------  ----------  ----------  ----------
Net income (loss)                         $   1,783  $   6,302   $    (599)  $  (5,828)
Foreign currency translation adjustment         960     (1,294)        619      (2,017)
                                          ---------  ----------  ----------  ----------

Total comprehensive income (loss)         $   2,743  $   5,008   $      20   $  (7,845)
                                          =========  ==========  ==========  ==========


NOTE 5.  SEGMENT REPORTING
----------------------------
ClubCorp  operations  are  organized  into  three  principal  business  segments according  to  the  type of facility or service provided:  Country club and golf facilities,  Business  and  sports  clubs and Resorts.  Management uses Adjusted
EBITDA  to  monitor the performance of the Company and its facilities.  Adjusted
EBITDA  consists  of EBITDA, an industry standard calculation of earnings before interest,  taxes,  depreciation  and  amortization,  adjusted for net membership deposits  and fees, a joint venture adjustment and excludes impairment loss from assets  to  be  held  and  used.  Financial  information  for the segments is as follows  (dollars  in  thousands):




                                                               12 Weeks Ended          24 Weeks Ended
                                                           ----------------------  ----------------------
                                                            June 15,    JUNE 13,    June 15,    JUNE 13,
                                                              1999        2000        1999        2000
                                                           ----------  ----------  ----------  ----------
Operating revenues:
    Country club and golf facilities                       $ 116,006   $ 125,067   $ 198,361   $ 225,321
    Business and sports clubs                                 61,441      61,751     119,882     118,882
    Resorts                                                   62,680      61,638      95,908      91,575
                                                           ----------  ----------  ----------  ----------
        Total operating revenues for reportable segments     240,127     248,456     414,151     435,778
    Other operations                                          11,819      14,359      14,302      22,106
    Corporate services and eliminations                        3,049       5,009       8,793       9,337
                                                           ----------  ----------  ----------  ----------
        Consolidated operating revenues                    $ 254,995   $ 267,824   $ 437,246   $ 467,221
                                                           ==========  ==========  ==========  ==========

Adjusted EBITDA:
    Country club and golf facilities                       $  36,812   $  35,961   $  54,653   $  58,267
    Business and sports clubs                                  7,031       7,783      12,805      13,715
    Resorts                                                   14,421      19,183      13,637      14,528
                                                           ----------  ----------  ----------  ----------
        Total Adjusted EBITDA for reportable segments         58,264      62,927      81,095      86,510
    Other operations                                             414       1,385        (322)      1,084
    Corporate services and eliminations                      (10,460)    (14,060)    (17,323)    (22,651)
                                                           ----------  ----------  ----------  ----------
        Consolidated Adjusted EBITDA                          48,218      50,252      63,450      64,943
          Depreciation and amortization                      (16,389)    (19,856)    (29,897)    (39,040)
          Impairment loss from assets to be held and used    (13,483)          -     (13,483)          -
          Net membership deposits and fees                    (7,389)     (8,246)     (5,342)    (10,041)
          Joint venture adjustment                               229        (922)        (21)     (1,815)
                                                           ----------  ----------  ----------  ----------
        Consolidated operating income                      $  11,186   $  21,228   $  14,707   $  14,047
                                                           ==========  ==========  ==========  ==========


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

     The following discussion of the Company's financial condition and results of operations for the twelve and 24 weeks ended June 15, 1999 and June 13, 2000 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 28, 1999, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED JUNE 15, 1999 COMPARED TO TWELVE WEEKS ENDED JUNE 13, 2000

Consolidated Operations

     Operating revenues increased 5.0% to $267.8 million for the twelve weeks ended June 13, 2000 from $255.0 million for the twelve weeks ended June 15, 1999. The increase is due primarily to the increased membership revenue at same store country club and golf facilities (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years). Operating revenues of same store facilities increased 3.8% to $223.3 million for the twelve weeks ended June 13, 2000 from $215.2 million for the twelve weeks ended June 15, 1999.

     Operating costs and expenses, consisting of direct operating costs, facility rentals, and maintenance, increased 6.1% to $205.0 million for the twelve weeks ended June 13, 2000 from $193.2 million for the twelve weeks ended June 15, 1999 primarily as a result of increased operating costs related to increased revenue at same store facilities and an increase of $3.5 million in insurance expense primarily due to increases in the accrual for estimated insurance claims.

     Depreciation and amortization expense for the twelve weeks ended June 13, 2000 increased $3.5 million or 21.2% primarily due to capital expansions at existing facilities and increases in technology related assets.

     Selling, general and administrative expenses increased 4.3% to $21.7 million for the twelve weeks ended June 13, 2000 from $20.8 million for the twelve weeks ended June 15, 1999 primarily due to increases in marketing expenses, compensation costs, bank facility fees and corporate facility rent expense.

     Net income for the twelve weeks ended June 13, 2000 was $6.3 million compared to $1.8 million for the twelve weeks ended June 15, 1999, which included an impairment loss on long-lived assets of $13.5 million. Excluding the after-tax impact of this impairment loss, net income would have decreased by $4.2 million from $10.5 million from the twelve weeks ended June 15, 1999 due primarily to increases in interest expense resulting from an increase in the outstanding long-term debt balance and the recognition of a gain on divestitures and sales of assets of $2.7 million for the twelve weeks ended June 15, 1999 as compared to a loss on divestitures and sales of assets of $0.2 million in the twelve weeks ended June 13, 2000.

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


     Consolidated Adjusted EBITDA increased 4.4% to $50.3 million for the twelve weeks ended June 13, 2000 from $48.2 million for the twelve weeks ended June 15, 1999, due primarily to increases in net membership deposits and fees at a same store resort, partially offset by decreases in operating income for corporate services and eliminations resulting from increases in the Company's accrual for estimated insurance claims.

SEGMENT AND OTHER INFORMATION

Country Club and Golf Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facilities segment for the twelve week periods ended June 15, 1999 and June 13, 2000 (dollars in thousands):


                                      Same Store            Total
                                   Country Club and   Country Club and
                                    Golf Facilities    Golf Facilities
                                   -----------------  ------------------
                                    1999      2000      1999      2000
                                   -------  --------  --------  --------
Number of facilities                    91        91       126       125
    Operating revenues             $95,710  $100,665  $116,006  $125,067
    Operating costs and expenses    70,529    73,529    87,550    94,087
    Depreciation and amortization    6,939     7,128    10,050    11,385
                                   -------  --------  --------  --------
    Segment operating income       $18,242  $ 20,008  $ 18,406  $ 19,595
                                   =======  ========  ========  ========

    Adjusted EBITDA                $28,114  $ 28,858  $ 36,812  $ 35,961
                                   =======  ========  ========  ========

     Operating revenues from total country club and golf facilities increased 7.8% due primarily to increased membership revenue at same store and developing facilities along with increases in golf operations revenues at developing facilities. Increased golf operations revenues at developing facilities are primarily attributable to facilities acquired or opened after June 15, 1999. Operating costs and expenses from total country club and golf facilities increased 7.5% due primarily to the increased operating costs at developing facilities related to increased revenues and increased payroll and payroll related costs. The increase in depreciation and amortization in total country club and golf facilities is primarily due to expansions at existing facilities and increases in technology related assets.

     Adjusted EBITDA for total country club and golf facilities decreased slightly as a result of increased operating income for the twelve week period ended June 13, 2000 offset by a greater decrease in net membership deposits and fees at developing clubs.


Business and Sports Clubs

     The following table presents certain summary financial data and other operating data for the Company's business and sports clubs segment for the twelve week periods ended June 15, 1999 and June 13, 2000 (dollars in thousands):


                                       Same Store        Total Business
                                      Business and        Business and
                                      Sports Clubs        Sports Clubs
                                   ------------------  ------------------
                                     1999      2000      1999      2000
                                   --------  --------  --------  --------
Number of facilities                     79        79        92        80
    Operating revenues             $ 57,746  $ 61,526  $ 61,441  $ 61,751
    Operating costs and expenses     49,753    53,484    53,441    53,740
    Depreciation and amortization     2,765     2,884     2,944     2,895
                                   --------  --------  --------  --------
    Segment operating income       $  5,228  $  5,158  $  5,056  $  5,116
                                   ========  ========  ========  ========

    Adjusted EBITDA                $  7,153  $  7,805  $  7,031  $  7,783
                                   ========  ========  ========  ========

     Segment operating income at total business and sports clubs remained consistent despite the divestiture of ten business and sports clubs in the last half of 1999 due to increased revenues and expenses at remaining facilities.

     Adjusted EBITDA at same store business and sports clubs increased 9.1% due to an increase in net membership deposits and fees.

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resorts segment for the twelve week periods ended June 15, 1999 and June 13, 2000 (dollars in thousands):


                                                 Same Store Resorts     Total Resorts
                                                --------------------  ------------------
                                                  1999       2000       1999      2000
                                                ---------  ---------  --------  --------
Number of facilities                                   4          4         5          5
    Operating revenues                          $ 61,705   $ 61,150   $62,680   $ 61,638
    Operating costs and expenses                  47,693     43,758    49,067     43,974
    Depreciation and amortization                  1,973      3,086     2,071      3,149
                                                ---------  ---------  --------  --------
    Segment operating income
      before impairment loss                      12,039     14,306    11,542     14,515
                                                ---------  --------   --------  --------
    Impairment loss from assets
      to be held and used                         13,483          -    13,483          -
                                                ---------  ---------  --------  --------
    Segment operating income (loss)             $ (1,444)  $ 14,306   $(1,941)  $ 14,515
                                                =========  =========  ========  ========

    Adjusted EBITDA                             $ 14,821   $ 18,911   $14,421   $ 19,183
                                                =========  =========  ========  ========

Lodging data:
    Room nights available                        120,551    105,972
    Occupancy rate                                  53.3%      69.6%
    Average daily room rate per occupied room   $    175   $    186
    Average daily revenue per occupied room     $    840   $    824

     For the twelve week period ended June 15, 1999, operating revenues included approximately $9.0 million of merchandise sales, ticket sales and corporate hospitality tent revenue related to the hosting of the U.S. Open at Pinehurst during the last two days of the period. Excluding the impact of this event, operating revenues from same store resorts would have increased approximately 15.0% from approximately $53.0 million to $61.2 million for the twelve week period ended June 13, 2000. This increase is attributable to increases in food and beverage and lodging revenues at other same store resorts. Also included in the twelve week period ended June 15, 1999 same store resorts results are the operating costs and expenses related to the hosting of the U.S. Open of approximately $8.0 million. Excluding the impact of this event, operating costs and expenses in the twelve week period ended June 13, 2000 would have increased approximately 10.0% from approximately $40.0 million to $43.8 million due to increases in food and beverage and lodging costs resulting from increased revenues in these areas and increased marketing costs at same store resorts. Also included in the twelve week period ended June 15, 1999 same store resorts results is an impairment loss of $13.5 million related to the long lived assets at Daufuskie.


     Excluding the impact of the U.S. Open and the impairment loss, gross margin at same store resorts increased from approximately 21.0% for the twelve weeks ended June 15, 1999 to 23.4% for the twelve weeks ended June 13, 2000 primarily resulting from the increase in the average daily room rate per occupied room at all same store resorts.

     The increase in Adjusted EBITDA of 33.0% at total resorts is primarily attributable to the increased segment operating income before impairment loss at same store resorts, as discussed in the preceding paragraphs, and increases in initiation fees at Barton Creek related to the opening of a new golf course. Due to strong initial demand for membership at Barton Creek, management does not expect that this growth rate will be sustained.

24 WEEKS ENDED JUNE 15, 1999 COMPARED TO 24 WEEKS ENDED JUNE 13, 2000

Consolidated Operations

     Operating revenues increased 6.9% to $467.2 million for the 24 weeks ended June 13, 2000 from $437.2 million for the 24 weeks ended June 15, 1999 due primarily to the addition of the revenues from the Cobblestone facilities, increased membership revenue at total country club and golf facilities, increased lodging revenue at same store resorts and increased real estate sales. The Cobblestone facilities were acquired on March 31, 1999. The increase in lodging revenue is primarily due to increased occupancy percentages at three same store resorts and increases in real estate sales is primarily a result of increased sales at Owners Club properties. Operating revenues of same store facilities increased 4.2% to $391.4 million for the 24 week period ended June 13, 2000 from $375.8 million for the 24 week period ended June 15, 1999.

     Operating costs and expenses, consisting of direct operating costs, facility rentals, and maintenance, increased 9.4% to $374.4 million for the 24 weeks ended June 13, 2000 from $342.4 million for the 24 week period ended June 15, 1999 primarily as a result of the addition of the Cobblestone facilities on March 31, 1999, increased operating costs relating to increased revenues at same store country club and golf facilities and same store resorts and increased costs of real estate sales.

     Depreciation and amortization expense for the 24 week period ended June 13, 2000 increased 30.4% or $9.1 million primarily due to the addition of the Cobblestone facilities, capital expansions at existing facilities and increases in technology related assets.

     Selling, general and administrative expenses increased 8.2% to $39.7 million for the 24 weeks ended June 13, 2000 from $36.7 million for the 24 weeks ended June 15, 1999 primarily due to increases in marketing expenses, compensation costs, bank facility fees and corporate facility rent expense. Also included in the 24 week period ended June 15, 1999 is $0.9 million in costs incurred for Year 2000 readiness efforts.

     Net loss for the 24 week period ended June 13, 2000 increased to $5.8 million from $0.6 million for the 24 week period ended June 15, 1999. Included in the net loss for the 24 weeks ended June 15, 1999 is an impairment loss of $13.5 million on long-lived assets. Excluding the after-tax impact of this impairment loss, net income would have been $8.2 million for the 24 week period ended June 15, 1999. The decrease for the 24 weeks ended June 13, 2000 would have been $14.0 million as a result of the items discussed in the preceding paragraphs as well as the decrease in gain on divestitures and sales of assets, increased interest expense and decreases in the income tax provision. The increase in interest expense of $4.7 million for the 24 week period ended June 13, 2000 is primarily due to both the increase in the outstanding debt balance and the increase in the interest rate on the outstanding debt for 24 week period.

     Consolidated Adjusted EBITDA increased $1.5 million to $64.9 million for the 24 week period ended June 13, 2000 from $63.4 million for the 24 week period ended June 15, 1999 due primarily to increases in net membership deposits and fees for the addition of the Cobblestone facilities on March 31, 1999 and increased initiation fees at a resort. The increase in net membership deposits and fees is partially offset by decreases in corporate services and eliminations due to increased selling, general and administrative expenses and increases in the Company's accrual for estimated insurance claims.


SEGMENT AND OTHER INFORMATION - 24 WEEKS

Country Club and Golf Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facility segment for the 24 week periods ended June 15, 1999 and June 13, 2000 (dollars in thousands):


                                       Same Store            Total
                                    Country Club and    Country Club and
                                     Golf Facilities     Golf Facilities
                                   ------------------  ------------------
                                     1999      2000      1999      2000
                                   --------  --------  --------  --------
Number of facilities                     91        91       126       125
    Operating revenues             $173,553  $182,422  $198,361  $225,321
    Operating costs and expenses    129,320   136,028   150,718   174,328
    Depreciation and amortization    13,884    14,198    17,269    22,597
                                   --------  --------  --------  --------
    Segment operating income       $ 30,349  $ 32,196  $ 30,374  $ 28,396
                                   ========  ========  ========  ========

    Adjusted EBITDA                $ 45,604  $ 48,560  $ 54,653  $ 58,267
                                   ========  ========  ========  ========

     Operating revenues from total country club and golf facilities increased 13.6% due primarily to the addition of the Cobblestone properties on March 31, 1999 and increases in membership revenues at same store facilities. Operating costs and expenses from total country club and golf facilities increased 15.7% due primarily to the addition of the operating costs and expenses of the Cobblestone facilities and increased operating costs related to increased revenues at same store facilities. The addition of the Cobblestone facilities is responsible for the majority of the increase in depreciation and amortization for total country club and golf facilities. The decrease in gross margin on total country club and golf facilities from 15.3% at June 15, 1999 to 12.6% at June 13, 2000 is primarily a result of an increase in payroll related expenses, member relations expenses and golf course maintenance.

     The 6.6% increase in Adjusted EBITDA for total country club and golf facilities is primarily due to increases in operating income before depreciation and amortization and consistent levels of net initiation deposits and fees for the 24 week period ended June 13, 2000 and June 15, 1999.

Business and Sports Clubs

     The following table presents certain summary financial data and other operating data for the Company's business and sports club segment for the 24 week periods ended June 15, 1999 and June 13, 2000 (dollars in thousands):


                                        Same Store          Total Business
                                       Business and          Business and
                                       Sports Clubs          Sports Clubs
                                   --------------------  --------------------
                                     1999       2000       1999       2000
                                   ---------  ---------  ---------  ---------
Number of facilities                      79         79        92          80
    Operating revenues             $ 112,280  $ 118,068  $ 119,882  $ 118,882
    Operating costs and expenses      97,923    103,993      5,750    104,705
    Depreciation and amortization      5,439      5,809      5,910      5,849
                                   ---------  ---------  ---------  ---------
    Segment operating income       $   8,918  $   8,266  $   8,222  $   8,328
                                   =========  =========  =========  =========

    Adjusted EBITDA                $  13,109  $  13,605  $  12,805  $  13,715
                                   =========  =========  =========  =========

     Segment operating income at total business and sports clubs remained consistent despite the divestiture of ten business and sports clubs in the last half of 1999 due to increased revenues and expenses at remaining facilities.


Resorts

     The following table presents certain summary financial data and other operating data for the Company's resort segment for the 24 week period ended
June  15,  1999  and  June  13,  2000  (dollars  in  thousands):


                                                 Same Store Resorts     Total Resorts
                                                --------------------  ------------------
                                                  1999       2000       1999      2000
                                                ---------  ---------  --------  --------
Number of facilities                                   4          4         5          5
    Operating revenues                          $ 89,938   $ 90,932   $95,908   $ 91,575
    Operating costs and expenses                  78,417     78,421    82,944     78,735
    Depreciation and amortization                  4,095      5,934     4,289      6,032
                                                ---------  ---------  --------  --------
    Segment operating income
      before impairment loss                       7,426      6,577     8,675      6,808
                                                =========  =========  ========  ========
    Impairment loss from assets
      to be held and used                         13,483          -    13,483          -
                                                ---------  ---------  --------  --------
    Segment operating income (loss)             $ (6,057)  $  6,577   $(4,808)  $  6,808
                                                ---------  ---------  --------  --------

    Adjusted EBITDA                             $ 12,194   $ 14,199   $13,637   $ 14,528
                                                =========  =========  ========  ========

Lodging data:
    Room nights available                        218,866    211,677
    Occupancy rate                                  50.7%      55.4%
    Average daily room rate per occupied room   $    175   $    188
    Average daily revenue per occupied room     $    742   $    777

     For the 24 week period ended June 15, 1999, operating revenues included approximately $9.0 million of merchandise sales, ticket sales and corporate hospitality tent revenue related to the hosting of the U.S. Open at Pinehurst during the last two days of the period. Excluding the impact of this event, operating revenues from same store resorts would have increased approximately 12.0% from approximately $81.0 million to $90.9 million for the 24 week period ended June 13, 2000. This increase is attributable to increases in membership, food and beverage and lodging revenues at other same store resorts. The increase in membership revenues is primarily attributable to increased membership at Barton Creek in relation to the opening of a new golf course. Increased food and beverage and lodging revenues are primarily attributable to increased occupancy rates at Barton Creek, Daufuskie and The Homestead. Also included in the 24 week period ended June 15, 1999 same store resorts results are the operating costs and expenses related to the hosting of the U.S. Open of approximately $8.0 million. Excluding the impact of this event, operating costs and expenses in the 24 week period ended June 13, 2000 would have increased approximately 12.0% from approximately $70.0 million to $78.4 million due to increases in food and beverage and lodging costs resulting from increased revenues in these areas and increased marketing costs at same store resorts. The difference between same store and total resorts segment operating income
(loss) for 1999 is primarily due to a resort which was divested during the third quarter of 1999. Also included in 1999 same store resorts is an impairment loss of $13.5 million related to long-lived assets at Daufuskie.

     Excluding the impact of the U.S. Open and the impairment loss, gross margin at same store resort decreased from approximately 8.5% for the 24 week period ended June 15, 1999 to 7.3% for the 24 week period ended June 13, 2000 primarily due to lower first quarter margins at Pinehurst and first quarter increases in general and administrative costs at same store resorts. For the 24 week period this is partially offset by the improved performance of all same store resorts for the twelve week period ended June 13, 2000.

     The increase in Adjusted EBITDA of 16.4% at same store resorts is comprised of decreased segment operating income before impairment loss at same store resorts and the increase in initiation fees at Barton Creek related to the opening of a new golf course. Due to strong initial demand for membership at Barton Creek, management does not expect that this growth rate will be sustained.


Other Operations

     Realty operating revenues increased $5.1 million from $11.0 million for the 24 weeks ended June 15, 1999 to $16.1 million for the 24 week period ended June 13, 2000, due primarily to real estate revenues associated with the Owners Club programs at several locations. Revenues during the 24 week period ended June 15, 1999 were primarily related to the sales of land held for sale in Colorado. Segment operating income (loss) for realty decreased from income of $1.3 million for the 24 week period ended June 15, 1999 to a loss of $2.0 million for the 24 weeks ended June 13, 2000 due primarily to the increased marketing costs at Owners Club properties including a property acquired during the fourth quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations and capital expenditures primarily through cash flows from operations, long-term debt and, in a 1999 transaction, through the sale of common stock for total consideration of $150.0 million to an investor group. The Company distinguishes capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions). Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 5.6% to 9.0% of operating revenues during the last three years, which has grown in the last year due to the information technology initiative which the Company has substantially completed. Capital expansions are discretionary expenditures, which create new amenities or enhance existing amenities at existing facilities. Development of the Company's new facilities and planned expansions at existing facilities are expected to require capital expenditures of approximately $70.0 million and $85.0 million, respectively, over the next two years to be financed with external financing of ClubCorp, Inc. and cash flows from operations.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

     During the second quarter of 2000 the Company sold unregistered securities. The issuance by the Company of the securities sold in this transaction was not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) for transactions not involving a public offering. On May 1, 2000, the Company sold 10,000 shares of treasury stock to an officer at $17.05 per share for aggregate consideration of $170,500.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 3, 2000, the shareholders of ClubCorp, Inc., held their annual meeting to elect directors. The following directors were elected:

Robert H. Dedman, Sr., Robert H. Dedman, Jr., Patricia Dedman Dietz, James M. Hinckley, James L. Singleton and Bahram Shirazi.

There were no other matters submitted to a vote of stockholders at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K


(a)  Exhibits
     10.1 - Executive Liability and Indemnification Policy Endorsements No. 15 through No. 25
     15.1 - Letter from KPMG LLP regarding unaudited interim financial statements
     24.1 - Power of Attorney
     27.1 - Financial Data Schedule
(b)  Reports on Form 8-K
     Not applicable


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ClubCorp,  Inc.


Date:  July 28, 2000                            By:  /s/Jeffrey P. Mayer
       -------------                                 -----------------------
                                                     Jeffrey P. Mayer
                                                     Chief Financial Officer