Form 10-Q
period 2000-09-05
CLUBCORP INC
filed 2000-10-20
CIK 929455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                               __________________

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 5, 2000


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

The number of shares of the Registrant's Common Stock outstanding as of October 3, 2000 was 94,216,333.

                                 CLUBCORP, INC.

                                      INDEX


Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Independent Auditors' Review Report                                  1
          Consolidated Balance Sheet                                           2
          Consolidated Statement of Operations                                 3
          Consolidated Statement of Cash Flows                                 4
          Condensed Notes to Consolidated Financial Statements                 5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               9

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    17

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                       INDEPENDENT AUDITORS' REVIEW REPORT
                       -----------------------------------



The Board of Directors and Shareholders
ClubCorp, Inc.:


We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of September 5, 2000, and the related consolidated statements of operations for the twelve weeks and thirty six weeks ended September 5, 2000 and September 7, 1999 and cash flows for the thirty six weeks ended September 5, 2000 and September 7, 1999. These consolidated financial statements are the responsibility of ClubCorp's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ClubCorp as of December 28, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 28, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                           KPMG LLP




Dallas, Texas
October 13, 2000
                                        1

CLUBCORP, INC.
--------------
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share amounts)
(Unaudited)



                                                                 December 28,    SEPTEMBER 5,
                    Assets                                           1999            2000
                    ------                                      --------------  --------------
Current assets:
        Cash and cash equivalents                               $      36,606   $      31,241
        Membership and other receivables, net                         109,391         123,213
        Inventories                                                    22,937          23,410
        Other assets                                                   16,213          27,547
                                                                --------------  --------------
                Total current assets                                  185,147         205,411

Property and equipment, net                                         1,122,369       1,271,709
Other assets                                                          239,014         255,946
                                                                --------------  --------------
                                                                $   1,546,530   $   1,733,066
                                                                ==============  ==============

      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:
        Accounts payable and accrued liabilities                $      76,063   $      74,944
        Long-term debt - current portion                               57,867          65,181
        Other liabilities                                             106,120         124,961
                                                                --------------  --------------
                Total current liabilities                             240,050         265,086

Long-term debt                                                        454,258         601,661
Other liabilities                                                     118,069         136,464
Membership deposits                                                    96,365         103,476

Redemption value of common stock held by benefit plan                  72,835          70,936

Stockholders' equity:
        Preferred stock, $.01 par value, 150,000,000 shares
           authorized, none issued or outstanding                           -               -
        Common stock, $.01 par value, 250,000,000 shares
           authorized, 99,594,408 issued, 94,436,903
           outstanding at December 28, 1999 and 94,216,333
           outstanding at September 5, 2000                               996             996
        Additional paid-in capital                                    160,408         161,065
        Accumulated other comprehensive income (loss)                     841          (1,906)
        Retained earnings                                             449,840         447,232
        Treasury stock, 5,157,505 shares at December 28, 1999
           and 5,378,075 shares at September 5, 2000                  (47,132)        (51,944)
                                                                --------------  --------------
                Total stockholders' equity                            564,953         555,443
                                                                --------------  --------------
                                                                $   1,546,530   $   1,733,066
                                                                ==============  ==============

See accompanying condensed notes to consolidated financial statements.

CLUBCORP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)



                                                           12 Weeks Ended                     36 Weeks Ended
                                                  --------------------------------   -------------------------------

                                                    September 7,     SEPTEMBER 5,     September 7,     SEPTEMBER 5,
                                                        1999             2000             1999             2000
                                                  ----------------  --------------  ----------------  --------------
Operating revenues                                $       266,809   $     254,020   $       706,741   $     721,241
Operating costs and expenses                              206,848         196,263           551,961         570,648
Depreciation and amortization                              17,600          21,732            47,497          60,772
Selling, general and administrative expenses               19,483          19,002            55,894          57,923
Impairment loss from assets to be held and used                 -               -            13,483               -
                                                  ----------------  --------------  ----------------  --------------

Operating income                                           22,878          17,023            37,906          31,898

Gain (loss) on divestitures and sales of assets            (1,193)            118             1,746             134
Interest and investment income                              1,021             666             2,547           1,959
Interest expense                                          (11,878)        (13,615)          (29,349)        (36,265)
                                                  ----------------  --------------  ----------------  --------------

Income (loss) from operations before income tax
   provision and minority interest                         10,828           4,192            12,850          (2,274)

Income tax provision                                       (4,123)         (3,060)           (6,744)         (3,421)

Minority interest                                               -             189                 -           1,188
                                                  ----------------  --------------  ----------------  --------------

Net income (loss)                                 $         6,705   $       1,321   $         6,106   $      (4,507)
                                                  ================  ==============  ================  ==============



Basic and diluted income (loss) per share         $           .08   $         .01   $           .07   $        (.05)
                                                  ================  ==============  ================  ==============

See accompanying condensed notes to consolidated financial statements.

CLUBCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)



                                                                                                     36 Weeks Ended
                                                                                             --------------------------------
                                                                                               September 7,     SEPTEMBER 5,
                                                                                                   1999             2000
                                                                                             ----------------  --------------
Cash flows from operations:
        Net income (loss)                                                                    $         6,106   $      (4,507)
        Adjustments to reconcile net income (loss) to cash flows provided from operations:
                Depreciation and amortization                                                         47,497          60,772
                Impairment loss from assets to be held and used                                       13,483               -
                Gain on divestitures and sales of assets                                              (1,746)           (134)
                Minority interest in net loss of subsidiaries                                              -          (1,188)
                Equity in earnings of joint ventures                                                  (2,233)           (593)
                Amortization of discount on membership deposits                                        7,113           6,787
                Deferred income taxes                                                                  5,605           1,299
                Decrease in real estate held for sale                                                  7,728          10,536
                Increase in membership and other receivables, net                                    (12,497)        (13,774)
                Increase (decrease) in accounts payable and accrued liabilities                        6,781          (2,922)
                Net change in deferred membership revenues                                             8,235          11,118
                Other                                                                                (12,531)         11,944
                                                                                             ----------------  --------------
                            Cash flows provided from operations                                       73,541          79,338

Cash flows from investing activities:
        Additions to property and equipment                                                          (96,349)       (113,815)
        Development of new facilities                                                                (14,862)        (35,225)
        Development of real estate held for sale                                                      (9,620)        (20,989)
        Acquisition of facilities                                                                   (248,185)        (32,598)
        Investment in affiliates                                                                     (41,886)         (5,272)
        Proceeds from disposition of subsidiaries and assets, net                                      2,921          10,303
        Other                                                                                           (175)         (1,478)
                                                                                             ----------------  --------------
                            Cash flows used by investing activities                                 (408,156)       (199,074)

Cash flows from financing activities:
        Borrowings of long-term debt                                                                 343,352         133,695
        Repayments of long-term debt                                                                 (36,274)        (16,131)
        Membership deposits received, net                                                              1,904           1,632
        Treasury stock transactions, net                                                              (1,924)         (4,825)
                                                                                             ----------------  --------------
                            Cash flows provided from financing activities                            307,058         114,371
                                                                                             ----------------  --------------

Total net cash flows                                                                                 (27,557)         (5,365)
                                                                                             ----------------  --------------
Cash and cash equivalents at beginning of period                                                      75,342          36,606
                                                                                             ----------------  --------------
Cash and cash equivalents at end of period                                                   $        47,785   $      31,241
                                                                                             ================  ==============

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

Interim presentation
--------------------
The accompanying Consolidated Financial Statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted from the accompanying statements. ClubCorp's management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of ClubCorp for the year ended December 28, 1999 which were a part of ClubCorp's Form 10-K.

In the opinion of ClubCorp management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of September 5, 2000, the consolidated results of operations for the twelve weeks and thirty six weeks ended September 7, 1999 and September 5, 2000, and the consolidated cash flows for the thirty six weeks ended September 7, 1999 and September 5, 2000, respectively. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Recent pronouncements
---------------------
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". It requires that all derivatives be recognized as either assets or liabilities on the balance sheet and such instruments be measured at their fair value. The Statement, as amended, is effective for all quarters of years beginning after June 15, 2000. In June 2000, SFAS 133 was further amended with the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which clarified certain accounting and reporting issues of SFAS 133. Based on management's preliminary review of ClubCorp's derivative instruments, the effect of these new pronouncements is not expected to have a significant impact on the balance sheet or statement of operations. SFAS 133 will be reflected in ClubCorp's first quarter 2001 Consolidated Financial Statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25", which was effective July 1, 2000. This interpretation clarifies various accounting issues for stock compensation plans. ClubCorp's management has determined that the interpretation will not have an effect on its financial statements.

Reclassifications
-----------------
Certain amounts previously reported have been reclassified to conform with the current period presentation.

NOTE 2.  ACQUISITIONS
---------------------
ClubCorp's acquisitions in 1999 and 2000 were accounted for using the purchase method and, accordingly, the acquired assets and liabilities were recorded based on their estimated fair values at the dates of acquisition.

During the first thirty six weeks of 1999, ClubCorp purchased the minority interest in a previously consolidated resort property and substantially all the assets of 26 golf facilities, including 22 from The Cobblestone Golf Group. The 26 facilities include ten country clubs, 14 golf clubs and two public golf courses.

During the first thirty six weeks of 2000, ClubCorp purchased the remaining interest in a previously non-consolidated joint venture and substantially all the assets of two public golf courses, one golf club under construction and one sports club.

The following unaudited proforma financial information assumes the acquisitions occurred at the beginning of their acquisition year and the preceding year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):


                                          36 Weeks Ended
                                  -------------------------------
                                   September 7,     SEPTEMBER 5,
                                       1999             2000
                                  ---------------  --------------
Operating revenues                $       732,897  $     728,954
                                  ===============  ==============

Net income (loss)                 $         1,686  $      (5,870)
                                  ===============  ==============

Diluted income (loss) per share   $           .02  $        (.06)
                                  ===============  ==============


NOTE 3.  INCOME TAX PROVISION
-----------------------------
The income tax provisions for the twelve weeks and thirty six weeks ended September 7, 1999 and September 5, 2000 differ from amounts computed by applying the U.S. Federal tax rate of 35% to Income (loss) from operations before income taxes and minority interest primarily due to foreign and state income taxes, net of Federal benefit, and the effect of consolidated operations of foreign and other entities not consolidated for Federal tax purposes.

NOTE 4.  WEIGHTED AVERAGE SHARES
--------------------------------
The following table summarizes the weighted average number of shares used to calculate basic and diluted earnings per share:


                                                     12 Weeks Ended                36 Weeks Ended
                                              ----------------------------  ----------------------------
                                               September 7,   SEPTEMBER 5,   September 7,   SEPTEMBER 5,
                                                   1999           2000           1999           2000
                                              --------------  ------------  --------------  ------------
Weighted average shares outstanding               85,118,307    94,216,333      85,166,184    94,339,198
Incremental shares from assumed conversions:
   Options                                         1,378,857     1,259,205       1,334,332             -
   Warrants                                                -         7,096               -             -
                                              --------------  ------------  --------------  ------------

Diluted weighted average shares                   86,497,164    95,482,634      86,500,516    94,339,198
                                              ==============  ============  ==============  ============

Diluted weighted average shares for the twelve weeks ended September 5, 2000 excludes the assumed conversion of 1,034,500 options due to their antidilutive effect. Diluted weighted average shares for the thirty six weeks ended September 5, 2000 excludes incremental shares from assumed conversion of 1,284,079 shares due to the net loss for the period.


NOTE 5.  PROPERTY AND EQUIPMENT
-------------------------------
Property  and  equipment  consists  of  the  following  (dollars  in thousands):


                                            December 28,    SEPTEMBER 5,
                                                1999            2000
                                           --------------  --------------
Land and land improvements                 $     528,466   $     612,998
Buildings and recreational facilities            378,560         426,603
Leasehold improvements                           112,570         112,805
Furniture and fixtures                           118,107         128,740
Machinery and equipment                          222,762         264,848
Construction in progress                         104,050         109,131
                                           --------------  --------------
                                               1,464,515       1,655,125
Accumulated depreciation and amortization       (342,146)       (383,416)
                                           --------------  --------------
                                           $   1,122,369   $   1,271,709
                                           ==============  ==============


NOTE 6.  COMPREHENSIVE INCOME (LOSS)
------------------------------------
The following summarizes the components of comprehensive income (loss) (dollars in thousands):


                                                  12 Weeks Ended                     36 Weeks Ended
                                          --------------------------------  --------------------------------
                                            September 7,     SEPTEMBER 5,     September 7,     SEPTEMBER 5,
                                                1999             2000             1999             2000
                                          ----------------  --------------  ----------------  --------------
Net income (loss)                         $         6,705   $       1,321   $         6,106   $      (4,507)
Foreign currency translation adjustment              (831)           (730)             (212)         (2,747)
                                          ----------------  --------------  ----------------  --------------

Total comprehensive income (loss)         $         5,874   $         591   $         5,894   $      (7,254)
                                          ================  ==============  ================  ==============

NOTE 7.  SEGMENT REPORTING
--------------------------
ClubCorp operations are organized into three principal business segments according to the type of facility or service provided: Country club and golf facilities, Business and sports clubs and Resorts. Management uses Adjusted EBITDA to monitor the performance of the Company and its facilities. Adjusted EBITDA consists of EBITDA, an industry standard calculation of earnings before interest, taxes, depreciation and amortization, adjusted for net membership deposits and fees, a joint venture adjustment and excludes impairment loss from assets to be held and used. Financial information for the segments is as follows (dollars in thousands):


                                                                     12 Weeks  Ended                    36 Weeks Ended
                                                           ---------------------------------  --------------------------------
                                                             September 7,      SEPTEMBER 5,     September 7,     SEPTEMBER 5,
                                                                 1999              2000             1999             2000
                                                           -----------------  --------------  ----------------  --------------
Operating revenues:
    Country club and golf facilities                       $        118,090   $     125,107   $       316,451   $     350,428
    Business and sports clubs                                        55,026          52,344           177,594         171,226
    Resorts                                                          78,243          53,653           174,151         145,228
                                                           -----------------  --------------  ----------------  --------------
        Total operating revenues for reportable segments            251,359         231,104           668,196         666,882
    Other operations                                                 12,847          20,372            26,503          40,739
    Corporate services                                                2,603           2,544            12,042          13,620
                                                           -----------------  --------------  ----------------  --------------
        Consolidated operating revenues                    $        266,809   $     254,020   $       706,741   $     721,241
                                                           =================  ==============  ================  ==============

Adjusted EBITDA:
    Country club and golf facilities                       $         28,234   $      30,642   $        82,887   $      88,909
    Business and sports clubs                                         3,020           3,974            15,825          17,689
    Resorts                                                          19,443          11,210            33,080          25,738
                                                           -----------------  --------------  ----------------  --------------
        Total Adjusted EBITDA for reportable segments                50,697          45,826           131,792         132,336
    Other operations                                                  4,114           8,747             3,792           9,831
    Corporate services                                              (10,210)        (10,453)          (27,212)        (32,276)
                                                           -----------------  --------------  ----------------  --------------
        Consolidated Adjusted EBITDA                                 44,601          44,120           108,372         109,891
          Depreciation and amortization                             (17,600)        (21,732)          (47,497)        (60,772)
          Impairment loss from assets to be held and used                 -               -           (13,483)              -
          Net membership deposits and fees                           (1,717)         (2,542)           (7,059)        (12,583)
          Joint venture adjustment                                   (2,406)         (2,823)           (2,427)         (4,638)
                                                           -----------------  --------------  ----------------  --------------
        Consolidated operating income                      $         22,878   $      17,023   $        37,906   $      31,898
                                                           =================  ==============  ================  ==============


NOTE 8.  COMMITMENTS AND CONTINGENCIES
--------------------------------------
ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes ClubCorp has meritorious defenses to these matters and that any potential liability from these matters would not reasonably be expected to materially affect ClubCorp's Consolidated Financial Statements.

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

     The following discussion of the Company's financial condition and results of operations for the 12 and 36 weeks ended September 7, 1999 and September 5, 2000 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 28, 1999, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

12 WEEKS ENDED SEPTEMBER 7, 1999 COMPARED TO 12 WEEKS ENDED SEPTEMBER 5, 2000

Consolidated Operations

     Operating revenues decreased $12.8 million to $254.0 million for the 12 weeks ended September 5, 2000 from $266.8 million for the 12 weeks ended September 7, 1999. This decrease is primarily due to operating revenues at Pinehurst for the 12 weeks ended September 7, 1999 of approximately $28.0 million related to the hosting of the 1999 U.S. Open during the first five days of the period. This decrease is partially offset by increases in operating revenues at same store facilities (i.e., those for which a comparable period of activity exists, generally those owned for at least eighteen months to two years).

     Operating costs and expenses, consisting of direct operating costs, facility rentals, and maintenance, decreased 5.1% to $196.3 million for the 12 weeks ended September 5, 2000 from $206.8 million for the 12 weeks ended September 7, 1999 primarily as a result of operating costs and expenses of approximately $19.0 million incurred during the 12 weeks ended September 7, 1999 as a result of hosting the 1999 U.S. Open at Pinehurst partially offset by increases in the current period operating costs and expenses incurred at same store facilities resulting from increased revenues at these facilities.

     Depreciation and amortization for the 12 weeks ended September 5, 2000 increased $4.1 million or 23.3% primarily due to capital expansions at existing facilities and increases in technology related assets.

     The income tax provisions for the 12 weeks ended September 7, 1999 and September 5, 2000 differ from amounts computed by applying the U.S. Federal tax rate of 35% to pretax net income primarily due to foreign and state income taxes, net of Federal benefit, and the effect of consolidated operations of foreign and other entities not consolidated for Federal tax purposes.

     Net income for the 12 weeks ended September 5, 2000 was $1.3 million compared to $6.7 million for the 12 weeks ended September 7, 1999, due primarily to the current period decrease in operating income of approximately $9.0 million relating to the hosting of the 1999 U.S. Open at Pinehurst for the period ended September 7, 1999. Also impacting net income was the $1.7 million increase in interest expense. The increase in interest expense for the 12 week period ended September 5, 2000 is primarily due to both the increase in the outstanding debt balance and the increase in the interest rate on the majority of the debt outstanding of approximately 225 basis points.

     Management uses Adjusted EBITDA to monitor the performance of the Company and its facilities. Adjusted EBITDA consists of EBITDA, an industry standard calculation of earnings before interest, taxes, depreciation and amortization from consolidated entities, adjusted for net membership deposits and fees, a joint venture adjustment and excludes impairment loss from assets to be held and used. Net membership deposits and fees represent the difference between current period sales of initiation deposits and fees and the revenue recognized from initiation deposits and fees, less incremental direct selling costs. Revenues from membership deposits are calculated as the difference between the amount of the membership deposits sold and the present value of the obligation. The joint venture adjustment is comprised of depreciation, amortization, interest, income taxes and net membership deposits and fees for joint venture entities at the Company's ownership percentage. Adjusted EBITDA is not intended to represent cash flow in accordance with generally accepted accounting principles and is not necessarily a measure of the Company's ability to fund its cash needs. The Company's Adjusted EBITDA from continuing operations may not be comparable to similarly titled measures reported by other companies.

     Consolidated Adjusted EBITDA decreased to $44.1 million for the 12 weeks ended September 5, 2000 from $44.6 million for the 12 weeks ended September 7, 1999. This decrease is primarily due to decreased operating income due to the hosting of the U.S. Open, which resulted in Adjusted EBITDA of approximately $9.0 million. Excluding the impact of the U.S. Open, Adjusted EBITDA would have increased approximately 24.0% from $35.6 million to $44.1 million due to increases in operating income before depreciation and amortization as discussed in the following paragraphs and increased net membership deposits and fees at developing country club and golf facilities.


SEGMENT AND OTHER INFORMATION

Country Club and Golf Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facilities segment for the 12 weeks ended September 7, 1999 and September 5, 2000 (dollars in thousands):


                                       Same Store             Total
                                    Country Club and     Country Club and
                                     Golf Facilities      Golf Facilities
                                   -------------------  -------------------
                                     1999      2000       1999      2000
                                   --------  ---------  --------  ---------
Number of facilities                     90         90       127        127
    Operating revenues             $ 94,401  $  96,966  $118,090  $ 125,107
    Operating costs and expenses     71,995     75,396    91,693     97,732
    Depreciation and amortization     6,383      7,417    11,190     11,929
                                   --------  ---------  --------  ---------
    Segment operating income       $ 16,023  $  14,153  $ 15,207  $  15,446
                                   ========  =========  ========  =========

    Adjusted EBITDA                $ 22,546  $  19,968  $ 28,234  $  30,642
                                   ========  =========  ========  =========

     Operating revenues from total country club and golf facilities increased 5.9% primarily due to increased golf operations revenue at developing facilities. Increased golf operations revenue at developing facilities is primarily attributable to facilities acquired or opened after September 7, 1999. Operating costs and expenses from total country club and golf facilities increased 6.6% due primarily to the increased operating costs related to increased revenues, increased general and administrative costs and the addition of the costs at facilities acquired or opened after September 7, 1999.

     Adjusted EBITDA for total country club and golf facilities increased 8.5% primarily due to an increase in net membership deposits and fees at developing clubs partially offset by a decrease in net membership deposits and fees at same store facilities.

Business and Sports Clubs

     The following table presents certain summary financial data and other operating data for the Company's business and sports clubs segment for the 12 weeks ended September 7, 1999 and September 5, 2000 (dollars in thousands):


                                   Same Store Business      Total Business
                                     and Sports Clubs      and Sports Clubs
                                   --------------------  --------------------
                                     1999       2000       1999       2000
                                   ---------  ---------  ---------  ---------
Number of facilities                      79         79         90         80
    Operating revenues             $  51,952  $  52,229  $  55,026  $  52,344
    Operating costs and expenses      47,699     47,683     51,431     48,061
    Depreciation and amortization      2,358      2,853      2,515      2,868
                                   ---------  ---------  ---------  ---------
    Segment operating income       $   1,895  $   1,693  $   1,080  $   1,415
                                   =========  =========  =========  =========

    Adjusted EBITDA                $   3,635  $   4,231  $   3,020  $   3,974
                                   =========  =========  =========  =========

     Adjusted EBITDA for total business and sports clubs increased 31.6% due to an increase in net membership deposits and fees at same store facilities and a slight increase in gross margin resulting from the prior year divestitures of underperforming facilities and the positive impact of lease buyouts at two facilities.

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resorts segment for the 12 weeks ended
September  7,  1999  and  September  5,  2000  (dollars  in  thousands):


                                                Same Store Resorts     Total Resorts
                                               --------------------  -----------------
                                                 1999       2000      1999      2000
                                               ---------  ---------  -------  --------
Number of facilities                                  4          4         5         5
    Operating revenues                         $ 78,036   $ 53,461   $78,243  $ 53,653
    Operating costs and expenses                 59,590     43,003    60,022    43,131
    Depreciation and amortization                 2,479      3,643     2,550     3,684
                                               ---------  ---------  -------  --------
    Segment operating income                   $ 15,967   $  6,815   $15,671  $  6,838
                                               =========  =========  =======  ========

    Adjusted EBITDA                            $ 19,615   $ 11,146   $19,443  $ 11,210
                                               =========  =========  =======  ========

Lodging data:
    Room nights available                       114,445    126,269
    Occupancy rate                                 61.9%      64.5%
    Average daily room rate per occupied room  $    178   $    183
    Average daily revenue per occupied room    $    701   $    657

     For the 12 weeks ended September 7, 1999, operating revenues included approximately $28.0 million of merchandise sales, ticket sales and corporate hospitality tent revenue related to the hosting of the U.S. Open at Pinehurst during the first five days of the period. Excluding the impact of this event, operating revenues from same store resorts would have increased approximately 7.0% from approximately $50.0 million to $53.5 million for the 12 week period ended September 5, 2000. This increase is attributable to increased lodging and food and beverage revenues at same store facilities. Also included in the 12 weeks ended September 7, 1999 same store resorts results are the operating costs and expenses related to the hosting of the U.S. Open of approximately $19.0 million. Excluding the impact of this event, operating costs and expenses during the 12 weeks ended September 5, 2000 would have increased approximately $2.4 million due to increased operating costs related to increased revenues. The increase of 47.0% in depreciation and amortization at same store facilities is due to capital expansions and renovations at all same store resorts which occurred during the previous year.

     Excluding the $9.0 million impact of the U.S. Open on same store facilities, the change in Adjusted EBITDA would have been an increase of approximately 5.0% due to increased operations as discussed in the preceding paragraph.

Other Operations

     Realty operating revenues increased from $8.3 million for the 12 weeks ended September 7, 1999 to $15.1 million for the 12 weeks ended September 5, 2000, due primarily to increased real estate revenues at the Owner's Club programs at several locations. Operating income (loss) for realty increased from ($0.5) million for the 12 weeks ended September 7, 1999 to $4.0 million for the 12 weeks ended September 5, 2000.

36 WEEKS ENDED SEPTEMBER 7, 1999 COMPARED TO 36 WEEKS ENDED SEPTEMBER 5, 2000

Consolidated Operations

     Operating revenues increased to $721.2 million for the 36 weeks ended September 5, 2000 from $706.7 million for the 36 weeks ended September 7, 1999 due primarily to the addition of the revenues from the Cobblestone facilities which were acquired on March 31, 1999, increased membership revenue at total country club and golf facilities, increased lodging revenue at same store resorts and increased real estate sales. This increase exceeds the offsetting decrease of approximately $37.0 million of revenues associated with hosting the 1999 U.S. Open at Pinehurst during the 36 weeks ended September 7, 1999. The increase in lodging revenue is attributable to increased occupancy percentages at two same store resorts and the increase in real estate sales is primarily a result of increased sales at Owner's Club properties. Operating revenues of same store facilities decreased to $591.2 million for the 36 weeks ended September 5, 2000 from $599.8 million for the 36 weeks ended September 7, 1999, primarily due to hosting the U.S. Open at Pinehurst during the 36 weeks ended September 7, 1999 which is offset by increased revenues at all segments during the 36 weeks ended September 5, 2000.

     Operating costs and expenses, consisting of direct operating costs, facility rentals, and maintenance, increased to $570.6 million for the 36 weeks ended September 5, 2000 from $552.0 million for the 36 weeks ended September 7, 1999. This change is comprised of approximately $27.0 million at same store resorts due to operating costs and expenses incurred during the 36 weeks ended September 7, 1999 as a result of hosting the 1999 U.S. Open at Pinehurst. The decrease is offset by an increase in operating costs and expenses at same store facilities resulting from increased revenues at these facilities and the addition of the operating costs and expenses of the Cobblestone facilities.

     Depreciation and amortization for the 36 weeks ended September 5, 2000 increased 28.0% or $13.3 million primarily due to the addition of the Cobblestone facilities, capital expansions at existing facilities and increases in technology related assets.

     For the 36 weeks ended September 7, 1999, an impairment loss of $13.5 million relating to long-lived assets at a resort facility was recorded. The
Company assessed the recoverability of the assets by determining whether such assets could be recovered over their remaining estimated life through estimated future cash flows. This loss is reported separately as a component of operating income in the Company's Consolidated Financial Statements.

     The income tax provisions for the 36 weeks ended September 7, 1999 and September 5, 2000 differ from amounts computed by applying the U.S. Federal tax rate of 35% to pretax net income primarily due to foreign and state income taxes, net of Federal benefit, and the effect of consolidated operations of foreign and other entities not consolidated for Federal tax purposes.

     Net income (loss) for the 36 weeks ended September 5, 2000 decreased to ($4.5) million compared to $6.1 million for the 36 weeks ended September 7, 1999, due primarily to an increase in depreciation and amortization, an increase in interest expense and the impact of approximately $10.0 million in operating income from the U.S. Open at Pinehurst for the period ended September 7, 1999. This is partially offset by the impact of the $13.5 million impairment loss recognized in the 36 weeks ended September 7, 1999. The $6.9 million increase in interest expense for the 36 weeks ended September 5, 2000 is primarily due to both the increase in the outstanding debt balance and the increase in the interest rate on the majority of the debt outstanding of approximately 225 basis points.


     As discussed previously, the U.S. Open had a significant impact on the 36 weeks ended September 7, 1999. ClubCorp recognized total profit of $7.0 million for the marketing, preparation and hosting of the event which is reflected in the results of operations for 1999 and prior years.

     Consolidated Adjusted EBITDA increased $1.5 million to $109.9 million for the 36 weeks ended September 5, 2000 from $108.4 million for the 36 weeks ended September 7, 1999. Excluding the $10.0 million impact of the U.S. Open, Adjusted EBITDA would have increased approximately 12.0% from approximately $98.0 million due to increases in operating income before depreciation and amortization and increases in net membership deposits and fees. The increase in net membership deposits and fees is due to the acquisition and opening of developing country club and golf facilities and increased initiation fees at a same store resort facility.

SEGMENT AND OTHER INFORMATION - 36 WEEKS

Country Club and Golf Facilities

     The following table presents certain summary financial data and other operating data for the Company's country club and golf facilities segment for the 36 weeks ended September 7, 1999 and September 5, 2000 (dollars in thousands):


                                       Same Store             Total
                                    Country Club and     Country Club and
                                     Golf Facilities      Golf Facilities
                                     1999      2000       1999      2000
                                   --------  ---------  --------  ---------
Number of facilities                     90         90       127        127
    Operating revenues             $266,343  $ 277,883  $316,451  $ 350,428
    Operating costs and expenses    199,944    210,092   242,411    272,060
    Depreciation and amortization    20,151     21,513    28,459     34,526
                                   --------  ---------  --------  ---------
    Segment operating income       $ 46,248  $  46,278  $ 45,581  $  43,842
                                   ========  =========  ========  =========

    Adjusted EBITDA                $ 67,912  $  67,426  $ 82,887  $  88,909
                                   ========  =========  ========  =========

     Operating revenues from total country club and golf facilities increased 10.7% due primarily to the addition of the Cobblestone properties on March 31, 1999 and other developing facilities and increased membership revenues at same store facilities. Operating costs and expenses from total country club and golf facilities increased 12.2% due primarily to the addition of the operating costs and expenses of the Cobblestone facilities and other developing facilities. The slight decrease in gross margin at same store facilities is due to increased maintenance and repair expenses and depreciation and amortization at these facilities. The addition of the Cobblestone facilities is responsible for the majority of the additional increased depreciation and amortization for total country club and golf facilities.

     The 7.3% increase in Adjusted EBITDA for total country club and golf facilities is primarily due to increased operating income before depreciation and amortization and increased net membership deposits and fees at developing facilities for the 36 weeks ended September 5, 2000.

Business and Sports Clubs

     The following table presents certain summary financial data and other operating data for the Company's business and sports clubs segment for the 36 weeks ended September 7, 1999 and September 5, 2000 (dollars in thousands):


                                   Same Store Business      Total Business
                                     and Sports Clubs      and Sports Clubs
                                   --------------------  --------------------
                                     1999       2000       1999       2000
                                   ---------  ---------  ---------  ---------
Number of facilities                      79         79         90         80
    Operating revenues             $ 165,545  $ 168,891  $ 177,594  $ 171,226
    Operating costs and expenses     147,046    150,228    159,867    152,766
    Depreciation and amortization      7,754      8,602      8,425      8,717
                                   ---------  ---------  ---------  ---------
    Segment operating income       $  10,745  $  10,061  $   9,302  $   9,743
                                   =========  =========  =========  =========

    Adjusted EBITDA                $  16,631  $  17,877  $  15,825  $  17,689
                                   =========  =========  =========  =========

     The slight decrease in segment gross margin for same store business and sports clubs is due to increased depreciation and amortization, resulting from increased technology related assets, decreased membership deposits and fees revenue partially offset by the positive impact of lease buyouts at two facilities. The increase in segment gross margin for total business and sports clubs is due to the divestiture of underperforming facilities during 1999.

Resorts

     The following table presents certain summary financial data and other operating data for the Company's resorts segment for the 36 weeks ended
September  7,  1999  and  September  5,  2000  (dollars  in  thousands):


                                                Same Store Resorts     Total Resorts
                                               --------------------  -----------------
                                                 1999       2000       1999      2000
                                               ---------  ---------  --------  --------
Number of facilities                                  4          4          5         5
    Operating revenues                         $167,973   $144,394   $174,151  $145,228
    Operating costs and expenses                138,006    121,423    142,966   121,866
    Depreciation and amortization                 6,574      9,577      6,839     9,716
                                               ---------  ---------  --------  --------
    Segment operating income
      before impairment loss                     23,393     13,394     24,346    13,646
                                               ---------  ---------  --------  --------
    Impairment loss from assets
      to be held and used                        13,483          -     13,483         -
                                               ---------  ---------  --------  --------
    Segment operating income                   $  9,910   $ 13,394   $ 10,863  $ 13,646
                                               =========  =========  ========  ========

    Adjusted EBITDA                            $ 31,862   $ 25,345   $ 33,080  $ 25,738
                                               =========  =========  ========  ========

Lodging data:
    Room nights available                       332,861    349,849
    Occupancy rate                                 55.8%      59.6%
    Average daily room rate per occupied room  $    179   $    184
    Average daily revenue per occupied room    $    702   $    693

     For the 36 weeks ended September 7, 1999, operating revenues included approximately $37.0 million of merchandise sales, ticket sales and corporate hospitality tent revenue related to the hosting of the U.S. Open at Pinehurst. Excluding the impact of this event, operating revenues from same store resorts would have increased approximately 10.2% from approximately $131.0 million to $144.4 million for the 36 weeks ended September 5, 2000. This increase is attributable to increased membership, lodging and food and beverage revenues at same store resorts. The increase in membership revenues is primarily attributable to increased membership at Barton Creek in relation to the opening of a new golf course. Increased lodging and food and beverage revenues are primarily attributable to increased occupancy rates at The Homestead and Daufuskie. Also included in the 36 weeks ended September 7, 1999 same store resorts results are the operating costs and expenses related to the hosting of the U.S. Open of approximately $27.0 million. Excluding the impact of this event, operating costs and expenses in the 36 weeks ended September 5, 2000 would have increased approximately 9.4% from approximately $111.0 million to $121.4 million due to increased lodging and food and beverage costs resulting from increased revenues in these areas and increased marketing costs at same store resorts. Also included in 1999 same store resorts segment operating income is an impairment loss of $13.5 million related to long-lived assets at Daufuskie.

     The decrease in Adjusted EBITDA at same store resorts of 20.5% is primarily attributable to the impact of the U.S. Open. Excluding the impact of the U.S. Open, the change would have been an increase of approximately 15.0% from approximately $22.0 million to $25.3 million due to increased segment operating income as discussed in the preceding paragraph and an increase in initiation fees at Barton Creek related to the opening of a new golf course. Typically, the volume of initiation deposits and fees is higher during the initial marketing of memberships for a new course. Within the first year of the course opening, these tend to stabilize at a lower level.

Other Operations

     Realty operating revenues increased 57.2% from $18.7 million for the 36 weeks ended September 7, 1999 to $29.4 million for the 36 weeks ended September 5, 2000, due primarily to increased real estate revenues of the Owner's Club programs at several locations. Revenues during the 36 weeks ended September 7, 1999 were primarily comprised of the sales of land held for sale in Colorado. Operating income for realty increased from $0.8 million for the 36 weeks ended September 7, 1999 to $2.0 million for the 36 weeks ended September 5, 2000.

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


LIQUIDITY AND CAPITAL RESOURCES

       Historically, the Company has financed its operations and capital expenditures primarily through cash flows from operations, long-term debt and, in a 1999 transaction, through the sale of common stock for total consideration of $150.0 million to an investor group. The Company distinguishes capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions). Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members' expectations and to attract new members. Capital replacements have ranged from 5.6% to 9.0% of operating revenues during the last three years, which has grown in the last year due to the information technology initiative which the Company has substantially completed. Capital expansions are discretionary expenditures, which create new amenities or enhance existing amenities at existing facilities. Development of the Company's new facilities and planned expansions at existing facilities are expected to require capital expenditures of approximately $80.0 million and $87.0 million, respectively, over the next two years to be financed with external financing of ClubCorp, Inc. and cash flows from operations.

     The total debt outstanding for the Company increased $154.7 million during the 36 weeks ended September 5, 2000 due to borrowings for development of new facilities and real estate held for sale, expansion at existing facilities, borrowings of $32.6 million for acquisitions and the assumption of long-term debt of $27.8 million in conjunction with the purchase of the remaining interest in a previously non-consolidated joint venture.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND THE ACCURACY OF OUR FORWARD-LOOKING STATEMENTS

     Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, statements concerning proposed new services, statements regarding future economic conditions or performance and statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential" or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section and in the Company's Form 10-K for the year ended December 28, 1999.

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

     During 2000, the Company invested approximately $9.0 million in Internet related ventures as an opportunity to further expand the offering of its services and products to its members and to create synergies with other companies in the marketplace to decrease operating expenses. As with any venture, the expected financial impact of these developing enterprises is unsure and equity in the earnings and losses of such ventures could have a significant impact on the results of operations of the Company. For the 36 weeks ended September 5, 2000, the Company recorded an equity loss of $1.8 million on these ventures.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

(a)  Exhibits
     10.1 - Fourth Amendment to ClubCorp, Inc. Executive Stock Option Plan
     10.2 - Second Amendment to ClubCorp, Inc. Omnibus Stock Plan
     15.1 - Letter from KPMG LLP regarding unaudited interim financial statements
     24.1 - Power of Attorney
     27.1 - Financial Data Schedule
(b)  Reports on Form 8-K
     Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ClubCorp, Inc.


Date:  October 20, 2000                       By:  /s/Charles A. Little
       ----------------                            ------------------------
                                                   Charles A. Little
                                                   Chief Accounting Officer