Form 10-K
period 2000-12-26
CLUBCORP INC
filed 2001-03-26
CIK 929455

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to

Commission file numbers 33-89818, 33-96568, 333-08041, 333-57107 and 333-52612

CLUBCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2778488 (I.R.S. employer identification no.)

3030 LBJ Freeway, Suite 700 (Address of principal executive offices)	Dallas, Texas 75234 (Zip Code)

Registrant’s telephone number, including area code: (972) 243-6191

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered Pursuant to Section  12(g) of the Act:  None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

         The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant at December 26, 2000 (the most recent date on which an appraisal was available), based on the most recent appraised price of the Registrant’s Common Stock, was $85,543,644.

         The number of shares of the Registrant’s Common Stock outstanding as of March 11, 2001 was 94,086,686.

Additions, Divestitures and Reclassifications of Facilities (1)
Part II
Part III
Summary Compensation Table (3)(4)
Aggregated SAR Exercises
Option Grants in Last Fiscal Year
Aggregated Option Exercises and Year-End Option Values
Part IV
SIGNATURES
EX-10.22 2nd Amendment to Employee Stock Ownership
EX-10.23 3rd Amendment to Employee Stock Ownership
EX-10.24 4th Amendment to Employee Stock Ownership
EX-10.25 Form of 2nd Amendment to Credit Agreement
EX-10.26 5th Amendment to Employee Stock Ownership
EX-10.27 6th Amendment to Employee Stock Ownership
EX-21.1 Subsidiaries of the Registrant
EX-23.1 Consent of KPMG LLP
EX-23.2 Consent of Houlihan Lokey Howard & Zukin
EX-24.1 Power of Attorney

Part I

Item 1.  Business

General

      ClubCorp, Inc. (referred to as ClubCorp® or the Company) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns, operates or manages country clubs, golf clubs, public golf courses, business clubs, business/ sports clubs, sports clubs, resorts and certain related real estate through sole ownership, partial ownership (including joint venture interests) and management agreements. The Company’s operations are organized into three principal business segments according to the type of facility or service: country club and golf facilities, business and sports clubs and resorts. The Company’s primary sources of revenue include membership dues, membership fees and deposits, food and beverage operations, golf operations and lodging.

      ClubCorp is one of the world’s most respected leaders in the seamless delivery of premier private club, resort and golf experiences for its members and guests. As of December 26, 2000, the Company’s operations and ventures spanned 30 states and 11 countries. The Company’s portfolio of 221 facilities included (i) 141 country clubs, golf clubs, public golf facilities and resorts, with a total of 192 golf courses and (ii) 80 business, sports and business/ sports clubs and its membership base exceeded 235,000 memberships. Trophy resorts and clubs in the Company’s portfolio include Pinehurst® Resort and Country Club in North Carolina, The Homestead® Resort in Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone Country Club® in Akron, Ohio, Mission Hills Country Club near Palm Springs, California, The Metropolitan Club in Chicago and Lakelands Golf Club in Brisbane, Australia. Golf Digest, Golf Travel and other golf industry publications consistently rank golf courses at Pinehurst, Barton Creek and The Homestead among the best in the United States.

      The predecessor corporation to ClubCorp was organized in 1957 under the name Country Clubs, Inc. All references herein to ClubCorp shall also include Country Clubs, Inc. and its successor corporations. For purposes of this document, references to the “Company” include ClubCorp’s various subsidiaries. However, ClubCorp and each of its subsidiaries are careful to maintain separate legal existence, and general references to the Company should not be interpreted in any way to reduce the legal distinctions between subsidiaries or between ClubCorp and its subsidiaries.

      There is currently no public market for the Company’s common stock. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, pursuant to Section 15(d) thereof, because the Company has filed a registration statement on Form S-1, which became effective October 24, 1994 pursuant to the Securities Act of 1933 (the Registration Statement). The Registration Statement registered participation interests in the ClubCorp Stock Investment Plan (the “Plan”) and the Company’s common stock, $.01 par value per share (the Common Stock), to be sold to the Plan, which was amended and restated on January 1, 1999, to become the ClubCorp Employee Stock Ownership Plan (the Amended Plan).

Operations

Background and Philosophy

      ClubCorp was founded in 1957 to develop Brookhaven Country Club in the north Dallas area. In the mid-1960s, the Company established its first business club on the belief that it could profitably expand its operations by applying its club management skills and member-oriented philosophy to a related line of business. The Company commenced international operations in 1980 and currently operates a number of facilities in, among other countries and regions, Europe, Mexico and Australia. In the mid-1980s, the Company entered the resort industry when it capitalized on a turn-around opportunity by acquiring Pinehurst and further diversified its participation in the golf industry when it began developing, owning and operating public golf facilities in 1986. The Company entered the residential real estate market through its Owners Club program in 1994 by selling units in connection with its existing properties in Hilton Head, South Carolina. On March 31, 1999, the Company completed its largest acquisition to date by acquiring 22 facilities of the Cobblestone Golf Group.

      Mr. Robert H. Dedman, Sr. established ClubCorp on the belief that private clubs represented a significant business opportunity for a company that could combine professional development and management skills with the dedication to personal service necessary to attract and retain members. This commitment to professionalism and personal service is reflected in the Company’s member-oriented philosophy: create lasting value for members, guests, employees and financial partners by delivering personalized service and experiences that facilitate life-enhancing relationships, achieve world class results and create pride in belonging. ClubCorp’s management and employees recognize that the Company is in a relationship business where member and guest satisfaction are essential to long-term growth and profitability. The Company is committed to maintaining its leadership position in the golf-related and business club segments by creating an environment where members, guests and employees are

\

treated with respect, trust and honesty. ClubCorp’s policy is to not restrict membership in its facilities on the basis of race, religion, gender or other immutable characteristics.

      In directing the Company’s growth since its formation, Mr. Dedman has emphasized quality service and facilities, endeavoring to exceed the expectations of the Company’s members and guests. Senior management believes that the Company’s success depends greatly upon the motivation, training and experience of its employees. See—“Employees”.

      From the beginning of the Company, Mr. Dedman focused on assembling an experienced management team to lead the Company. ClubCorp’s 10 executive officers, including the Chairman of the Board, possess an average of 21 years of experience with the Company. The Company has also attempted to attract and retain qualified, dedicated managers for its country club, golf club and public golf facilities, business and sports clubs and resorts. These managers possess an average of nine years of experience with the facilities of the Company. The Company provides an extensive, proprietary system of in-house training and education for all of its employees that is designed to improve the quality of services provided to members and guests.

      The Company believes that a factor in its attaining a leadership position in the industry is the Company’s member-oriented philosophy. Underlying this philosophy are progressive human resource values and goals which the Company believes have resulted in superior customer service. The Company’s managers and employees participate in extensive, internally developed and administered training and educational programs. Management believes that the Company’s member-oriented philosophy and culture set it apart from many of its competitors that focus on short-term returns which may jeopardize member satisfaction and long-term profitability.

Nature of Operations

      The Company operates country club and golf facilities, business and sports clubs and resorts through sole ownership, partial ownership and management agreements. In addition, the Company performs various corporate services internally and for third parties and develops and sells real estate. See—“Other Operations.” With respect to its wholly-owned operations, in some cases the Company owns the real property where the facility is operated and in other cases the Company leases the real property from third parties.

      Management believes that the Company’s existing club, resort and other facilities and its base of club members represent a significant value to the Company. For example, certain of the Company’s country clubs that were developed many years ago are now located in highly populated areas where development of a new facility would be prohibitively expensive.

      The success of the Company’s private club and golf club business is dependent on the Company’s ability to attract new members, retain existing members and maintain or increase levels of club usage. The success of the Company’s country club, golf club, public golf and resort operations is also dependent on levels of usage by the Company’s members and guests. Although the Company devotes significant resources to promote its facilities and services, many of the factors affecting club membership and usage are beyond the control of the Company. Local and federal government laws, including income tax regulations applicable to the Company and its club members and guests, can adversely influence membership activity. See—“Government Regulation.” Changes in consumer tastes and preferences, local, regional and national economic conditions, including levels of disposable income, weather and demographic trends can also have an adverse impact on club membership and usage. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality of Demand; Fluctuations in Quarterly Results”.

      The Company’s operations are organized into three principal business segments according to the type of facility or service: country club and golf facilities, business and sports clubs and resorts. Lines of business not assigned to a principal business segment include international operations and real estate.

Country Club and Golf Facilities

      The Company’s domestic portfolio includes 125 private country clubs, golf clubs or public golf facilities. Private country clubs generally provide at least one golf course and a combination of one or more of the following: dining rooms, lounge areas, meeting rooms, grills and ballrooms, tennis courts, swimming pools and pro shops. The Company’s private country clubs include Firestone Country Club, host of the NEC Invitational, one of the two U.S. stops on the 2000 World Golf Championship Tour, Mission Hills Country Club, home of the Nabisco Championship, Indian Wells Country Club near Palm Springs, California, one of the four golf courses used in the Bob Hope Chrysler Classic, Gleneagles Country Club near Dallas and Kingwood Country Club near Houston. The Company’s golf clubs generally offer both private and public play, a driving range and food and beverage concessions. Golf clubs include Nags Head Golf Links In North Carolina and Golden Bear Golf Club at Indigo Run in South Carolina. Public golf facilities are daily fee facilities that offer a “member for the day” experience and generally provide the same facilities and services as the Company’s golf clubs. The Company’s public golf facilities include Kingwood Cove Golf Club near Houston and Teal Bend

Golf Club in Sacramento. Operating revenues for country club and golf facilities are comprised primarily of membership revenues (consisting of membership dues and recognition of deferred membership fees and deposits), golf revenues, and food and beverage sales. In 2000, the Company’s country club and golf facilities segment generated operating revenues of $496.0 million (46.4% of total Company revenues) and segment operating income before impairment loss of $52.8 million. See Note 10 to the Consolidated Financial Statements of the Company included in Item 8.

Business and Sports Clubs

      The Company positions its business clubs as the “office away from the office” where members and guests can conduct business and business entertaining. Business clubs provide private and sophisticated settings in metropolitan locations to fulfill the dining, business or social entertainment needs of the business professional. Sports clubs provide an array of facilities, which generally include racquetball and squash courts, jogging tracks, exercise areas, weight machines, aerobic studios, swimming pools and, occasionally, tennis and basketball courts. Business/sports clubs combine the ambiance and amenities of a business club with the facilities of premier sports clubs. The Company’s 77 domestic business and sports clubs include The Metropolitan Club in Chicago, The Columbia Tower Club in Seattle, The City Club of San Francisco, The Athletic and Swim Club at Equitable Center in New York City and The University Club in Houston. Operating revenues for business and sports clubs consist primarily of membership revenues and dining sales. In 2000, the Company’s business and sports clubs segment generated operating revenues of $258.3 million (24.2% of total Company revenues) and segment operating income before impairment loss of $20.1 million. See Note 10 to the Consolidated Financial Statements of the Company included in Item 8.

Resorts

      The Company’s five destination resorts typically offer lodging and conference facilities, dining and lounge areas, golf, tennis, recreational facilities, European style spas and other resort amenities. They are grouped under “The Pinehurst Company” brand with the goal of being the world leader in delivering quality golf resort lifestyle experiences. Pinehurst, the largest golf resort in the world, with eight golf courses, hosted the 1999 United States Golf Association Open Championship (the “U.S. Open”) and will once again host the U.S. Open in 2005. In addition to Pinehurst, the Company’s resorts include The Homestead in Virginia, Barton Creek in Austin, Texas, Daufuskie Island in South Carolina and Palmilla in Los Cabos, Mexico. Operating revenues for the Company’s resorts are primarily comprised of lodging and golf revenues, food and beverage sales and membership fees. In 2000, the Company’s resort segment generated operating revenues totaling $217.8 million (20.4% of total Company revenues) and segment operating income before impairment loss of $24.3 million. See Note 10 to the Consolidated Financial Statements of the Company included in Item 8.

Other Operations

      ClubCorp develops and sells residential real estate adjacent to its golf facilities and sells ownership units at destination golf clubs and resorts through its Owners Club program. This concept was implemented by ClubCorp as a way to combine membership in its private clubs with ownership interest in vacation homes. Members may reserve vacation time at their home club or at affiliate Owners Clubs based on availability. In addition, membership provides such amenities as golf privileges, snowskiing, tennis, dining and spa facilities. Owners Club members now enjoy five locations including the Telluride Club in Colorado and The Homestead in Virginia.

      The Company’s international division operates 11 golf facilities, including two currently under construction, and three business and sports clubs. The Company plans to divest certain of its international holdings and focus on the “clustering” of properties in order to achieve significant efficiencies in operations in certain countries such as Australia and Mexico. The Company’s international operations include Marina Vallarta Club de Golf in Puerto Vallarta, Mexico, Lakelands Golf Club near Brisbane, Australia and Paris International Golf Club in France.

      In 2000, the Company’s real estate and international operations had combined operating revenues of $80.4 million (7.5% of total) and operating income before impairment loss of $9.6 million. See Notes 10 and 11 to the Consolidated Financial Statements of the Company included in Item 8.

Other Services

      ClubCorp performs a number of services on a company-wide basis, including certain centralized marketing, accounting, technology support, purchasing and disbursement functions. The Company publishes Private Clubs ®, an award winning bi-monthly magazine provided to club members and resort guests which showcases ClubCorp’s facilities. The Company also has a sports marketing division, Pinehurst Championship Management, which manages the operations of major golf tournaments at Pinehurst and other locations.

Equity Investments

      The Company owns a 29.9% interest in PGA European Tour Courses, PLC (referred to as ETC), a publicly traded English company which owns and operates golf facilities in England, Sweden, Spain and Portugal, many of which have hosted premier golf tournaments, including the British Masters. Two of the Company’s Executive Officers are members of the Board of Directors of ETC.

      The Company owns a 26.1% interest in ClubLink Corporation, the largest owner and operator of high quality golf facilities in Canada. ClubLink is a publicly traded company that owns and operates golf facilities and resorts. Two of the Company’s Executive Officers are members of the Board of Directors of ClubLink.

      During 2000, the Company invested $6.5 million for an 8.8% common stock and 100.0% preferred stock interest in Lifecast.com, a web development company charged with creating members-only web sites for each of its private clubs worldwide. The web sites deliver club-related and lifestyle content for members. During 2000, three of the Company’s Executive Officers were appointed to the Board of Directors of Lifecast.com.

      ClubCorp’s other investments include joint ventures for the operation of three real estate developments, four country clubs, two golf clubs and two business clubs. The results of operations of these other investments are included in the operating segment to which they relate.

Expansion and Development

      The Company continually evaluates opportunities to increase the number of properties that it owns and operates both domestically and internationally, through acquisitions, joint ventures and development. ClubCorp’s executive officers routinely participate in the evaluation of strategic opportunities. The Company added 11 facilities in 2000, five of which are currently under construction. During 2000, the Company also continued to execute its external growth strategy through its joint venture agreement with Jack Nicklaus’ Golden Bear Golf, Inc. The joint venture was formed in 1998 to build and operate a variety of private and public golf facilities, including “The Bear’s Best”® concept, a series of courses that will feature replicas of the best Nicklaus-designed golf holes. The Golden Bear joint venture has resulted in one completed facility, the Nicklaus Golf Club at Birchriver near Atlanta, Georgia. Six additional Nicklaus-designed facilities (including expansion of existing ClubCorp facilities) are currently under construction and are expected to open in the next two years.

      In 2000, ClubCorp entered into the growing golf instruction business through agreements with David Leadbetter Enterprises (“Leadbetter”) and Dave Pelz’s (“Pelz”) Company, Independent Golf Research Corp., two leaders in the golf instruction business. The Leadbetter agreement gives the Company control of a golf academy in Naples, Florida, and the right to develop additional schools in the next two years. ClubCorp plans to add Leadbetter facilities at Pinehurst and The Homestead, and other locations. The Company began offering Dave Pelz Scoring Game Schools at Pinehurst in 2000. Pelz is widely considered to be golf’s foremost expert on the short game and putting aspects of golf instruction.

      The success of the Company’s future external growth strategy will depend in part upon the availability of suitable facilities on acceptable terms, the availability of adequate financing, equity capital and other factors beyond the Company’s control. The Company has a committed staff to constantly evaluate opportunities to execute this strategy. The success of the Company’s external growth strategy also will depend on the Company’s ability to effectively integrate acquired facilities and development projects into existing operations, including achieving synergies between new and existing operations and instilling its member-oriented philosophy. See Note 2 in the Notes to the Company’s Consolidated Financial Statements.

      Another core component of the Company’s growth is its internal growth strategy which involves the expansion of existing facilities in order to increase profitability. Management believes that many of its facilities have unused capacity and that the Company has the experience and management skills necessary to increase the utilization of these facilities while maintaining member satisfaction. During 2000, the Company demonstrated the success of its internal growth strategy with the construction of an additional Tom Fazio designed golf course at Pinehurst and room expansion at Barton Creek. For some of its facilities, management believes it can grow revenues by adding additional non-traditional amenities aimed at golfers and non-golfers, such as spa and salon facilities. An example of this strategy is The Spa at Pinehurst, a full-service facility that is scheduled to open in spring 2002.

Sales and Marketing

      The Company advertises and markets its golf facilities, business and sports clubs and resorts through diverse media. Among other things, the Company sponsors the Associate Clubs® Program, which provides members of clubs owned, leased or managed by the Company with access to other clubs outside a certain radius of the member’s club. Associate Gold was added as a new level of Associate membership, providing enhanced golf, social and athletic privileges at Associate Club properties. In cities where multiple Associate Clubs® are located, membership in a Society is often available. Society membership provides privileges in many clubs within the same city area without any radius restrictions and also provides additional benefits such as VIP seating at events and concierge services. To promote the Company’s facilities, the Company publishes Private Clubs magazine, which reaches the majority of the members at the Company’s clubs and resorts plus the Company’s affiliate clubs and resorts. The magazine’s focus is on golf, travel, food, wine, recreation and other aspects of the “private club experience.” Regular features include unusual destinations and travel tips, profiles of members who are business leaders, club profiles, wine reviews, recipes from club chefs, golf and tennis tips, solutions to health and fitness concerns and humor.

      The Company hosts a number of professional golf tournaments that provide publicity for the Company’s facilities. Some of the most notable tournaments the Company hosted during 2000 were the NEC Invitational at Firestone Country Club, the Bob Hope Chrysler Classic at Indian Wells Country Club and the Nabisco Championship at Mission Hills Country Club. Pinehurst Championship Management, which was created in conjunction with the Company’s hosting of the 1999 U.S. Open at Pinehurst, was selected to manage the 2001 U.S. Women’s Open Championship at the Pine Needles Golf Resort in Southern Pines, North Carolina. Pinehurst was also selected for the 2005 U.S. Open, which will be held at the resort for the second time in six years.

      The Company believes it has established a strong rapport with numerous professional organizations including the following:

•	United States Golf Association;

•	Professional Golf Association and Ladies Professional Golf Association Tours;

•	American Junior Golf Association;

•	National Golf Course Owners Association;

•	Club Managers Association of America;

•	National Club Association;

•	International Health, Racquet & Sports Club Association;

•	National Restaurant Association, and

•	National Golf Foundation

      Additionally, in March 2000, it was announced that Robert H. Dedman, Jr. will serve a three year term on the Board of Directors of the National Golf Foundation, which is a nonprofit organization that provides information, consulting and research for the golf industry. These special relationships have enabled the Company to bring distinctive tournaments and events, such as the U.S. Open and the PGA Tour Championship, as well as numerous other prestigious events, to the Company’s clubs and resorts throughout the world. The Company also hosts many United States Tennis Association and Intercollegiate Tennis Association events, including the Rolex Indoor Collegiate Tennis Tournament, along with other athletic activities such as swimming, diving, lawn bowling and croquet. In addition, the Company’s clubs have been recognized for their culinary artistry. Many have earned distinctive awards from the American Culinary Federation.

Government Regulation

      The Company’s operations are subject to numerous laws and government regulations, including environmental, occupational health and safety, labor and alcoholic beverage control laws and laws relating to access for disabled persons. Changes to these laws or regulations could adversely affect the Company. The Company has in place policies designed to bring or keep its facilities in compliance, and audit procedures to inspect for compliance, with all current federal, state and local environmental laws.

      Operations at the Company’s golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oil and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removing such hazardous substances that are released on, or in, its property and for remediation of its property. Such laws often impose liability regardless of whether a property owner or operator knew of, or was responsible for, the release of hazardous materials. In addition, the presence of such hazardous substances, or the failure to remediate the surrounding soil when such substances are released, may adversely affect the ability of a property owner to sell such real estate or to pledge such property as collateral for a loan. The Company has not been informed by the Environmental Protection Agency or any state or local governmental authority of any non-compliance or violation of any environmental laws, ordinances or regulations likely to be material to the Company, and the Company believes that it is in substantial compliance with all such laws, ordinances and regulations applicable to its facilities and operations. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results”.

      The Company is also subject to the Fair Labor Standards Act and various federal and state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. The salaries of certain of the Company’s personnel are based on the federal minimum wage and adopted increases in the minimum wage have historically increased the Company’s labor costs. In addition, the Company is subject to certain state “dram-shop” laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. The Company is also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain minor renovations to various of the Company’s facilities to meet federally mandated access and use requirements. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

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

Competition

      The Company operates in a highly competitive industry. The Company’s clubs and resorts compete primarily on the basis of price, management expertise, featured facilities and quality and breadth of services. With respect to resorts, the Company competes on a national and international level with numerous hotel and resort companies. Competition in this part of the industry is intense and there can be no assurance that such competition will not adversely affect revenues, costs or operating income of the Company’s resorts. The Company’s country club and golf facilities compete on a local and regional level with other country club and golf facilities and the Company’s business and sports clubs compete on a local and regional level with dining establishments and other clubs. The level of competition in these lines of business varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a material adverse effect on the Company’s results from that region. The Company’s results of operations also could be affected by a number of additional competitive factors, including the availability of, and demand for, alternative forms of recreation. In addition, many of the Company’s public golf and destination resort facility competitors have substantially greater financial and other resources than the Company.

      The Company also competes for the operation of golf courses with national and regional golf course management companies, including American Golf Corporation, real estate investment trusts such as National Golf Properties, and, less frequently, with individuals and small ventures that typically own one or more golf courses. There are many opportunities for consolidation in the highly fragmented golf course ownership industry in the U.S. and the industry has seen a high level of consolidation in the last few years. As a result of these consolidations the Company has and may continue to experience increased competition in the acquisition of premier properties. In the acquisition of golf courses, companies compete primarily on the basis of price and their reputation for operating golf courses. Many of these investors have significant equity resources available to them, sometimes providing the ability to pay substantially more for the type of facilities consistent with those in the Company’s portfolio and strategy.

      Acquisitions are based not only upon the value of the facility, but on the strategic positioning of the transaction, such as concentration in a geographical area and in markets that represent the best investment opportunity. Management believes that it is uniquely prepared to capitalize on consolidation opportunities due to its external growth experience with large acquisitions such as Cobblestone, and its ability to apply economies of scale and other advantages associated with having a substantial portfolio of facilities. The Company is focusing on “clustering” potential acquisitions in geographic proximity with existing clubs in order to experience significant operating efficiencies, thereby allowing the Company to compete more efficiently than its competitors in the operation of these facilities. Historically, the Company has demonstrated the ability to fulfill this concept by concentrating a significant portion of its properties in markets such as Texas, California and Florida.

      Recently, there has been a substantial increase in the development of golf facilities throughout the U.S. Significant numbers of the new courses being built are open to the public for a daily fee. Competition in this market has intensified and the increase in availability of daily fee courses has adversely affected demand in portions of the private club market. According to the National Golf Foundation, the ratio of average number of golfers per course (18-hole equivalent) has declined and new course development has outpaced growth in demand in recent years. Continued substantial increases in the number of available golf facilities and additional decreases in the ratio of average number of golfers per course could adversely affect the Company’s business and results of operations.

      In the operation of its facilities, the Company competes on the basis of its reputation to deliver value through the quality of the facility and quality of services provided to its members and guests. The Company believes it competes favorably with respect to these factors. The Company has a program, known as “Associate Clubs” with varying levels of membership, that allows members of a club in one market to utilize Company clubs in different markets, thus enhancing the value of club membership. Because of the large number of facilities maintained by the Company, a member is provided access to a wide number of facilities. The Company believes this program affords it a competitive advantage over competitors that do not maintain similar programs and over other competitors that have similar programs, but fewer facilities.

Employees

      As of December 26, 2000, the Company employed approximately 16,000 full-time and 8,000 part-time employees in its operations.

      The success of the Company’s business is dependent in part on the Company’s ability to attract and retain experienced management and other employees on economical terms. Management believes that the Company’s employees represent an important asset; however, the Company is not dependent upon any single employee, or a small group of employees, whose loss would have a material adverse effect on the Company. Although the Company believes that its labor relations are good, increased labor and benefit costs or a deterioration in the Company’s labor relations could adversely affect the Company’s operating results.

Customers

      The Company is not dependent upon a single customer, or a few customers, whose loss would have a material adverse effect on the Company. In addition, as of December 26, 2000, there is no customer to which the Company has sales equal to 10.0% or more of the Company’s consolidated revenues and whose loss would have a material adverse effect on the Company as a whole.

Intellectual Property

      The Company has registered various service marks, including the names CLUBCORP, CCA, CLUB RESORTS, ASSOCIATE CLUBS, and PINEHURST with the U.S. Patent and Trademark Office, and has applied with the United States Patent and Trademark Office for the registration of various other service marks. In addition, the Company has registered certain of its service marks in a number of foreign countries. The Company regards its service marks as valuable assets and intends to protect such service marks vigorously against infringement.

Available Information

      ClubCorp, Inc. files annual, quarterly and special reports and other information with the Securities and Exchange Commission (the “SEC”). All documents may be located at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or you may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. ClubCorp’s SEC filings are also available to the public at ClubCorp’s internet site www.clubcorp.com or at the SEC’s internet site www.sec.gov.

Item 2.  Properties

      The Company owned and/or operated 221 golf facilities, business and sports clubs and resorts as of December 26, 2000. The following table provides a profile of the composition of the Company’s portfolio of facilities from December 31, 1997 to December 26, 2000:

Additions, Divestitures and Reclassifications of Facilities (1)

	Country	Golf	Public		Business/
	Clubs	Clubs	Golf	Business	Sports	Sports	Resorts	International	Total

At December 31, 1997	70	12	26	70	20	4	7	11	220
Facilities added during 1998	2	—	1	3	—	—	1	2	9
Facilities divested during 1998	(2)	—	(2)	(3)	—	(1)	(1)	(1)	(10)
Reclassifications during 1998	5	(4)	1	(1)	1	—	(2)	—	—

At December 29, 1998	75	8	26	69	21	3	5	12	219
Facilities added during 1999	11	15	4	1	—	—	1	3	35
Facilities divested during 1999	(4)	(1)	(9)	(11)	(1)	—	(1)	(3)	(30)
Reclassifications during 1999	(2)	3	(1)	—	(2)	2	—	—	—

At December 28, 1999	80	25	20	59	18	5	5	12	224
Facilities added during 2000	1	—	5	—	—	1	—	4	11
Facilities divested during 2000	(3)	(1)	(2)	(5)	(1)	—	—	(2)	(14)
Reclassifications during 2000	1	(1)	—	—	—	—	—	—	—

At December 26, 2000	79	23	23	54	17	6	5	14	221

(1)	Facilities added includes acquisitions of owned, leased, partially owned or managed facilities, joint ventures and other investments. Facilities divested includes sales of owned or partially owned facilities and other investments and terminated leases and management agreements that are not renewed or replaced.

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

      The Company’s properties are located throughout the U.S. and several countries internationally. In the U.S., a significant portion of these properties are located in Texas, California, Florida and the Southeastern U.S. Due to the Company’s concentration of golf facilities in these markets, ClubCorp’s operating and financial performance is subject to the regional weather patterns and economic conditions in these areas.

      The Company owns, leases or manages the facilities in its portfolio. The following table summarizes the number and reclassifications in the type of the Company’s facilities operated for the periods indicated:

	Wholly Owned
			Partially
			Owned
	Owned	Leased	and	Managed	Under
	Facilities	Facilities	Managed	Operations	Construction	Total

At December 31, 1997	82	97	11	26	4	220
Facilities added during 1998	1	2	-	1	5	9
Facilities divested during 1998	(1)	(4)	-	(4)	(1)	(10)
Reclassifications during 1998	3	1	(1)	-	(3)	-

At December 29, 1998	85	96	10	23	5	219
Facilities added during 1999	22	4	3	2	4	35
Facilities divested during 1999	(3)	(20)	-	(6)	(1)	(30)
Reclassifications during 1999	1	3	1	(1)	(4)	-

At December 28, 1999	105	83	14	18	4	224
Facilities added during 2000	3	3	-	-	5	11
Facilities divested during 2000	(4)	(6)	(1)	(3)	-	(14)
Reclassifications during 2000	2	1	-	-	(3)	-

At December 26, 2000	106	81	13	15	6	221

      As of December 26, 2000, the Company leases its executive offices in Dallas, Texas, as well as two international regional offices.

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

      Certain real and personal property and equipment of ClubCorp’s subsidiaries are pledged as collateral on their long-term debt. See Note 7 of the Notes to Consolidated Financial Statements included under Item 8.

Item 3.  Legal Proceedings

      The Company is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes that any potential liability from these matters would not materially affect the Company’s consolidated financial position and results of operations. See Note 13 of the Notes to Consolidated Financial Statements included under Item 8.

Item 4.  Submission Of Matters To A Vote Of Security Holders

      During the fourth quarter of 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      There is currently no public market or publicly available quotations of value for the Company’s Common Stock. In connection with certain employee benefit plans (including the Plan and the Amended Plan), ClubCorp has periodically established a formula price for the Common Stock (the “Formula Price”). Based upon independent appraisals, Houlihan Lokey Howard and Zukin Financial Advisors, Inc., an independent financial advisory firm (the “Financial Advisor”) confirms the fairness of the Formula Price in relation to the fair market value of the Common Stock (as determined by the Financial Advisor) on the date of each appraisal. If there is any discrepancy between the Formula Price and the range of fair market value of the Common Stock, the Company expects that it would adjust the Formula Price so that it falls within the range of fair market value as determined by the Financial Advisor. The Formula Price, and thus, the fair market value, is based upon a multiple of the Company’s recurring cash flows from operations, with certain exceptions for specific assets, including certain long-term investments valued at the lower of cost or market.

      Beginning with year-end 2000, the Financial Advisor will be engaged by the Company to render a semi-annual opinion on the fair market value of the Common Stock (at the end of the Company’s second quarter and year-end). Under this arrangement, the Formula Price will no longer be determined by the Company and the stock valuation process will be independent of the Company’s Board of Directors and Management.

      The Company has historically purchased stock from shareholders when offered for sale back to the Company. During 2000, Company purchases of stock from shareholders were approximately $7.8 million. The Company’s primary long-term debt agreement limits repurchases of Common Stock to $15.0 to $20.0 million per fiscal year, dependent on whether stock is issued in the given year in connection with acquisition activity of the Company. The Stockholder’s Agreement with The Cypress Group L.L.C. (see Item 7—“Liquidity and Capital Resources”) limits stock repurchases by the Company to $2.5 million per year from the Dedman Stockholders (Robert H. Dedman, Sr., Robert H. Dedman, Jr., Patricia Dedman Dietz, and the Dedman Foundation and related trusts), $5.0 million per year for certain charitable and non-profit organizations, and $2.5 million per year from all other shareholder groups. The Redemption Right of the Amended Plan is not limited by this agreement.

      ClubCorp has never paid cash dividends on the Common Stock. Management expects to continue its policy of retaining earnings for use in the Company’s business, and accordingly, does not expect to pay cash dividends in the foreseeable future. As of March 11, 2001, there were approximately 345 holders of record of the Common Stock.

Item 6.  Selected Financial Data

      Set forth below are the selected Consolidated Statement of Operations and balance sheet data for each of the years in the five year period ended December 26, 2000 (1). The table presented below should be read in conjunction with Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7a—“Quantitative and Qualitative Disclosures about Market Risk” and Item 8—“Financial Statements and Supplementary Data” (dollars in thousands, except per share data).

	December 31,	December 31,	December 29,	December 28,	December 26,
	1996(3)	1997	1998	1999	2000

Statement of Operations Data:

Continuing operations:
Operating revenues	$774,263	$830,740	$861,053	$1,035,779	$1,068,830
Operating income	$50,227	$68,587	$70,597	$59,473	$40,734
Income (loss) from continuing operations before extraordinary item	$16,867	$87,864	$39,512	$11,626	($16,494)
Income (loss) from continuing operations before extraordinary item per share (diluted)	$0.20	$1.02	$0.46	$0.13	($0.17)

Balance Sheet Data:

Continuing operations:
Total assets	$964,528	$1,028,674	$1,110,158	$1,546,530	$1,745,581
Long-term debt (including current portion)	$343,917	$255,857	$274,550	$512,125	$692,404
Membership deposits	$74,202	$83,066	$95,460	$96,365	$104,757
Stockholders’ equity	$290,552	$388,615	$409,036	$564,953	$544,261

Other Information:

Continuing operations:

Adjusted EBITDA (2):	$122,550	$132,363	$138,356	$166,764	$168,480

(1)	The Company reports its financial results on a 52/53 week basis, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of either 16 weeks (1996, 1998, 1999 and 2000) or 17 weeks (1997). Prior to 1997, the Company reported its year-end results at and as of December 31, with acquisitions, divestitures and other material transactions that occurred between the last day of the 52/53 week period and December 31 being recorded in that year. Effective January 1, 1997, the Company changed its reporting year from December 31 to the last day of the 52/53 week period.
(2)	Management uses Adjusted EBITDA to monitor the performance of the Company and its facilities. Adjusted EBITDA consists of operating income, depreciation and amortization from wholly owned entities, net membership deposits and fees, an adjustment for joint ventures, and excludes impairment losses. Adjusted EBITDA is not intended to represent cash flow in accordance with generally accepted accounting principles and is not necessarily a measure of the Company’s ability to fund its cash needs. The Company’s Adjusted EBITDA from continuing operations may not be comparable to similarly titled measures reported by other companies. See Note 10 to the Company’s Consolidated Financial Statements included under Item 8.
(3)	From 1988 through 1996, the Company operated in the financial services industry through Franklin Federal Bancorp, a Federal Savings Bank. The Company sold the bank and its assets in January 1997. This segment is classified as discontinued operations and financial data for 1996 reflects this classification.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with Item 6—“Selected Financial Data,” Item 7a—“Quantitative and Qualitative Disclosure about Market Risk” as well as Item 8—“Financial Statements and Supplementary Data”.

Overview

General

      ClubCorp is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, has historically operated in one distinct business industry: hospitality services. ClubCorp’s operations in the hospitality industry involve the operation of country club and golf facilities, business and sports clubs and resorts through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements. In addition, the Company owns a limited number of international properties and real estate held for sale.

      The Consolidated Financial Statements of the Company are presented on a 52/53 week fiscal year, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The financial statements included in Item 8 for the year ended December 26, 2000 are comprised of 52 weeks, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks. The Company’s main revenue streams are membership revenues, golf revenues, food and beverage sales, and lodging revenues. The Company seeks to achieve revenue growth through the management and expansion of existing facilities and through the acquisition and development of new facilities. This growth is financed through cash flows from operations and long-term debt. See “Liquidity and Capital Resources” within this Item.

      The Company seeks to improve financial performance of existing facilities by determining an optimal business plan. If efforts to improve the facility performance to Company standards are not successful or the financial goals of the Company are not being achieved, alternatives such as restructuring the ownership position are considered. Facilities generally are divested when management determines they will be unable to provide a positive contribution to profitability, when they no longer represent a strategic facility in the Company’s network of affiliated clubs and resorts, when members no longer support the facility or, in the case of leases, joint ventures and management agreements, when their contractual terms expire without being renewed or are terminated.

Significant Accounting Policies

      Operating revenues consist primarily of revenues derived from membership dues and recognition of deferred membership fees and deposits, golf operations, food and beverage operations, and lodging. Membership deposits represent advance initiation deposits paid by members and are refundable a fixed number of years after the date of acceptance as a member. The difference between the amount of the membership deposit and the present value of the obligation is deferred and recognized as revenue on a straight-line basis over the average expected life of an active membership. Nonrefundable initiation fees and related incremental direct selling costs of membership initiation deposits and fees are recorded in the same manner. All other revenue sources are recognized in the period earned, which is generally at the time of sale or when the service is provided.

      Operating expenses consist of direct operating costs, including preopening costs incurred in anticipation of a club opening, and facility rentals and maintenance. These costs are expensed as incurred.

      Long-lived assets and certain identifiable intangibles to be held and used and to be disposed of by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded as a component of operating income in the Company’s Consolidated Statement of Operations.

      Certain amounts that were previously reported have been reclassified to conform with current year presentation.

Results of Operations

      ClubCorp analyzes operating results and manages its business segments using the following concepts and definitions:

      The Company employs “same store” analysis techniques for a variety of management purposes. By ClubCorp’s definition, facilities are evaluated yearly and considered “same store” once they have been fully operational for one year or if they are management agreement properties. Developing facilities are not classified as same store. This distinction between developing and same store facilities allows ClubCorp to separately analyze the operating results of its established and new facilities. Management believes this ability provides an effective analysis tool because it allows the Company to assess the results of its core growth strategies by tracking the performance of its same store facilities without the distortions that would be caused by the inclusion of developing properties, including distortions caused by initial operating losses at turn-around facilities and new developments. Facilities divested during a period are removed from the same store classification for all periods presented.

      Management also uses Adjusted EBITDA to monitor the performance of the Company and its facilities. Adjusted EBITDA consists of operating income, depreciation and amortization from wholly owned entities, net membership deposits and fees, an adjustment for joint ventures, and excludes impairment losses. Net membership deposits and fees represent the difference between current period sales of initiation deposits and fees and the revenue recognized from initiation deposits and fees, less incremental direct selling costs. The joint venture adjustment is comprised of depreciation, amortization, interest, income taxes and net membership deposits and fees for joint venture entities at the Company’s ownership percentage. Revenues from membership deposits are calculated as the difference between the amount of the membership deposits sold and the present value of the obligation. Adjusted EBITDA is not intended to represent cash flow in accordance with generally accepted accounting principles and is not necessarily a measure of the Company’s ability to fund its cash needs. The Company’s Adjusted EBITDA from continuing operations may not be comparable to similarly titled measures reported by other companies. See Note 10 to the Company’s Consolidated Financial Statements included under Item 8.

Year Ended December 26, 2000 Compared to Year Ended December 28, 1999

Consolidated Operations

      Operating revenues increased to $1,068.8 million in 2000 from $1,035.8 million in 1999 primarily due to the inclusion of a full year of revenues from the facilities of the Cobblestone Golf Group (referred to as Cobblestone), which were acquired on March 31, 1999, increased membership revenue at total country club and golf facilities, increased lodging revenue at same store resorts and increased real estate sales. These increases exceed the offsetting decrease of approximately $37.0 million of revenues associated with the hosting of the 1999 U.S. Open at Pinehurst. The increase in membership revenue at total country club and golf facilities is partially attributable to increased revenues from Associate Gold memberships (see Item 1, —“Operations— Sales and Marketing”). The increase in lodging revenue is attributable to increased capacity and room nights at same store resorts. The increase in real estate sales is primarily due to increased sales through the Company’s Owners Club program. Excluding the effect of the 1999 U.S. Open at Pinehurst, operating revenues of same store facilities increased $38.7 million to $857.0 million in 2000 from $818.3 million in 1999.

      Operating income decreased $18.8 million from $59.5 million in 1999 to $40.7 million in 2000, primarily due to increased operating costs and expenses and depreciation and amortization, offset by a decrease in impairment loss. Operating costs and expenses such as payroll and maintenance increased at same store facilities due to increased revenues at these facilities, and the inclusion of a full year of the operating costs and expenses of the Cobblestone facilities. These operating costs are partially offset by decreases at same store resorts due to non-recurring costs incurred in 1999 as a result of hosting the U.S. Open at Pinehurst. Depreciation and amortization increased primarily due to capital expansions and renovations at existing facilities, increases in technology related assets and the addition of the Cobblestone facilities. Gross margins (defined as operating revenues minus operating costs and expenses divided by operating revenues) have decreased slightly in 2000 compared to 1999 due primarily to adverse weather conditions for much of the year that negatively affected golf revenues, in addition to renovations and construction that limited golf revenues at certain properties in 2000. In 2000 and 1999, the Company recorded impairment losses on long-lived assets of $9.4 million and $13.5 million, respectively.

      Income (loss) from operations before extraordinary item decreased to ($16.5) million in 2000 from $11.6 million in 1999 due primarily to the decreases in operating income described above, as well as an increase in interest expense and losses on the divestiture and disposal of assets. Interest expense increased primarily due to increases in outstanding debt and higher interest rates in 2000 compared to 1999. The increase in outstanding debt is primarily attributable to financing needs for capital expenditures at existing facilities, in addition to the development and expansion of new facilities.

      Excluding the $10.5 million impact of the U.S. Open, Consolidated Adjusted EBITDA would have increased $12.2 million from $156.8 million in 1999 to $169.0 million in 2000. This change is primarily attributable to the items mentioned above affecting operating income, in addition to an increase in net membership deposits and fees due to the increase in initiation fees sold at developing country club and golf facilities in 2000.

Segment and Other Information

Country Club and Golf Facilities

      The following tables present certain summary financial and membership information for the Company’s country club and golf facilities segment for 1999 and 2000 (dollars in thousands, except facility and membership data):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities

	1999	2000	1999	2000

Number of facilities	87	87	125	125
Operating revenues	$378,644	$389,920	$459,034	$496,010
Operating costs and expenses	283,977	298,999	355,322	392,794
Depreciation and amortization	29,215	31,045	42,829	50,458

Segment operating income before impairment loss	65,452	59,876	60,883	52,758
Impairment loss	-	2,693	-	8,430

Segment operating income	$65,452	$57,183	$60,883	$44,328

Adjusted EBITDA	$100,845	$96,437	$119,430	$123,473

Membership information (65 clubs)(1):
Memberships at beginning of period	67,247	69,366
Memberships added during period	12,072	10,858
Memberships lost during period	9,953	9,689

Memberships at end of period	69,366	70,535

(1)	Number of facilities includes owned same store country club and golf facilities. Membership information is comprised of the same store clubs where the Company receives membership initiation deposits or fees and membership dues.

     Operating revenues at total country club and golf facilities increased 8.1% in 2000 compared to 1999 primarily due to the inclusion of a full year of revenues of the Cobblestone properties and increased membership revenues at same store and developing facilities. Same store country club and golf facilities’ operating revenues increased $11.3 million primarily due to increases in membership and private party food and beverage revenues, offset by decreases in golf operations revenues mainly attributable to renovations and overall poor weather conditions throughout the year. Operating costs and expenses for total country club and golf facilities increased 10.5% primarily due to the inclusion of a full year of the Cobblestone facilities and other developing facilities. The decrease in gross margin at same store facilities is due to the decrease in golf operations revenue mentioned above as well as increased maintenance and repair expenses and general and administrative costs at these facilities. The increase in depreciation and amortization for total country club and golf facilities is primarily due to the inclusion of a full year of the Cobblestone facilities. In addition, the Company invested in higher levels of technology related assets and renovations at same store clubs.

      Included in 2000 total country club and golf segment operating income is an impairment charge of $8.4 million for long-lived assets at certain of the Company’s properties to be disposed. The Company recorded the impairment charge in 2000 to write down the carrying value of certain properties to be disposed based on their estimated sales values less estimated costs of disposal. These losses are reported separately as components of operating income in the Company’s Consolidated Statement of Operations.

      The increase in Adjusted EBITDA at total country club and golf facilities is primarily a result of an increase in net membership deposits and fees offset by increases in operating expenses in 2000 as compared to 1999. The decrease in Adjusted EBITDA at same store country club and golf facilities in 2000 is mainly attributable to the aforementioned decrease in segment margins.

Business and Sports Clubs

      The following tables present certain summary financial and membership information for the Company’s business and sports clubs segment for 1999 and 2000 (dollars in thousands, except facility and membership data):

	Same Store Business		Total Business and
	and Sports Clubs		Sports Clubs

	1999	2000	1999	2000

Number of facilities	76	76	82	77
Operating revenues	$245,067	$250,526	$267,924	$258,276
Operating costs and expenses	212,949	217,258	236,766	225,531
Depreciation and amortization	11,311	12,292	12,788	12,598

Segment operating income before impairment loss	20,807	20,976	18,370	20,147
Impairment loss	-	692	-	692

Segment operating income	$20,807	$20,284	$18,370	$19,455

Adjusted EBITDA	$30,724	$32,309	$29,797	$31,764

Membership information (68 clubs)(1):
Memberships at beginning of period	105,128	107,845
Memberships added during period	22,633	24,441
Memberships lost during period	19,916	21,169

Memberships at end of period	107,845	111,117

(1)	Number of facilities includes owned same store business and sports clubs (business clubs, sports clubs and business/sports clubs). Membership information is comprised of the same store clubs where the Company received membership initiation deposits or fees and membership dues.

     Segment operating income before impairment loss for same store business and sports clubs was relatively flat due to increased depreciation and amortization resulting from increased investment in technology related assets, partially offset by increases in membership dues and dining revenues. The increase in segment gross margin and the related decrease in operating revenues and expenses for total business and sports clubs is primarily due to the divestiture of underperforming facilities in 1999 and 2000.

      Included in 2000 same store business and sports clubs segment operating income is an impairment of long-lived assets of $0.7 million related to one of the Company’s business clubs. Management assessed the recoverability of the long-lived assets by determining whether such assets could be recovered over their remaining estimated life through estimated future cash flows and determined a write down was necessary. This loss is reported separately as a component of operating income in the Company’s Consolidated Statement of Operations.

      The increase in Adjusted EBITDA for same store and total business and sports clubs is primarily due to increased overall margins due to the divestiture of underperforming facilities in 1999 and 2000.

Resorts

      The following tables present certain summary financial data and lodging data for the Company’s resort segment for 1999 and 2000 (dollars in thousands, except facility and lodging data):

	Same Store Resorts		Total Resorts

	1999	2000	1999	2000

Number of facilities	4	4	5	5
Operating revenues	$231,602	$216,570	$238,596	$217,790
Operating costs and expenses	190,443	178,484	195,480	179,110
Depreciation and amortization	10,162	14,136	10,486	14,388

Segment operating income before impairment loss	30,997	23,950	32,630	24,292
Impairment loss	13,483	-	13,483	-

Segment operating income	$17,514	$23,950	$19,147	$24,292

Adjusted EBITDA	$46,771	$40,681	$48,729	$41,274

Lodging data (4 resorts) (1)
Room nights available	483,259	511,080
Occupancy rate	56.6%	59.5%
Average daily room rate per occupied room	$176	$189
Average daily revenue per occupied room	$739	$721

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead, Barton Creek and Daufuskie Island.

     In 1999, operating revenues included approximately $37.0 million of merchandise sales, ticket sales and corporate hospitality revenue related to the hosting of the 1999 U.S. Open at Pinehurst. Excluding the impact of this event, operating revenues from same store resorts would have increased approximately 11.3% from $194.6 million in 1999 to $216.6 million in 2000. The increase is attributable to increased membership, golf, lodging and food and beverage revenues at same store resorts. The increases in membership and golf revenues are primarily attributable to the opening of a new golf course at Barton Creek. Increased room nights are attributable to added lodging capacity at Barton Creek and Pinehurst, and increased lodging and food and beverage revenues are attributable to increased occupancy rates at The Homestead and Daufuskie Island. These increases are offset by decreases in average daily revenue per occupied room at Barton Creek and Pinehurst, reflecting decreased marginal spending by guests on various resort amenities.

      Also included in 1999 and 2000 same store results are operating costs and expenses related to the hosting of the U.S. Open of approximately $27.0 million and $0.5 million, respectively. Excluding the impact of this event, operating costs and expenses in 2000 would have increased approximately 8.9% from $163.4 million in 1999 to $178.0 million in 2000 due to increased payroll and related expenses in golf operations, lodging and food and beverage resulting from increased revenues in these areas. In addition, depreciation and amortization has increased approximately 39.1% from $10.2 million to $14.1 million primarily due to capital expansions and improvements at the Company’s same store resorts. Also included in 1999 same store resorts segment operating income is an impairment loss of $13.5 million related to long-lived assets at Daufuskie Island.

      Excluding the $10.5 million impact of the U.S. Open, Adjusted EBITDA for same store resorts would have increased 12.0% from $36.8 million in 1999 to $41.2 million in 2000. This increase is primarily due to the leveraging of the increase in operating revenues for golf, lodging, and food and beverage operations, causing an increase in segment margins.

Other Operations

      Realty operating revenues increased to $62.2 million in 2000 from $38.8 million in 1999 primarily due to increased sales of units in the Owners Club program at Telluride, The Homestead and Barton Creek. Total closings increased by 204 units from 267 units in 1999 to 471 units in 2000, and the average sales price per unit increased 37.3% from 1999 to 2000.

      Operating revenues for international operations increased to $18.2 million in 2000 from $11.7 million in 1999, primarily due to the addition of facilities in Europe and Australia offset by the divestiture of an underperforming facility in Panama. Operating income for international operations increased approximately $2.3 million primarily due to increased equity in earnings from the Company’s investment in ClubLink and increased revenues at developing clubs.

Year Ended December 28, 1999 Compared to Year Ended December 29, 1998

Consolidated Operations

      Operating revenues increased 20.3% to $1,035.8 million in 1999 from $861.1 million in 1998 primarily due to the acquisition of the Cobblestone properties, increased revenues at Pinehurst related to the hosting of the 1999 U.S. Open and increased golf operations and membership revenue at same store facilities. The increase in membership revenue at same store facilities is partially attributable to the addition and promotion of Associate Gold memberships. The golf operations revenue increase is primarily attributable to merchandise sales from certain pro shops the Company purchased during 1999 at same store facilities. Approximately $37.0 million of operating revenues are directly associated with hosting the 1999 U.S. Open at Pinehurst.

      Operating income decreased 15.7% from $70.6 million in 1998 to $59.5 million in 1999 primarily due to increased operating costs and expenses, depreciation and amortization and impairment losses. Operating costs and expenses increased due to the addition of the Cobblestone facilities and approximately $27.0 million in costs incurred to prepare and produce the 1999 U.S. Open. In addition, operating costs increased at same store country clubs, golf facilities and resorts which were related to the increases in revenues at these facilities, including increased payroll costs as a result of a more competitive labor market and costs associated with the cost of merchandise for the pro shops purchased during 1999. Depreciation and amortization increased primarily due to the addition of the Cobblestone facilities. Selling, general and administrative expenses increased primarily due to expenses for information systems staffing, the company-wide upgrade of technology (including costs associated with the Year 2000 remediation plan), severance costs and other administrative costs. The Company recorded an impairment loss of approximately $13.5 million related to long-lived assets to be held and used at a resort facility.

      Income from operations before extraordinary item decreased to $11.6 million in 1999 from $39.5 million in 1998 due primarily to the 1998 decrease of the Company’s valuation allowance on its deferred tax assets, and increases in interest expense offset by gains on the divestiture and disposal of assets. Interest expense increased due to the increase in outstanding debt as a result of the Cobblestone acquisition. This increase was partially offset by a lower interest rate on the outstanding debt in 1999 than was experienced during the first two quarters of 1998. Gain (loss) on divestitures and disposal of assets increased due to the divestiture and/or sale of wholly owned and leased facilities during 1999 consisting of 12 golf facilities, 10 business clubs and one resort. Income tax provision increased mainly due to decrease of $14.2 million in 1998 in the Company’s valuation allowance on its deferred tax assets, which was partially offset by a decrease in income from operations in 1999. See—“ Factors That May Affect Future Operating Results” and Note 15 to the Company’s Consolidated Financial Statements included under Item 8.

      Adjusted EBITDA increased $28.4 million to $166.8 million in 1999 from $138.4 million in 1998, due primarily to the increases in operating income resulting principally from the acquisition of the Cobblestone facilities, increased operating income at resort facilities and an increase in net membership deposits and fees. The increase in net membership deposits and fees is primarily due to the increase in initiation fees at developing golf facilities acquired during 1999 and at a resort facility.

Segment and Other Information

Country Club and Golf Facilities

      The following tables present certain summary financial and membership information for the Company’s country club and golf facilities segment for 1998 and 1999 (dollars in thousands, except facility and membership data):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities

	1998	1999	1998	1999

Number of facilities	91	91	109	125
Operating revenues	$353,579	$384,944	$376,125	$459,034
Operating costs and expenses	265,054	291,616	288,634	355,322
Depreciation and amortization	27,951	29,605	29,152	42,829

Segment operating income	$60,574	$63,723	$58,339	$60,883

Adjusted EBITDA	$97,869	$98,224	$96,262	$119,430

Membership information (67 clubs) (1):
Memberships at beginning of period	66,785	69,009
Memberships added during period	12,660	12,338
Memberships lost during period	10,436	10,451

Memberships at end of period	69,009	70,896

(1)	Number of facilities includes owned same store country club and golf facilities. Membership information is comprised of the same store clubs where the Company received membership initiation deposits or fees and membership dues.

     Total country club and golf facilities’ operating revenues increased 22.0% in 1999 compared to 1998 due primarily to the addition of the Cobblestone properties and an increase in golf operations revenue at same store facilities. Same store country club and golf facilities’ operating revenues increased 8.9% primarily due to merchandise sales from pro shops the Company purchased during 1999 and increased membership revenue. Total country club and golf facilities’ operating costs and expenses increased 23.1% due primarily to the addition of the operating costs and expenses of the Cobblestone properties and increased costs associated with pro shop operations the Company purchased during 1999 at same store facilities together with increased payroll costs at total and same store facilities due to a more competitive labor market. The slight increase in segment operating income for total country clubs and golf facilities is primarily due to lower margins at developing facilities and increases in general and administrative costs at same store facilities.

      Total country club and golf facilities’ depreciation and amortization increased 46.9% from 1998 to 1999 primarily due to the addition of the Cobblestone facilities.

      The increase of 24.1% in Adjusted EBITDA at total country club and golf facilities is predominantly a result of the factors discussed in the preceding paragraph and initiation fees at developing facilities acquired during 1999. The slight increase in Adjusted EBITDA at same store country club and golf facilities is primarily due to increases in operating costs and expenses related to increased revenues, the reacquiring of the pro shops, increased payroll costs and increased general and administrative costs coupled with greater sales of initiation fees in 1998 than was experienced during 1999 at a joint venture facility during the initial opening of the club.

Business and Sports Clubs

      The following tables present certain summary financial and membership information for the Company’s business and sports clubs segment for 1998 and 1999 (dollars in thousands, except facility and membership data):

	Same Store Business		Total Business
	and Sports Clubs		and Sports Clubs

	1998	1999	1998	1999

Number of facilities	78	78	93	82
Operating revenues	$ 232,587	$ 247,234	$ 257,810	$ 267,924
Operating costs and expenses	194,999	216,200	220,385	236,766
Depreciation and amortization	9,975	11,816	10,966	12,788

Segment operating income	$ 27,613	$ 19,218	$ 26,459	$ 18,370

Adjusted EBITDA	$ 36,453	$ 29,732	$ 36,596	$ 29,797

Membership information (68 clubs)(1):
Memberships at beginning of period	103,462	107,663
Memberships added during period	24,690	22,268
Memberships lost during period	20,489	20,816

Memberships at end of period	107,663	109,115

(1)	Number of facilities includes owned same store business and sports clubs (business clubs, sports clubs and business/ sports clubs). Membership information is comprised of the same store clubs where the Company received membership initiation deposits or fees and membership dues.

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

Resorts

      The following tables present certain summary financial data and lodging data for the Company’s resorts segment for 1998 and 1999 (dollars in thousands, except facility and lodging data):

	Same Store Resorts		Total Resorts

	1998	1999	1998	1999

Number of facilities	4	4	5	5
Operating revenues	$ 162,091	$ 231,814	$ 172,624	$ 238,596
Operating costs and expenses	135,374	190,495	146,160	195,480
Depreciation and amortization	9,018	10,262	9,675	10,486

Segment operating income before impairment loss	17,699	31,057	16,789	32,630
Impairment loss	-	13,483	-	13,483

Segment operating income	$ 17,699	$ 17,574	$ 16,789	$ 19,147

Adjusted EBITDA	$ 30,822	$ 46,932	$ 30,572	$ 48,729

Lodging data (4 resorts)(1)
Room nights available	443,858	483,259
Occupancy rate	54.1%	56.6%
Average daily room rate per occupied room	$175	$176
Average daily revenue per occupied room	$675	$739

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead, Barton Creek and Daufuskie Island.

     Total resorts operating revenues increased 38.2% primarily due to the increased revenues from Pinehurst principally due to merchandise sales, ticket sales and rental of corporate hospitality tents during the hosting of the 1999 U.S. Open as well as improved pricing on golf and lodging in connection with the hosting of the event. Same store resorts’ operating revenues increased 43.0%, reflecting increases in the occupancy rate, primarily at The Homestead and an increase in the average daily revenue per occupied room, primarily at Pinehurst.

      Included in 1999 same store resorts’ segment operating income is an impairment of long-lived assets at Daufuskie Island. An impairment loss of $13.5 million was recognized in 1999 related to these long-lived assets. This loss is reported separately as a component of operating income in the Company’s Consolidated Statement of Operations. In 1996, the Company purchased Daufuskie Island for assumption of its liabilities of $4.5 million and had invested an additional $18.4 million in capital expenditures as of December 28, 1999. Excluding the effect of this impairment loss, Daufuskie Island had operating losses of approximately $6.7 million and $6.3 million in 1999 and 1998, respectively. Management assessed the recoverability of the long-lived assets by determining whether such assets could be recovered over their remaining estimated life through estimated future cash flows. Fair value, for purposes of calculating any impairment, was measured based on discounted estimated future cash flows using a risk-adjusted discount rate. If events or circumstances change in the future, additional impairment losses could be recognized.

      The increase of 59.4% in Adjusted EBITDA at total resorts is primarily attributable to the increased segment operating income at Pinehurst and initiation fees at Barton Creek due to the opening of a new course.

Other Operations

      Operating revenues for international operations increased to $11.7 million in 1999 from $4.7 million in 1998 primarily due to acquisition of a facility in Australia and increased earnings from facilities in Panama and Germany. Operating costs and expenses for international operations increased to $12.1 million in 1999 from $8.1 million in 1998 primarily due to costs related to acquired and developing facilities.

      Realty operating revenues increased to $38.8 million in 1999 from $21.7 million in 1998, or 78.8%, primarily due to sales of units in the Owners Club program (see Item 1—“Operations—Other Operations”) at The Homestead, Barton Creek and Hilton Head.

Seasonality of Demand; Fluctuations in Quarterly Results

      The timing of fiscal quarter ends, seasonal weather conditions and other short-term variations cause financial performance of the Company to vary by quarter. The Company has historically generated a disproportionate share of its operating revenue in the second, third and fourth quarters of each year. The timing of purchases or leases of new operating properties and the timing of operating gains and losses of facilities where the Company does not have full operational or financial control could also cause the Company’s results of operations to vary significantly from quarter to quarter.

      The Company’s results can also be affected by non-seasonal and severe weather patterns. Periods of extremely hot, cold or rainy weather in a given region can be expected to reduce the Company’s golf-related revenue for that region. Similarly, extended periods of low rainfall can affect the cost and availability of water needed to irrigate the Company’s golf courses and can adversely affect results for facilities in the region affected.

Inflation

      Inflation has not had a significant impact on the Company. As operating expenses increase, the Company, as industry standards dictate, generally attempts to offset the adverse effects of increased costs by increasing prices.

Liquidity and Capital Resources

      Historically, the Company has financed its operations and cash needs primarily through cash flows from operations, including proceeds from divestitures, and long-term debt. Additionally, in 1999, the Company obtained external funds through the sale of Common Stock to a third party. The Company’s primary cash needs consist of capital to finance future acquisitions, capital expansions at existing facilities and working capital needs.

Long-Term Debt Financing

      On September 24, 1999, the Company finalized a comprehensive refinancing agreement with a group of banks for a combined $650.0 million senior credit facility, consisting of a $350.0 million revolving line of credit and a $100.0 million Facility A Term Loan which mature on September 24, 2004, and a $200.0 million Facility B Term Loan which matures on March 24, 2007. The total amount outstanding under the combined facility, including letters of credit of $12.4 million, was $618.2 million as of March 11, 2001. This amount is comprised of $315.3 million under the revolving line of credit, including letters of credit, and $92.5 million and $198.0 million under the Facility A and B Term Loans, respectively. The interest rate is determined using a LIBOR-based pricing matrix, in addition to an incremental margin added to the LIBOR rate of between 200 and 325 basis points that is subject to change based upon certain financial ratios of the Company, as specified in the agreement. The average interest rate on the combined facility in 2000, excluding the incremental margin, was 6.41%. The Company uses financial instruments, in the form of interest rate swaps, to manage its interest rate exposure on approximately 40% of the borrowings under the combined facility. See Item 7a—“Quantitative and Qualitative Disclosures about Market Risk,” for further information on the Company’s interest rate swap agreements.

      The Company’s obligations under this combined facility are guaranteed by certain of its subsidiaries and secured by stock pledges of certain of its subsidiaries. In addition, covenants of the combined facility limit the ability of the Company and its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other distributions, sell or acquire certain assets, and make certain capital expenditures. The covenants require that the Company adhere to certain financial ratios throughout the term of the agreement. To provide availability of debt capital for ClubCorp to continue fulfilling its core business strategy, in December 2000, the Company finalized an amendment to the agreement that excludes certain subsidiary debt from the covenant calculations, revises certain financial covenants of the agreement, and increases the incremental margin by 25 basis points though September 2001.

Equity

      On December 1, 1999, the Company sold approximately 9.4 million shares of Common Stock at a price of $16.00 per share and issued approximately 1.0 million Common Stock purchase warrants with an exercise price of $17.00 per share, to Cypress Merchant Banking Partners II L.P., Cypress Offshore Partners L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners L.P. and Cypress Merchant Banking II C.V., (collectively referred to as The Cypress Group) for total consideration of $150.0 million. Each Common Stock purchase warrant is exercisable immediately and expires in ten years from the date of issuance. Additionally, the Company has authorized 150.0 million shares of preferred stock. As of March 11, 2001, there were no preferred stock shares issued or outstanding. Management has no plans to increase funding through stock issuances, including the issuance of preferred stock, in 2001. For further discussion on the Common Stock, see Item 1—“Business”.

      As a means of providing liquidity to the trustees of the Amended Plan to meet their fiduciary obligations to distribute cash to participants requesting withdrawals, ClubCorp has provided the trustees the right (the “Redemption Right”) to cause the Company to redeem Common Stock, held in trust on behalf of the Amended Plan, at the most recent fair market value as necessary to meet certain requirements. The Redemption Right has never been exercised by the Amended Plan, although the Company has repurchased Common Stock into treasury from certain stockholders. The Company does not expect that the Redemption Right will be exercised to a significant extent in 2001.

Other Sources of Capital

      As part of its normal business practices, the Company is currently pursuing opportunities to dispose of certain of its non-strategic assets. In cases where the Company has made a decision to dispose of particular facilities, the Company assesses impairment of each individual property to be sold on the basis of the expected sales price less estimated costs of disposal. As such, the Company recorded a charge of $8.7 million in the fourth quarter of 2000 to write down the carrying value of certain of these properties to their estimated net sales values. Although these potential divestitures are in different stages of completion, the Company has reasonable expectation of closing the sales in 2001, with total gross estimated proceeds in the range of $100.0 million to $110.0 million. A substantial portion of these proceeds, when received, are expected to be used to pay down the Company’s outstanding debt under the combined facility. During 2001, the Company anticipates continued borrowings to finance strategic investments, offset by the planned pay downs, to maintain a stabilized debt level under the combined facility in 2001.

      Membership deposits represent non-interest bearing advance initiation deposits for the right to become a member and generally are refundable a fixed number of years (generally 30 years) from the date of acceptance as a member. Management does not consider maturities of membership deposits over the next five years to be significant and refunds of mature deposits have historically been low. Cash from deposits is received up front ($36.0 million in 2000) and is used to fund normal operations of the Company. Revenue recognition of these deposits is deferred as discussed in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Uses of Capital

      Cash flows from investing activities include additions to property and equipment, which consist of capital replacements and expansions at existing facilities. In addition, capital expenditures are made for expansion of new facilities, which consist of development of new facilities, development of real estate ventures and acquisition of facilities. Total capital expenditures for additions to property and equipment and expansion of new facilities were approximately $275.0 million in 2000. The Company’s trend of increased capital expenditures over the last three years is not expected to continue in 2001.

      The Company distinguishes uses of cash for capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities and investments in joint ventures. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members’ expectations and to attract new members. Capital replacements are anticipated to be approximately $80.0 million in 2001.

      Capital expansions are strategic expansions of existing and newly acquired facilities and resorts that the Company believes will provide opportunities to expand its membership base and room nights and positively affect long-term cash flows. Historically, capital expansions have been funded by operating cash flows and external debt. Under the Company’s strategic plan, expansions over the next year will be financed with a combination of operating cash flows and continued borrowings under the combined facility. Additionally, the Company has several “to be built” facilities that are currently being funded which are projected to begin generating additional cash flows in 2001 to 2002. Planned expenditures for capital expansions in 2001, including development and acquisition of new facilities, are approximately $165.0 million.

      Total net cash flows were ($11.8) million for the year ended December 26, 2000 due primarily to increased operating expenses and interest expense, in addition to capital expenditures made during 2000. This decrease was partially offset by the increase in borrowings of long-term debt under the combined facility. During 2000, the Company also completed technology upgrades that allow it to more accurately and efficiently sweep and utilize available cash balances. Increased precision and centralization of cash management is expected to aid in future operational cash flows. Despite the downward trend in cash flows and operating income in recent years, the Company believes it has adequate capital resources to fund its operations and growth strategy for the immediate future, as most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity.

Factors That May Affect Future Operating Results

      This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about the plans and objectives of management for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by the Company’s forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section.

      Enhanced enrollment, retention of members and increased utilization of existing facilities by members and guests are core components of the Company’s organic growth strategy. The Company’s success depends on its ability to attract and retain members at its clubs and maintain or increase usage of its facilities. The Company has experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of its facilities during its operating history. Although management devotes substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond the Company’s control and there can be no assurance that the Company will be able to maintain or increase membership or facility usage. Significant periods where attrition rates exceed enrollment rates, or where facility usage is below historical levels would have a material adverse effect on the Company’s business, operating results and financial condition.

      Changes in membership levels and facilities’ usage can be caused by a number of factors. A substantial portion of the Company’s revenue is derived from discretionary or leisure spending by the Company’s members and guests and such spending can be particularly sensitive to changes in general economic conditions or changes in the federal tax laws. A significant adverse shift in general economic conditions, whether regional or national, would likely have a material adverse effect on the Company’s business, operating results and financial condition. Changes in consumer tastes and preferences, particularly those affecting the popularity of golf and private dining, and other social and demographic trends, could also have an adverse effect on the Company. Due to the nature of the Company’s business, adverse weather conditions can also have a significant impact on operating and financial performance. Other factors that may affect the Company’s results include, but are not limited to, the actions of our competitors, changes in labor costs and the timing and success of acquisitions and dispositions.

      The Financial Accounting Standards Board (FASB) issued SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” in 1995 which requires, among other things, that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended December 26, 2000, an impairment loss of $9.4 million relating to certain of the Company’s properties was recognized. This impairment loss is reported separately as a component of operating income in the Company’s Consolidated Statement of Operations. If events or circumstances change in the future, additional impairment losses could be recognized.

      Legislative proposals have been enacted which could increase the Company’s direct operating costs. The new legislation increases the minimum wage by $1.00 per hour to $6.15 per hour to be phased in over two years. Management estimates that there will not be a significant increase in direct operating costs as a result of this new law.

      The Company has policies in place designed to bring its facilities in substantial compliance with current federal, state and local environmental laws and laws relating to access for disabled persons. The Company is not subject to any recurring costs associated with managing hazardous materials or pollution. In addition, Management does not believe that the Company will incur expenses for infrequent or non-recurring cleanup, based upon the Company’s due diligence inspection, employee training, standards of operations and on-site assessments performed and maintained for each facility. However, the Company is in the process of replacing four underground storage tanks with above ground contained storage systems. It is unlikely that any remediation will be required. The Company is permitted under various state laws to recover a portion of its costs of remediation through various state superfunds created to address environmental cleanups. The Company is not subject to any remediation mandates related to previously contaminated sites. See Item 1— “Business—Operations—Government Regulation.”

      ClubCorp files a consolidated federal income tax return. See Note 15 of the Notes to the Consolidated Financial Statements. For the year ended December 26, 2000, the Company recorded a consolidated tax benefit of ($3.4) million.

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

      Since the acquisition of Franklin in 1988, ClubCorp has reduced or eliminated its current federal tax liability (to 2% of alternative minimum taxable income) by using net operating loss carryforwards (“NOLs”) that resulted from Franklin’s operations. ClubCorp has estimated net operating loss carryforwards at the end of 2000 of $527.6 million and $113.0 million for regular and alternative minimum taxes, respectively. As a result, the Company will be able to continue to reduce its estimated tax liability to 2% of alternative minimum taxable income until such alternative minimum tax net operating losses are fully utilized or expire. These net regular and alternative minimum tax operating losses expire from 2004 to 2020 and 2007 to 2020, respectively. These estimates are based upon certain assumptions concerning the Company’s 2000 operations from an alternative minimum tax perspective and may be revised at the time the Company prepares its federal income tax return.

      The Company has substantial regular net operating loss carryforwards available. Based on the Company’s historical pretax earnings, adjusted for significant nonrecurring items such as gains (losses) on divestitures and sales of assets, management believes it is more likely than not the Company will realize the benefit of the deferred tax assets, net of the valuation allowance, existing at December 26, 2000. The assumptions used to estimate the recoverability of the deferred tax assets are subjective in nature and involve uncertainties and matters with significant judgment. There can be no assurance that the Company will generate any specific level of continuing earnings. The Company will receive benefits in the form of tax credits in the future to the extent of alternative minimum taxes paid.

      In addition to the regular and alternative minimum tax NOLs, the Company has approximately $174.8 million regular and $157.8 million alternative minimum tax Separate Return Limitation Year (referred to as SRLY) NOLs which expire in 2002. The Company’s December 28, 1999 and December 26, 2000 net deferred tax assets do not include any value for its SRLY NOLs.

      The Company plans to enter into a joint venture with three other leaders in the hospitality industry to form Avendra L.L.C. (referred to as Avendra), an Internet-enabled business-to-business company formed for the purpose of providing cost savings on various products and services that the Company purchases for use in its day to day operations. When fully operational, the Company anticipates performing virtually all of its procurement activities through Avendra. The Company believes that joining Avendra will provide significant efficiencies by impacting the entire supply chain and leveraging an e-procurement technology platform. Management estimates that Avendra and other dedicated efforts to streamline the Company’s purchasing functions could result in savings to the Company over the next five years.

Recently Issued Accounting Pronouncements

      Effective fiscal year 2001, ClubCorp adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivatives be recognized at fair value as either assets or liabilities on the balance sheet. The Statement, as amended, was effective for all quarters of fiscal years beginning after June 15, 2000. The impact of this Statement on ClubCorp is due to the interest rate swaps which qualify for cash flow hedge accounting. The impact was an increase in liabilities equal to the fair value of $3.5 million and an increase in other comprehensive loss at December 27, 2000.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to interest rate changes and foreign currency fluctuations. In 2000, the interest rate exposure was principally attributable to the Company’s combined $650.0 million senior credit facility, in which interest was typically determined using a LIBOR-based pricing matrix as defined in the agreement and was comprised of a $350.0 million revolving credit facility, the Facility A Term Loan and the Facility B Term Loan ($302.9 million, $92.5 million and $198.0 million, respectively, outstanding on March 11, 2001). During 1999 and 2000, the Company used financial instruments in the form of interest rate swaps to manage its interest rate exposure on portions of the borrowings under these credit facilities. The Company does not enter into derivative or interest rate transactions for speculative or trading purposes.

      The Company’s interest rate exposure is determined by a variety of factors, with the primary being the current LIBOR rate. The majority of the Company’s variable interest rate debt is based on the 30 and 90 day LIBOR rate plus an incremental margin (between 200 and 325 basis points in 2000) as determined by the agreements in place under these credit facilities. This incremental margin is subject to change based on certain financial ratios of the Company as specified in the agreement. During 2000, the variable LIBOR interest rate related to these facilities, excluding the incremental margin, had a monthly average high of 6.76% in December 2000, a monthly average low of 5.81% in February 2000 and an annual average of 6.41%. As of March 11, 2001, the 90 day LIBOR interest rate was 5.06%.

      The Company’s objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business. The Company has historically managed this risk through the diversity of the foreign economies in which it operates and the relatively limited amount of its investments in these foreign economies.

      The table below presents the principal amounts, weighted average interest rates as of December 26, 2000 and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands):

	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value

Fixed rate debt	$18,157	$10,728	$9,572	$2,476	$1,007	$23,253	$65,193	$63,391
Weighted average interest rate at December 26, 2000							7.84%
Variable rate debt (primarily LIBOR)	$31,169	$29,990	$45,279	$311,641	$65,958	$143,174	$627,211	628,617
Weighted average interest rate at December 26, 2000							8.74%

Totals	$49,326	$40,718	$54,851	$314,117	$66,965	$166,427	$692,404	$692,008

      The table below presents the notional amounts, pay rates, receive rates, maturity dates, and mark-to-market value of the Company’s interest rate swap agreements outstanding as of December 28, 1999 and December 26, 2000 (dollars in thousands):

Notional Amount	$4,076	$100,000	$5,000	$5,000	$10,000

Pay Rate	5.980%	5.790%	5.630%	5.530%	5.250%

Receive Rate	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR

Maturity Date	8/1/01	6/30/03	9/2/03	9/2/03	9/2/03

Mark-to-Market Value

December 28, 1999	$33	$3,040	$206	$222	$506
December 26, 2000	$3	$(283)	$38	$12	$123

Notional Amount	$5,000	$25,000	$25,000	$25,000	$25,000

Pay Rate	5.430%	7.210%	6.945%	6.935%	7.180%

Receive Rate	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR

Maturity Date	9/2/03	6/30/03	6/30/03	7/11/03	6/6/03
Mark-to-Market Value

December 28, 1999	$189	—	—	—	—
December 26, 2000	$25	$(950)	$(763)	$(803)	$(863)

      As the tables incorporate only those exposures that existed as of December 26, 2000, they do not consider those exposures or positions which could arise after that date. The change in the mark-to-market value of the interest swaps is a direct result of the change in the 30 day LIBOR rates as of December 28, 1999 and December 26, 2000. Moreover, because firm commitments are not presented in the tables above, the information presented herein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates.

Item 8.  Financial Statements and Supplementary Data

      The Company’s Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

      The following table sets forth certain information regarding the directors and executive officers of the Company as of March 11, 2001:

Name	Age	Position

Robert H. Dedman	75	Chairman of the Board
Robert H. Dedman, Jr.(1)(2)(3)	43	Chief Executive Officer, President and Director
James M. Hinckley(1)(2)(3)	45	Chief Operating Officer and Director
Patricia Dedman Dietz	45	Director
James L. Singleton(2)(3)	45	Director
Bahram Shirazi(2)(3)	37	Director
Jeffrey P. Mayer(1)(2)(3)	44	Chief Financial Officer
Terry A. Taylor(1)	45	Executive Vice President, Secretary and General Counsel
James E. Maser(1)	63	Executive Vice President
Mark W. Dietz	47	Executive Vice President
Patrick A. Corso	50	President, The Pinehurst Company
Frank C. Gore	51	Executive Vice President, ClubCorp USA, Inc.
Douglas T. Howe	43	Executive Vice President, ClubCorp USA, Inc.

(1)	Member of the Investment Committee
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee

     The Company Board is currently comprised of the Chairman of the Board and five directors. Three of the current directors and the Chairman were initially elected as directors in May 1999 and each such person was a director of ClubCorp’s predecessor. In connection with the Stockholders Agreement dated October 26, 1999, between The Cypress Group and certain Dedman Stockholders, three additional non-employee director positions were added to the Board. Two representatives of The Cypress Group, James L. Singleton and Bahram Shirazi, were initially elected to these positions in October 1999 and were re-elected in May 2000. Mr. Singleton and Mr. Shirazi will serve, at a minimum, until The Cypress Group no longer has its affiliation with the Company, as specified in the Stockholders Agreement. The Dedman Stockholders retain the right to appoint one additional non-employee director, as specified in the Stockholders Agreement. All employee directors and the Chairman of the Board hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Executive officers of the Company are elected by the Company Board and serve until their successors are duly elected and qualified.

Committees of the Board of Directors

      The Investment Committee consists of five executive officers of the Company and has been delegated the authority by the Company Board for a variety of matters, including the authority to approve certain acquisitions and dispositions. Where the Company Board desires to delegate certain authority to the Investment Committee and applicable law prevents the delegation of such authority to a committee that includes persons in addition to directors, the authority is exclusively delegated to the directors who are members of the Investment Committee.

      Effective May 2000, the Audit Committee consists of five directors and executive officers, of which two are non-employee directors. The Audit Committee previously consisted of two employee directors and two non-employee directors.

      Effective February 2000, the Board of Directors created the Compensation Committee consisting of five directors and executive officers, of which two must be non-employee directors.

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

      James M. Hinckley joined the Company in 1970 and since that time he has held various positions and offices with the Company. Mr. Hinckley has been a director of ClubCorp since 1989. Mr. Hinckley has also been the Chief Operating Officer of the Company since January 1998 and was previously Chief Operating Officer of all of the Company’s domestic operating subsidiaries. Mr. Hinckley is President of ClubCorp USA, Inc., and ClubCorp International, Inc.

      Patricia Dedman Dietz has been a director of ClubCorp since 1982. Ms. Dietz has been a psychotherapist in private practice for the last 16 years.

      James L. Singleton was initially elected as a director of ClubCorp in October 1999 and has been a Vice Chairman of The Cypress Group since its formation in April 1994. Prior to joining The Cypress Group, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. He is also a director of Cinemark USA, Inc., Danka Business Systems PLC, Genesis Health Ventures, Inc., WESCO International, Inc. and Williams Scotsman, Inc.

      Bahram Shirazi was initially elected as a director of ClubCorp in October 1999, is currently a Managing Director of The Cypress Group, and has been with The Cypress Group since its formation in April 1994. Prior to joining The Cypress Group, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc. He is also a director of FNC Holdings, Inc., parent of Frank’s Nursery & Crafts, Inc.

Executive Officers

      Jeffrey P. Mayer joined the Company in April 2000 as Chief Financial Officer. Prior to joining the Company, Mr. Mayer served in various senior management positions with Bristol Hotels and Resorts from 1996 to 2000, most recently as Executive Vice President and Chief Financial Officer. Mr. Mayer served as Senior Vice President, Corporate Controller and Chief Accounting Officer of Host Marriott Corporation (formerly Marriott Corporation) from 1993 to 1996.

      Terry A. Taylor has been Secretary and General Counsel of ClubCorp since 1990. Effective August 1998, Mr. Taylor became an Executive Vice President of the Company. Mr. Taylor was a director of ClubCorp from January 1994 to July 1998.

      James E. Maser has been associated with the Company since 1965 and was a director from 1971 to July 1998.

      Mark W. Dietz has been an Executive Vice President of ClubCorp since January 1995. Mr. Dietz was a director of the Company from 1986 to 1998.

      Patrick A. Corso was named President of The Pinehurst Company in May 2000, and has held various positions and offices since joining the Company in 1985, including being named as President of Pinehurst in 1987 and Executive Vice President of the Company’s resorts division in 1994.

      Frank C. Gore joined the Company in 1978 and since that time he has held various positions and offices with the Company. Mr. Gore was promoted to Executive Vice President of ClubCorp USA, Inc. in 1987.

      Douglas T. Howe joined the Company in 1975 and has served in various positions and offices related to the Company’s operations in that time. Mr. Howe was promoted to Executive Vice President of ClubCorp USA, Inc in 1995.

      Robert H. Dedman, Jr. and Patricia Dedman Dietz are siblings and are the children of Robert H. Dedman. Mark W. Dietz is the spouse of Patricia Dedman Dietz and the son-in-law and brother-in-law of Robert H. Dedman and Robert H. Dedman, Jr. respectively.

Item 11.  Executive Compensation

Summary Compensation Table

      The following table sets forth the compensation paid by ClubCorp to its chief executive officer and its four other most highly compensated executive officers (collectively, the “Named Executive Officers”) during the years ended December 29, 1998, December 28, 1999 and December 26, 2000:

Summary Compensation Table (3)(4)

					Long-Term
	Annual Compensation				Compensation

				Other Annual	Securities Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)	Options(2)	Compensation(5)

Robert H. Dedman, Jr.	2000	$535,600	$—	$—	118,000	$2,100(6)
Chief Executive Officer,	1999	515,000	191,374	—	—	2,899(6)
President and Director	1998	498,077	350,165	—	240,000	4,800(6)
James M. Hinckley	2000	370,200	—	—	56,100	2,100(6)
Chief Operating Officer	1999	341,806	142,442	—	—	2,898(6)
and Director	1998	330,574	247,590	—	110,000	4,513(6)
Patrick A. Corso	2000	224,423	139,125	—	25,100	12,083(7)
President,	1999	200,000	164,782	—	—	12,842(7)
The Pinehurst Company	1998	180,000	131,183	—	33,000	13,975(7)
Frank C. Gore	2000	225,000	118,755	—	25,100	1,393(6)
Executive Vice President,	1999	200,850	116,348	—	—	2,825(6)
ClubCorp USA, Inc.	1998	194,250	125,416	—	33,000	1,600(6)
Robert H. Dedman	2000	342,689	—	—	—	—
Chairman of the Board	1999	342,689	—	—	—	—
and Founder	1998	341,371	1,318	—	—	—

(1)	There was no other annual compensation equal to the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer in 1998, 1999 or 2000.
(2)	Reflects options to acquire Common Stock of the Company granted pursuant to the ClubCorp Omnibus Stock Plan.
(3)	There were no restricted stock awards for 1998, 1999 or 2000 and there were no unvested restricted stock awards as of December 26, 2000.
(4)	There were no payouts of long-term compensation for 1998, 1999 or 2000.
(5)	The Company’s Plan and Amended Plan permit eligible employees to purchase participation interests through payroll deductions. In addition, ClubCorp contributes an amount that vests over time on each participant’s behalf equal to 20% (the “Basic Matching Contribution”) and up to an additional 30% (the “Discretionary Matching Contribution”) of the participant’s contribution. All contributions to the Plan or Amended Plan are invested in Common Stock (except for contributions temporarily invested in cash pending investment in Common Stock, to process Plan distributions or to pay direct Plan expenses).
(6)	Represents Basic Matching Contributions and Discretionary Matching Contributions made by ClubCorp on the individual’s behalf pursuant to the Plan in 1998 and the Amended Plan in 1999 and 2000.
(7)	Represents Basic Matching Contributions and Discretionary Matching Contributions of $4,000 in 1998, $2,867 in 1999, and $2,273 in 2000 made by ClubCorp on Mr. Corso’s behalf pursuant to the Plan in 1998 and the Amended Plan in 1999 and 2000. Also includes auto allowance of $9,455 in 1998, $9,975 in 1999 and $9,290 in 2000, and miscellaneous expenses of $520 in 1998 and 2000, made by ClubCorp on Mr. Corso’s behalf.

SAR Exercise and Value Table

      The following table summarizes for each Named Executive Officer the aggregated SAR exercises during the fiscal year ended December 26, 2000 and the value of all SARs for each Named Executive Officer as of December 26, 2000:

Aggregated SAR Exercises

			Number of Shares		Value of
			Of Common Stock		Unexercised
			Underlying Exercised		In-the-Money SARs
			SARs at Year-End		At Year-End
Shares
	Acquired	Value
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert H. Dedman, Jr.	—	$—	—	—	$—	$—
James M. Hinckley (1)
Grant of January 1, 1990	6,000	62,820	—	—	—	—
Patrick A. Corso	—	—	—	—	—	—
Frank C. Gore	—	—	—	—	—	—
Robert H. Dedman	—	—	—	—	—	—

(1)	These SARs were awarded under the Club Corporation of America (renamed ClubCorp USA, Inc.) Stock Appreciation Rights Program. They vested over a ten year period with 10% of each SAR vesting on each anniversary of the date of grant. Except under certain circumstances, such as termination of the executive’s employment, no payout was made until a SAR was fully vested (i.e., ten years after the date of grant).

Option Grants in Last Fiscal Year Table

      The following table summarizes for each Named Executive Officer, each grant of stock options during the fiscal year ended December 26, 2000:

Option Grants in Last Fiscal Year

Individual Grants

		Percent of
	Number of	Total
	Securities	Options
	Underlying	Granted to	Exercise
	Options	Employees in	or Base		Grant Date
Name	Granted (1)	Fiscal Year (1)	Price	Expiration Date	Fair Value (2)

Robert H. Dedman, Jr.	118,000	8.63%	$17.71	2/28/10	$1,328,600
James M. Hinckley	56,100	4.10	17.71	2/28/10	631,700
Patrick A. Corso	25,100	1.84	17.71	2/28/10	282,600
Frank C. Gore	25,100	1.84	17.71	2/28/10	282,600
Robert H. Dedman	—	—	—	—	—

(1)	The ClubCorp Omnibus Stock Plan (the “Omnibus Stock Plan”) was adopted to be effective February 1998. The Omnibus Stock Plan provides for granting to key employee partners options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting will be determined at the time of grant and will generally be three to five years. The initial grant was 1,739,000 options with a five year vesting and a ten year expiration date. A total of 1,367,150 options were granted in 2000. None of these options are currently exercisable.
(2)	Fair value was calculated using the Black-Scholes option pricing model. Use of this model should not be viewed in any way as a forecast of the future performance of the Company’s Common Stock, which will be determined by future events and unknown factors. The estimated values under the Black-Scholes model are based upon the following assumptions as to variables: interest rate (6.37%), stock price volatility (40%), dividend yield (0) and term (10 years).

Aggregated Option Exercises and Fiscal Year-End Option Value Table

      The following table summarizes for each Named Executive Officer, each exercise of stock options during the fiscal year ended December 26, 2000 and the fiscal year-end value of unexercised options:

Aggregated Option Exercises and Year-End Option Values

			Number of Shares		Value of
			Of Common Stock		Unexercised
			Underlying Exercised		In-the-Money Options
			Options at Year-End		At Year-End(1)(2)(3)
	Shares
	Acquired On	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert H. Dedman, Jr.	—	$—	334,000	404,000	$1,377,800	$1,291,000
James M. Hinckley	—	—	256,000	290,100	1,236,700	1,196,800
Patrick A. Corso	—	—	67,300	90,800	316,400	334,500
Frank C. Gore	—	—	69,800	88,300	329,800	317,900
Robert H. Dedman	—	—	—	—	—	—

(1)	The ClubCorp Inc. Executive Stock Option Plan (the “Executive Option Plan”) was adopted on August 31, 1995. The Executive Option Plan provides for granting options to purchase shares of Common Stock to key management personnel at a price not less than the fair market value at the date of grant. The options fully vest the end of ten years from the date the option is granted. The Executive Option Plan provides for accelerated vesting, not to exceed 10% per year, if the employee maintains a certain performance level as defined in the Executive Option Plan. Each of the Named Executive Officers met the required performance level defined in the Executive Option Plan for 1998, 1999 and 2000. Thus, approximately 50% of the shares granted are vested and exercisable, dependent upon the year of grant.
(2)	The ClubCorp Inc. Omnibus Stock Plan (the “Omnibus Stock Plan”) was effective February 1998. The Omnibus Stock Plan provides for granting to key employee partners options to purchase shares of Common Stock at a price not less than fair market value at the date of grant. The vesting is determined at the time of grant and is generally three to five years with a ten year expiration date.
(3)	Based upon the fair market value as of December 26, 2000, of $16.02 per share.

Compensation of Directors

      Directors who are not officers of the Company receive $200 for each ClubCorp board meeting attended and reimbursement of travel expenses to attend such meetings.

Compensation Committee Interlocks and Insider Participation

      Effective February 2000 the Board of Directors created the Compensation Committee consisting of five directors and executive officers, of which two must be non-employee directors. The Compensation Committee currently consists of Mr. Dedman, Jr., Mr. Hinckley, Mr. Mayer, Mr. Singleton and Mr. Shirazi. The Compensation Committee is responsible for establishing the compensation of the Company’s directors and executive officers.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information concerning the beneficial ownership of ClubCorp’s Common Stock, as of March 11, 2001, by (i) each Named Executive Officer, (ii) each person or group known by ClubCorp to be the beneficial owner of more than 5.0% of the outstanding Common Stock, (iii) each director of ClubCorp and (iv) all directors and executive officers of ClubCorp as a group:

	Shares of Common Stock
	Beneficially Owned

Name	Number	Percentage

Robert H. Dedman(1)(3)	43,280,061	46.0%
The Cypress Group(2)(4)	15,075,000	15.8
James L. Singleton(2)(4)(8)	15,075,000	15.8
Robert H. Dedman, Jr.(1)(5)	13,939,958	14.8
Patricia Dedman Dietz(1)(6)	13,660,472	14.5
Mark W. Dietz(1)(7)	13,660,472	14.5
James M. Hinckley(1)(9)	323,444	*
Frank C. Gore(1)(9)	89,625	*
Patrick A. Corso(1)(9)	77,300	*
Bahram Shirazi(2)	—	*
All directors and executive officers as a group (13 persons)(10)	86,645,925	90.2

*	less than 1.0%
(1)	Such person’s address is 3030 LBJ Freeway, Suite 700, Dallas, Texas 75234.
(2)	Such entity’s or person’s address is 65 East 55th Street, New York, New York 10022.
(3)	Includes 110,485 shares pledged to a not-for-profit institution.
(4)	Includes 11,880,303, 1,485,557, 114,646, 505,051, and 76,943 shares owned by Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners II L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd., respectively. Includes 855,563, 107,325, 8,100, 36,450, and 5,062 shares of Common Stock issuable upon exercise of stock warrants that may be exercised within 60 days of this report to Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners II L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd., respectively.
(5)	Includes 12,841,133 shares owned by trusts for the benefit of Robert H. Dedman, Jr., 10,939 shares owned by Robert H. Dedman, Jr.’s wife, Rachael Dedman, 2,496 shares owned by trusts for the benefit of Robert H. Dedman, Jr.’s minor child, Catherine Elizabeth, and 372,000 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of this report. Excludes 12,935,433 shares owned by trusts for the benefit of Patricia Dedman Dietz and 67,361 owned by trusts for the benefit of the Dietz’s minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Robert H. Dedman, Jr. serves as a trustee and shares voting and investment power.
(6)	Includes 13,828 shares and 22,000 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of this report owned by Patricia Dedman Dietz’s husband, Mark W. Dietz, 12,935,433 shares owned by trusts for Mrs. Dietz’s benefit, 67,361 shares owned by trusts for the benefit of the Dietz’s minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Mrs. Dietz is a trustee and shares voting and investment power. Excludes 12,841,133 shares owned by trusts for the benefit of Robert H. Dedman, Jr., for which Mrs. Dietz is a trustee and shares voting and investment power.
(7)	Includes 621,850 shares owned by Mark W. Dietz’s wife, Patricia Dedman Dietz, 12,935,433 shares owned by trusts for the benefit of Mrs. Dietz, 67,361 shares owned by trusts for the benefit of the Dietz’s minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which

Mrs. Dietz is a trustee and shares voting and investment power and 22,000 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of this report.
(8)	Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners II L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd. are controlled by The Cypress Group L.L.C. or affiliates thereof. Certain executives of The Cypress Group L.L.C., may be deemed to share beneficial ownership of the shares shown as beneficially owned by these entities.
(9)	Includes 294,000, 79,800, and 77,300 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of this report for Mr. Hinckley, Mr. Gore and Mr. Corso, respectively.

(10)	Includes 2,011,600 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of this report for executive officers and directors of ClubCorp, Inc.

     Robert H. Dedman and his family currently own approximately 75% of the Common Stock. The holders of a majority of the Common Stock can elect all of ClubCorp’s directors and approve or disapprove certain fundamental corporate transactions, including a merger or sale of all of the Company’s assets, subject to the terms of the Shareholder Rights Agreement entered into with The Cypress Group. The transfer of a substantial portion of Mr. Dedman’s Common Stock, including a transfer upon his death, could result in a change in control of the Company and could affect the management or direction of the Company.

Item 13.  Certain Relationships and Related Transactions

      During the period from January 1, 2000, to March 11, 2001, Jeffrey P. Mayer, Chief Financial Officer, purchased 10,000 shares of Common Stock for consideration of $170,500, a trust for the benefit of James E. Maser, Executive Vice President, sold 88,000 shares of Common Stock for consideration of approximately $1.4 million, and Patrick A. Corso, President of The Pinehurst Company, sold 13,870 shares of Common Stock for consideration of approximately $236,000. These transactions were made at the then-current fair market value and the shares sold were purchased by the Company.

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following audited Consolidated Financial Statements of ClubCorp and its subsidiaries as of December 28, 1999 and December 26, 2000, and for the years ended December 29, 1998, December 28, 1999, and December 26, 2000 are included in this Annual Report on Form 10-K, beginning on Page F-1:

Independent auditors’ report

Consolidated balance sheet

Consolidated statement of operations

Consolidated statement of stockholders’ equity and comprehensive income (loss)

Consolidated statement of cash flows

Notes to consolidated financial statements

(a)(2)	All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

(a)(3)	See Index to Exhibits on page 37. Exhibits 10.1 through 10.3, 10.5 through 10.12, 10.19 through 10.24, and 10.26 and 10.27 are compensatory plans.

(b)     Reports on Form 8-K

Not applicable.

(c)     Exhibits

See Index to Exhibits on page 37.

(d)     Financial Statement Schedule

Not applicable.

Supplemental Information

      The Registrant has not furnished to its security holders an annual report covering the Registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders other than a proxy for the election of officers and directors at the annual shareholders meeting if the security holder did not plan to attend, which will be furnished to security holders subsequent to the filing of the annual report of this Form. This form of proxy will be supplementally provided to the Securities and Exchange Commission when sent to shareholders.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLUBCORP, INC.

By:	/s/ Robert H. Dedman, Jr.

Robert H. Dedman, Jr.
Chief Executive Officer
and President

By:	/s/ Jeffrey P. Mayer

Jeffrey P. Mayer
Chief Financial Officer

By:	/s/ Charles A. Little

Charles A. Little
Senior Vice President and
Chief Accounting Officer

Date: March 26, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

* Robert H. Dedman, Sr.	Chairman of the Board	March 23, 2001

* Robert H. Dedman, Jr.	Chief Executive Officer, President and Director	March 23, 2001

* James M. Hinckley	Chief Operating Officer and Director	March 23, 2001

* Patricia Dedman Dietz	Director	March 23, 2001

* James L. Singleton	Director	March 23, 2001

* Bahram Shirazi	Director	March 23, 2001

By: /s/ Charles A. Little Charles A. Little Attorney-in-Fact

*	Power of Attorney authorizing Charles A. Little to sign this annual report on Form 10-K on behalf of the directors and certain officers of the Company is being filed with the Securities and Exchange Commission.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1*	Articles of Incorporation, as amended, of ClubCorp, Inc.
3.2*	Bylaws, as amended, of Club Corporation International
4.1*	Specimen Certificate evidencing Common Stock of Club Corporation International
4.2~~	Certificate of Incorporation of ClubCorp, Inc.
4.3**	Bylaws of ClubCorp, Inc.
10.1~	ClubCorp Employee Stock Ownership Plan
10.2*	Club Corporation of America Stock Appreciation Rights Program
10.3ˆˆ	ClubCorp Comprehensive Compensation Plan
10.4*	Form of Stockholder Agreement for Club Corporation International
10.5~	ClubCorp Employee Stock Ownership Trust
10.6ˆ	Club Corporation International Executive Stock Option Plan
10.7***	First Amendment to the Club Corporation International Executive Stock Option Plan
10.8#	Second Amendment to the Club Corporation International Executive Stock Option Plan
10.9~	Third Amendment to the Club Corporation International Executive Stock Option Plan
10.10ˆˆˆ	Club Corporation International Omnibus Stock Plan
10.11~	First Amendment to the Club Corporation International Omnibus Stock Plan
10.12~	First Amendment to the ClubCorp Employee Stock Ownership Plan and ClubCorp Employee Stock Ownership Trust
10.13~~	$200,000,000 Credit Agreement among ClubCorp, Inc. and Certain Lenders dated March 29, 1999
10.14~	Form of Stock Purchase Agreement dated February 10, 1999 between Meditrust Corporation, Meditrust Operating Company and Golf Acquisitions, L.L.C.
10.15~~~	Form of First Amendment and Restated Credit Agreement among ClubCorp, Inc. and certain lenders For $650,000,000 dated September 24, 1999
10.16##	Stock Purchase Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October 26, 1999
10.17##	Stockholders Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October 26, 1999
10.18##	Form of Warrant to Purchase Common Stock of ClubCorp, Inc.
10.19@	2000 ClubCorp Comprehensive Compensation Plan
10.20###	Fourth Amendment to ClubCorp, Inc. Executive Stock Option Plan
10.21###	Second Amendment to ClubCorp, Inc. Omnibus Stock Plan
10.22	Second Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.23	Third Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.24	Fourth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.25	Form of Second Amendment to First Amended and Restated Credit Agreement among ClubCorp, Inc. and certain lenders dated December 20, 2000
10.26	Fifth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.27	Sixth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
21.1	Subsidiaries of ClubCorp, Inc.
23.1	Consent of KPMG LLP
23.2	Consent of Houlihan Lokey Howard and Zukin Financial Advisors, Inc.
24.1	Power of Attorney

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-83496)
**	Incorporated by reference to the Company’s Post-Effective Amendment No. 1 to Form S-8 (Registration Nos. 33-89818, 33-96568, 333-08041, 333-57107 and 333-52612)
***	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995
ˆ	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 33-96568)
ˆˆ	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-08041)
ˆˆˆ	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-57107)
#	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended June 17, 1998
~	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1998
~~	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 23, 1999
~~~	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 7, 1999
##	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1999
@	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 21, 2000
###	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 5, 2000

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

ClubCorp, Inc.:

We have audited the consolidated financial statements of ClubCorp, Inc. and subsidiaries as listed in the accompanying index at Item 14. These consolidated financial statements are the responsibility of ClubCorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClubCorp, Inc. and subsidiaries as of December 28, 1999 and December 26, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Dallas, Texas

February 23, 2001

ClubCorp, Inc.

Consolidated Balance Sheet

December 28, 1999 and December 26, 2000
(Dollars in thousands, except share amounts)

	1999	2000

Assets

Current assets:
Cash and cash equivalents	$36,606	$24,771
Membership and other receivables, net	109,391	122,158
Inventories	22,937	23,369
Other assets	16,213	20,517

Total current assets	185,147	190,815
Property and equipment, net	1,122,369	1,295,435
Other assets	239,014	259,331

Total assets	$1,546,530	$1,745,581

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$76,063	$78,315
Long-term debt - current portion	57,867	49,326
Other liabilities	106,120	116,181

Total current liabilities	240,050	243,822
Long-term debt	454,258	643,078
Other liabilities	118,069	143,284
Membership deposits	96,365	104,757
Redemption value of common stock held by benefit plan	72,835	66,379

Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 94,436,903 outstanding at December 28, 1999, and 94,105,475 outstanding at December 26, 2000	996	996
Additional paid-in capital	160,408	161,684
Accumulated other comprehensive income (loss)	841	(4,080)
Retained earnings	449,840	439,802
Treasury stock, 5,157,505 shares at December 28, 1999, and 5,488,933 shares at December 26, 2000	(47,132)	(54,141)

Total stockholders’ equity	564,953	544,261

Total liabilities and stockholders’ equity	$1,546,530	$1,745,581

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Operations

Years Ended December 29, 1998, December 28, 1999 and December 26, 2000
(Dollars in thousands, except per share amounts)

	1998	1999	2000

Operating revenues	$861,053	$1,035,779	$1,068,830
Operating costs and expenses	662,320	806,010	843,319
Depreciation and amortization	54,161	73,458	89,969
Selling, general and administrative expenses	73,975	83,355	85,388
Impairment losses (Note 1)	-	13,483	9,420

Operating income	70,597	59,473	40,734
Gain (loss) on divestitures and disposal of assets	(5,718)	3,048	(7,622)
Interest and investment income	8,780	4,278	2,996
Interest expense	(29,365)	(43,828)	(56,796)
Other income (expense)	1,025	-	(810)

Income (loss) from operations before income taxes, minority interest and extraordinary item	45,319	22,971	(21,498)
Income tax (provision) benefit	(5,807)	(11,756)	3,400
Minority interest	-	411	1,604

Income (loss) before extraordinary item	39,512	11,626	(16,494)
Extraordinary item — loss on extinguishment of debt, net of income taxes of $634	(1,176)	-	-

Net income (loss)	$38,336	$11,626	$(16,494)

Basic and diluted earnings (loss) per share:
Income (loss) before extraordinary item	$.46	$.13	$(.17)
Extraordinary item — loss on extinguishment of debt	(.01)	-	-

Net income (loss)	$.45	$.13	$(.17)

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
Years Ended December 29, 1998, December 28, 1999 and December 26, 2000
(Dollars in thousands, except share amounts)

	Preferred stock
	(150,000,000 shares
	authorized, par		Common stock (250,000,000 shares
	value $.01 per share)		authorized, par value $.01 per share)

				Treasury
	Shares	Shares	Shares	Stock	Shares	Par
	Issued	Outstanding	Issued	Shares	Outstanding	Value

Balances at December 31, 1997	-	-	90,219,408	5,215,569	85,003,839	$902
Purchase of treasury stock	-	-	-	506,549	(506,549)	-

Stock issued in connection with:
Purchases by benefit plan	-	-	-	(11,084)	11,084	-
Bonus plans	-	-	-	(71,935)	71,935	-
Exercise of stock options	-	-	-	(49,500)	49,500	-

Comprehensive income:
Net income	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-
Total comprehensive income
Change in redemption value of common stock held by benefit plan	-	-	-	-	-	-

Balances at December 29, 1998	-	-	90,219,408	5,589,599	84,629,809	$902
Purchase of treasury stock	-	-	-	265,221	(265,221)	-

Stock issued in connection with:
Purchase by investment group, net	-	-	9,375,000	-	9,375,000	94
Acquisition	-	-	-	(597,533)	597,533	-
Bonus plans	-	-	-	(84,782)	84,782	-
Exercise of stock options	-	-	-	(15,000)	15,000	-

Comprehensive income:
Net income	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-
Total comprehensive income
Change in redemption value of common stock held by benefit plan	-	-	-	-	-	-

Balances at December 28, 1999	-	-	99,594,408	5,157,505	94,436,903	$996

Purchase of treasury stock	-	-	-	523,069	(523,069)	-

Stock issued in connection with:
Purchases by benefit plan	-	-	-	(32,258)	32,258	-
Purchase by executive	-	-	-	(10,000)	10,000	-
Bonus plans	-	-	-	(54,383)	54,383	-
Exercise of stock options	-	-	-	(95,000)	95,000	-

Comprehensive loss:
Net loss	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-
Total comprehensive loss
Value of options granted to non-employees	-	-	-	-	-	-
Change in redemption value of common stock held by benefit plan	-	-	-	-	-	-

Balances at December 26, 2000	-	-	99,594,408	5,488,933	94,105,475	$996

See accompanying notes to consolidated financial statements.

	Accumulated
	Other
Additional	Comprehensive			Total
Paid-in	Income	Retained	Treasury	Stockholders’
Capital	(Loss)	Earnings	Stock	Equity

$10,607	$260	$419,061	$(42,215)	$388,615
-	-	-	(7,606)	(7,606)
78	-	-	94	172
436	-	-	584	1,020
84	-	-	421	505
-	-	38,336	-	38,336
-	(379)	-	-	(379)

				37,957
-	-	(11,627)	-	(11,627)

$11,205	$(119)	$445,770	$(48,722)	$409,036
-	-	-	(4,514)	(4,514)
143,895	-	-	-	143,989
4,717	-	-	5,202	9,919
570	-	-	771	1,341
21	-	-	131	152
-	-	11,626	-	11,626
-	960	-	-	960

				12,586
-	-	(7,556)	-	(7,556)

$160,408	$841	$449,840	$(47,132)	$564,953
-	-	-	(8,735)	(8,735)
239	-	-	311	550
74	-	-	96	170
368	-	-	394	762
37	-	-	925	962
-	-	(16,494)	-	(16,494)
-	(4,921)	-	-	(4,921)

				(21,415)
558	-	-	-	558
-	-	6,456	-	6,456

$161,684	$(4,080)	$439,802	$(54,141)	$544,261

ClubCorp, Inc.

Consolidated Statement of Cash Flows

Years Ended December 29, 1998, December 28, 1999 and December 26, 2000
(Dollars in thousands)

	1998	1999	2000

Cash flows from operations:
Net income (loss)	$38,336	$11,626	$(16,494)

Adjustments to reconcile net income (loss) to cash flows provided from operations:
Depreciation and amortization	54,161	73,458	89,969
Impairment losses	-	13,483	9,420
Loss (gain) on divestitures and disposal of assets	5,718	(3,048)	7,622
Minority interest in net loss of subsidiaries	-	(411)	(1,604)
Extraordinary item - loss on extinguishment of debt	1,810	-	-
Equity in earnings of joint ventures	(1,007)	(1,991)	(399)
Amortization of discount on membership deposits	8,344	6,686	8,920
Deferred income taxes	2,898	7,858	(6,888)
Decrease in real estate held for sale	9,265	10,512	21,336
Increase in membership and other receivables, net	(9,271)	(13,245)	(15,036)
Increase in accounts payable and accrued liabilities	2,000	15,641	1,402
Increase (decrease) in deferred income	12,770	(15,503)	655
Increase in deferred membership revenues	11,133	10,753	10,130
Other	(20,267)	(12,056)	13,274

Cash flows provided from operations	115,890	103,763	122,307

Cash flows from investing activities:
Additions to property and equipment	(100,035)	(129,624)	(167,716)
Development of new facilities	(19,120)	(31,813)	(51,187)
Development of real estate ventures	(8,575)	(18,442)	(22,681)
Acquisition of facilities	(9,038)	(265,507)	(34,667)
Investment in affiliates	(21,930)	(42,947)	(6,517)
Proceeds from disposition of subsidiaries and assets, net	10,768	11,368	11,966
Other	7,243	1,934	(1,048)

Cash flows used by investing activities	(140,687)	(475,031)	(271,850)

Cash flows from financing activities:
Borrowings of long-term debt	238,959	262,679	187,343
Repayments of long-term debt	(232,709)	(71,307)	(44,696)
Discounted value of membership deposits received, net	3,549	1,533	2,114
Treasury stock transactions, net	(7,101)	(4,362)	(7,773)
Proceeds from sale of stock, net	172	143,989	720
Dividend paid to minority shareholder of financial services segment	(4,150)	-	-

Cash flows provided from (used by) financing activities	(1,280)	332,532	137,708

Total net cash flows	(26,077)	(38,736)	(11,835)

Cash and cash equivalents at beginning of year	101,419	75,342	36,606

Cash and cash equivalents at end of year	$75,342	$36,606	$24,771

See accompanying Notes 1, 2, 7, and 15 for supplemental disclosures of non-cash activities and cash paid for interest and income taxes.

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Note 1. Summary of significant accounting policies

Consolidation

The Consolidated Financial Statements include the accounts of ClubCorp, Inc. (Parent) and its subsidiaries (collectively ClubCorp). All material intercompany balances and transactions have been eliminated.

Investments in affiliates for which ClubCorp does not have operational or financial control are accounted for on the equity method. Under the equity method, original investments are recorded at cost and adjusted by dividends received and ClubCorp’s share of the undistributed earnings or losses of these affiliates (Note 3). The investment balances are included in other non-current assets in the accompanying Consolidated Balance Sheet.

No minority interest is recorded for minority stockholders of four country clubs, four golf clubs in development, one resort subsidiary and two real estate development subsidiaries because of deficit capital positions. Minority stockholders’ share of these entities’ cumulative and 2000 losses which approximate $8,751,000 and $2,908,000, respectively, have been recognized by ClubCorp. Future positive earnings of these subsidiaries will be recognized by ClubCorp to the extent of minority interest losses previously absorbed.

Nature of operations

ClubCorp is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, has historically operated in one distinct business industry, hospitality services. ClubCorp’s operations in the hospitality industry involve the operation of country club and golf facilities, business and sports clubs and resorts through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements. Other ClubCorp operations include sales of real estate.

Fiscal year

ClubCorp’s fiscal year consists of a 52/53 week fiscal year ending on the last Tuesday of December. ClubCorp’s 1998, 1999 and 2000 fiscal years are comprised of the 52 weeks ended December 29, 1998, December 28, 1999 and December 26, 2000.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

ClubCorp’s policy is to invest cash in excess of operating requirements in income producing investments. For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include cash on hand and interest-bearing deposits in financial institutions, substantially all of which have maturities of 180 days or less. Cash equivalents at December 28, 1999 and December 26, 2000 were approximately $8,898,000 and $4,070,000, respectively.

Membership, other receivables, and long-term receivables

Membership, other receivables and other long-term receivables, which are included in Other assets on the Consolidated Balance Sheet, are recorded net of an allowance for doubtful accounts of $7,537,000, $6,062,000 and $7,275,000, for the years ended December 29, 1998, December 28, 1999 and December 26, 2000, respectively. Amounts charged to bad debt expense were $3,460,000, $4,747,000 and $4,893,000 and amounts written off were $5,736,000, $6,222,000 and $3,680,000 for each of the years ended December 29, 1998, December 28, 1999 and December 26, 2000, respectively.

Inventories

Inventories, which consist primarily of food and beverage and merchandise held for resale, are stated at the lower of cost (weighted average cost) or market value.

Impairment of long-lived assets

Long-lived assets and certain identifiable intangibles to be held and used and to be disposed of by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

ClubCorp assesses the recoverability of long-lived assets to be held and used by determining whether the recorded balance can be recovered over its remaining life through estimated future cash flows. If it is determined that impairment exists, the fair value for purposes of calculating the impairment is measured based on discounted future operating cash flows using a risk-adjusted discount rate. As a result of current and historical operating losses, ClubCorp evaluated the recoverability of the long-lived assets at a resort and recorded an impairment loss of $13,483,000 for the year ended December 28, 1999. Impaired assets identified were property and equipment including land improvements and buildings. For the year ended

ClubCorp, Inc.

(Note 1 continued)

December 26, 2000, ClubCorp evaluated the recoverability of the long-lived assets to be held and used at a business club and recorded an impairment loss of $692,000. Impaired assets identified were property and equipment including leasehold improvements.

Prior to December 26, 2000, management approved plans to dispose of certain facilities in various segments during 2001 and recorded an impairment loss to write down the carrying value of six of these golf facilities based on the estimated sales values. The Company assessed impairment of each individual property to be sold on the basis of the expected sales price less estimated cost of disposal. Impaired assets identified were property and equipment including buildings and land improvements for an impairment loss of $8,728,000 for the year ended December 26, 2000.

The carrying value of net assets to be disposed of as of December 26, 2000 was $72,611,000. Operating income (loss) before impairment loss for these six facilities for the years ended December 29, 1998, December 28, 1999 and December 26, 2000 was $303,000, ($121,000) and $510,000, respectively.

Intangible assets

Identifiable intangible assets represent primarily the excess cost over fair value of net assets of businesses acquired and public golf leasehold interests which are amortized using the straight-line method over 20 to 40 years.

Property and equipment

Property and equipment is stated at cost. Land and land improvements include non-depreciable golf course improvements including fairways, roughs and trees.

ClubCorp capitalizes costs which both materially add value and appreciably extend the useful life of an asset. With respect to golf course improvements, only costs associated with original construction, complete replacements, or the addition of new trees, sandtraps, fairways or greens are capitalized. All other related costs are expensed as incurred.

Depreciation is provided primarily using the straight-line method based on the following estimated useful lives:

Depreciable land improvements	10 – 20 years
Building and recreational facilities	40 years
Furniture and fixtures	3 – 10 years
Machinery and equipment	3 – 10 years

Leasehold improvements and assets under capital leases are amortized over the period of the respective leases using the straight-line method.

Real estate held for sale

Real estate held for sale consists primarily of land, land development costs and related amenities if they are to be left with the project upon completion. Costs are allocated to project components based on the specific identification method whenever possible. Otherwise, costs are allocated based on their relative sales value. At December 28, 1999 and December 26, 2000, real estate held for sale was $52,950,000 and $55,575,000, respectively, and is included in other non-current assets in the Consolidated Balance Sheet.

Sales of real estate generally are accounted for under the full accrual method. Under that method, a gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete.

Income taxes

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

Translation gains and losses are reported separately as a component of comprehensive income (loss). Realized foreign currency transaction gains and losses are reflected in the Consolidated Statement of Operations.

Treasury stock

Purchases of treasury stock are recorded at the cost of the shares acquired. When treasury stock is subsequently issued, the difference between the cost of shares issued, using the average cost method, and the sales price is charged or credited to additional paid-in capital.

Stock-based compensation

Stock-based compensation is accounted for using Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under

ClubCorp, Inc.

(Note 1 continued)

APB 25, if the exercise price of the options is greater than or equal to the market price at the date of grant, no compensation expense is recorded. ClubCorp has also adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-based Compensation” for options issued to employees (Note 12).

Revenue recognition

ClubCorp recognizes revenues from the following sources:

	1998	1999	2000

Membership fees and deposits	$24,156	$35,035	$40,368
Membership dues	283,014	306,722	323,710
Golf operations revenues	157,307	239,510	212,291
Food and beverage revenues	249,105	276,941	287,201
Lodging revenues	50,380	58,777	69,962
Other revenues	97,091	118,794	135,298

Total operating revenues	$861,053	$1,035,779	$1,068,830

Revenues from golf operations, lodging, food and beverage and merchandise sales are generally recognized at the time of sale or when the service is provided.

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

Membership deposits represent advance initiation deposits paid by members and are refundable a fixed number of years (generally 30) after the date of acceptance as a member. The difference between the amount of the membership deposit and the present value of the obligation is deferred and recognized as revenue on a straight-line basis over the average expected life of an active membership (currently six years for golf and resort facilities and five years for business and sports facilities). Nonrefundable initiation fees and related incremental direct selling costs of membership initiation deposits and fees (primarily commissions) are recorded in the same manner. The membership deposit liability accretes over the refundable term using the interest method. The accretion is included in interest expense in the accompanying Consolidated Statement of Operations.

At December 26, 2000, the amount of membership deposits contractually due and payable during the next five years is not significant.

Divestiture of subsidiaries

Gain (loss) on divestitures and disposal of assets includes gains and losses from the disposition and disposals of assets and subsidiaries. Subsidiaries are divested when management determines they will be unable to provide a positive contribution to cash flows from operations in future periods. Gains from divestitures are generally recognized in the period in which operations cease and losses are recognized when they become apparent.

Interest rate swap agreements

ClubCorp enters into interest rate swap agreements to limit exposure to fluctuations in interest rates related to long-term debt. ClubCorp accounts for these swap agreements by recording the net interest to be paid or received as an increase or reduction in interest.

Effective fiscal year 2001, ClubCorp adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivatives be recognized at fair value as either assets or liabilities on the balance sheet. The Statement, as amended, was effective for all quarters of fiscal years beginning after June 15, 2000. This Statement pertains to all of ClubCorp’s interest rate swaps, of which all qualify for cash flow hedge accounting. The impact was an increase in liabilities equal to the fair value of $3,461,000 and an increase in other comprehensive loss on December 27, 2000.

Earnings (loss) per share

The following table summarizes the weighted average number of shares used to calculate basic and diluted earnings (loss) per share:

	Years Ended

	December 29,	December 28,	December 26,
	1998	1999	2000

Weighted average shares outstanding	84,935,699	85,919,955	94,296,265

Incremental shares from assumed conversions:
Options	930,625	1,352,566	-
Warrants	-	29	-

Diluted weighted average shares	85,866,324	87,272,550	94,296,265

The weighted average shares outstanding used in the calculation of diluted earnings per share includes options and warrants to purchase common stock (Notes 9 and 12).

ClubCorp, Inc.

(Note 1 continued)

Diluted weighted average shares for the year ended December 26, 2000 excludes the assumed conversion of 1,221,183 options and warrants due to their antidilutive effect.

Reclassifications

Certain amounts previously reported have been reclassified to conform with the current year presentation.

Note 2. Acquisitions

During 1998, ClubCorp purchased substantially all of the assets of two country clubs.

During 1999, ClubCorp purchased the minority interest in a previously consolidated resort property, substantially all the assets of 29 golf facilities, including 22 from The Cobblestone Golf Group, one business facility and one real estate development subsidiary. The 29 golf facilities include 12 country clubs, 14 golf clubs and three public golf courses.

During 2000, ClubCorp purchased the remaining interest in a previously non-consolidated golf property and substantially all the assets of two public golf courses, one golf club under construction, one sports club and an international country club.

These acquisitions were accounted for using the purchase method and, accordingly, the acquired assets and liabilities were recorded based on their estimated fair values at the dates of acquisition. A summary of the combined assets and liabilities on the acquisition dates is as follows (dollars in thousands):

	1998	1999	2000

Inventories and other assets	$72	$16,937	$15,826
Property and equipment	7,627	313,095	69,176
Excess of cost over net assets acquired	1,530	1,804	-

Total assets acquired	$9,229	$331,836	$85,002

Accounts payable and accrued liabilities	$80	$4,963	$1,716
Long-term debt	111	39,705	28,380
Other liabilities	-	11,742	1,114

Total liabilities assumed	$191	$56,410	$31,210

Purchase price	$9,038	$275,426	$53,792

The purchase price generally represents cash paid for the acquired assets and liabilities. In 1999, the purchase price includes stock issued in connection with an acquisition in the amount of $9,919,000. In 2000, the purchase price includes the value of the investment in a previously non-consolidated golf property in the amount of $9,703,000 and notes receivable from two golf properties in the amount of $9,422,000.

The following unaudited proforma financial information for ClubCorp assumes the acquisitions in 1999 and 2000 occurred at the beginning of their respective acquisition year and the preceding year. This proforma summary does not necessarily reflect the results of operations as they would have occurred or the results which may occur in the future (dollars in thousands, except per share data):

	1999	2000

Operating revenues	$1,070,103	$1,081,013

Net income (loss)	$8,553	$(17,855)

Diluted earnings (loss) per share	$.10	$(.19)

Note 3. Investments in affiliates

ClubCorp’s investments in affiliates include joint ventures for the operation of three real estate developments, four country clubs, two golf clubs, two business clubs, common stock interests in two golf operating companies, ClubLink Corporation and PGA European Tour Courses, PLC and common and preferred stock interests in an Internet related venture, Lifecast.com. In addition, ClubCorp entered into a joint venture for the sole purpose of acquiring the Cobblestone properties in 1999 (Note 2).

A summary of the significant financial information of affiliated companies accounted for on the equity method is as follows (dollars in thousands):

	1999	2000

Cash	$27,853	$26,465
Property and equipment, net	331,066	387,442
Land held for resale	240	-
Other assets	96,322	83,616

Total assets	$455,481	$497,523

Long-term debt	$133,430	$134,657
Membership deposits	5,250	5,975
Other liabilities	90,042	40,204
Venturers’ capital	226,759	316,687

Total liabilities and venturers’ capital	$455,481	$497,523

Operating revenues	$116,660	$106,881
Operating income	$20,994	$6,291
Net income	$7,337	$1,582

ClubCorp’s equity in:
Venturers’ capital	$70,835	$63,750
Net income	$1,991	$399

ClubCorp, Inc.

Note 4. Fair value of financial instruments

Fair value estimates are made at a specific point in time, based on relevant information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time ClubCorp’s entire holdings of a particular financial instrument. Since no market exists for certain financial instruments, fair value estimates are based on management’s judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

At December 28, 1999 and December 26, 2000, ClubCorp’s estimate of fair value approximates the carrying value of its financial instruments except as noted below.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents

The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Long-term debt

Fair values for fixed rate, capital lease and other obligations are based on the discounted value of contractual cash flows using ClubCorp’s incremental borrowing rates for similar types of debt arrangements. The estimated fair value of these obligations was $58,185,000 and $63,391,000 at December 28, 1999 and December 26, 2000, respectively. The carrying value of these obligations was $67,182,000 and $65,193,000 at December 28, 1999 and December 26, 2000, respectively. ClubCorp’s fluctuating rate obligations’ carrying amounts approximate fair value.

Interest rate swaps

The estimated fair value of interest rate swaps was $4,153,000 and ($3,461,000) with notional amounts of $139,316,000 and $229,076,000 at December 28, 1999 and December 26, 2000, respectively. Fair value was based on quotes from the investment banks holding the swap agreements. The Company’s interest rate swaps have not been recorded in the accompanying Consolidated Balance Sheet (Note 1).

Membership deposits

The estimated fair value of membership deposits was $100,593,000 and $116,919,000 at December 28, 1999 and December 26, 2000, respectively. The carrying value at December 28, 1999 and December 26, 2000 of membership deposits was $96,365,000 and $104,757,000, respectively. The fair value of membership deposits is based on the discounted value of future maturities using ClubCorp’s incremental borrowing rate.

Note 5. Property and equipment

Property and equipment consists of the following at year-end (dollars in thousands):

	1999	2000

Land and land improvements	$528,466	$623,516
Buildings and recreational facilities	378,560	432,645
Leasehold improvements	112,570	110,643
Furniture and fixtures	118,107	131,078
Machinery and equipment	222,762	274,440
Construction in progress	104,050	126,981

	1,464,515	1,699,303
Accumulated depreciation and amortization	(342,146)	(403,868)

	$1,122,369	$1,295,435

Note 6. Current liabilities

Current liabilities consist of the following at year-end (dollars in thousands):

	1999	2000

Accounts payable	$35,610	$22,320
Accrued compensation and employee benefits	23,793	28,677
Other accrued liabilities	16,660	27,318

Accounts payable and accrued liabilities	76,063	78,315
Long-term debt-current portion	57,867	49,326
Deferred membership revenue	54,932	55,736
Other deferred revenue	20,715	20,343
Property taxes payable	17,569	23,832
Other current liabilities	12,904	16,270

Other liabilities	106,120	116,181

Total current liabilities	$240,050	$243,822

Note 7. Long-term debt and leases

Long-term borrowings are summarized below with weighted average interest rates of 8.74% at year-end 1999 and 2000,

ClubCorp, Inc.

(Note 7 continued)

and the range of maturity dates for debt outstanding at December 26, 2000 in parentheses (dollars in thousands):

	1999	2000

Notes payable to financial institutions:
Fixed rate (2001-2017)	$13,892	$10,592
Fluctuating rate (2001-2015)	444,943	627,211
Notes payable to developers and landlords - Fixed rate (2002-2013)	2,254	2,232
Capital lease obligations (2001-2043)	26,264	29,996
Other obligations (2001-2006)	24,772	22,373

	512,125	692,404
Less current portion	57,867	49,326

	$454,258	$643,078

The classifications above exclude interest rate swaps with a total notional balance of $229,076,000 at December 26, 2000. Under these agreements which mature from 2001 to 2003, ClubCorp will receive interest at the 30 day LIBOR rate and pay interest at rates ranging from 5.25% to 7.21%.

Certain real and personal property and equipment of Parent’s subsidiaries are pledged as collateral on their long-term debt.

On September 24, 1999, ClubCorp finalized a comprehensive refinancing agreement with a group of banks. The combined $650,000,000 refinancing agreement consists of a $350,000,000 revolving credit facility which matures in September 2004, a $100,000,000 term loan which matures in September 2004 and a $200,000,000 term loan which matures in March 2007. The interest rate is typically determined using a LIBOR-based pricing matrix as defined in the agreement. ClubCorp borrowed $519,113,000 under these new facilities to refinance debt, including $481,500,000 outstanding under the previous credit facilities. In December 2000, the Company finalized an amendment to the agreement that excludes certain subsidiary debt from the covenant calculations, revises certain financial covenants of the agreement, and increases the incremental margin by 0.25% through September 2001.

As of December 26, 2000, the amount outstanding under this agreement, including letters of credit of $13,069,000, was $576,044,000. Of this amount, $198,500,000 was at an interest rate of LIBOR plus 3.25%, $94,375,000 was at an interest rate of LIBOR plus 2.50% and $270,100,000 was at an interest rate of LIBOR plus 2.00%.

The amounts of long-term debt maturing in each of the four years subsequent to 2001 are as follows (dollars in thousands):

Year

2002	$40,718
2003	54,851
2004	314,117
2005	66,965

The provisions of certain subsidiary lending and lease agreements limit the amount of dividends that may be paid to Parent. Under the most restrictive of these limitations at December 26, 2000, approximately $14,160,000 of retained earnings was restricted from the declaration of dividends to Parent.

The amount of cash paid for interest in 1998, 1999 and 2000 was approximately $21,884,000 $33,315,000 and $51,829,000, respectively.

ClubCorp leases operating facilities under agreements ranging from 1 to 43 years. These agreements normally provide for minimum rentals plus executory costs. In some cases, ClubCorp must pay contingent rent generally based on a percentage of gross receipts or positive cash flow as defined in the lease agreements. Future minimum lease payments required at December 26, 2000 under operating leases for buildings and recreational facilities with initial noncancelable lease terms in excess of one year are as follows (dollars in thousands):

Year

2001	$25,196
2002	24,286
2003	23,335
2004	21,173
2005	17,379
Thereafter	114,813

Total future minimum payments required	$226,182

Total facility rental expense (including contingent rent) during 1998, 1999 and 2000 was $32,978,000, $40,487,000 and $38,235,000, respectively. Contingent rent during 1998, 1999 and 2000 was $5,085,000, $5,385,000 and $4,739,000, respectively.

ClubCorp, Inc.

Note 8.  Other liabilities

Other liabilities consist of the following at year-end (dollars in thousands):

	1999	2000

Deferred membership revenue	$97,640	$112,887
Insurance reserves	9,870	10,699
Other	10,559	19,698

Total other liabilities	$118,069	$143,284

Note 9. Stockholders’ equity

On December 1, 1999, ClubCorp sold 9,375,000 shares of common stock and 1,012,500 common stock purchase warrants for a price of $16 per share. The sale resulted in total proceeds of $150,000,000, net of issuance costs of $6,011,000. Each common stock purchase warrant allows the holder to purchase one share of common stock at $17 per share and is exercisable immediately through 2009. The value of these warrants is included in Additional paid-in capital and is not significant to ClubCorp’s Consolidated Balance Sheet. During the years ended December 28, 1999 and December 26, 2000, no common stock purchase warrants were redeemed. The stock purchase agreement includes a repurchase clause whereby ClubCorp could be required to repurchase a portion of the outstanding shares of common stock and common stock purchase warrants should certain events that are under ClubCorp’s control not occur.

Note 10.  Segment reporting

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

The primary sources of revenue for all segments are membership revenues, consisting of dues, fees and deposits, and food and beverage sales. Additionally, country club and golf facilities and resorts have significant golf operations revenue and resorts have significant lodging revenue.

Country club and golf facilities operations consist of domestic private country clubs, golf clubs and public golf facilities. Private country clubs provide at least one 18-hole golf course and various other recreational amenities that are open only to members and their guests. Golf clubs provide both private and public golf play and usually offer fewer other recreational amenities. Public golf facilities are open to the public and generally provide the same services as golf clubs.

Business and sports club operations consist of domestic business clubs, business/ sports clubs and sports clubs. Business clubs provide a setting for dining, business or social entertainment. Sports clubs provide a variety of recreational facilities and business/ sports clubs provide a combination of the amenities available at business clubs and sports clubs. All amenities offered above are available only to members and their guests.

Resorts offer a wide variety of amenities including golf courses, lodging and conference facilities, dining areas and other recreational facilities. Resorts are open to the public and offer optional membership.

Other operations consist of international and real estate operations. International operations include golf and business clubs located outside the United States. The primary sources of operating revenues are consistent with those of domestic golf and business clubs. Realty operations are comprised of residential real estate development and sales, primarily in areas adjacent to golf facilities. A majority of operating revenues are provided from real estate sales.

Corporate services consist of corporate overhead and intercompany eliminations made in consolidation between corporate services and other operating segments.

Management uses Adjusted EBITDA to monitor the performance of the Company and its facilities. Adjusted EBITDA consists of EBITDA, an industry standard calculation of earnings before interest, income taxes, depreciation and amortization, adjusted for net membership deposits and fees, a joint venture adjustment and excludes impairment loss. The joint venture adjustment is comprised of depreciation, amortization, interest, income taxes and net membership deposits and fees for joint venture entities at ClubCorp’s ownership percentage. Net membership deposits and fees represent the difference between current period sales (of deposits and fees) and revenue recognized (from deposits and fees) (Note 1).

Acquisitions and development of new facilities consist of the fair value of property and equipment for acquisitions at the date of purchase (Note 2) and cash paid for property and equipment related to the development of new facilities.

Additions to property and equipment consist of capital replacements and improvements at existing clubs.

ClubCorp, Inc.

(Note 10 continued)

Financial information for the segments is as follows (dollars in thousands)

	1998	1999	2000

Operating revenues:
Country club and golf facilities	$376,125	$459,034	$496,010
Business and sports clubs	257,810	267,924	258,276
Resorts	172,624	238,596	217,790

Total operating revenues for reportable segments	806,559	965,554	972,076
Other operations	30,541	50,567	80,407
Corporate services	23,953	19,658	16,347

Consolidated operating revenues	861,053	1,035,779	1,068,830

Depreciation and amortization:
Country club and golf facilities	29,152	42,829	50,458
Business and sports clubs	10,966	12,788	12,598
Resorts	9,675	10,486	14,388

Total depreciation and amortization for reportable segments	49,793	66,103	77,444
Other operations	1,552	1,289	2,241
Corporate services	2,816	6,066	10,284

Consolidated depreciation and amortization	54,161	73,458	89,969

Adjusted EBITDA:
Country club and golf facilities	96,262	119,430	123,473
Business and sports clubs	36,596	29,797	31,764
Resorts	30,572	48,729	41,274

Total Adjusted EBITDA for reportable segments	163,430	197,956	196,511
Other operations	(3,603)	1,997	18,375
Corporate services	(21,471)	(33,189)	(46,406)

Consolidated Adjusted EBITDA	138,356	166,764	168,480
Depreciation and amortization	(54,161)	(73,458)	(89,969)
Impairment losses (Note 1)	-	(13,483)	(9,420)
Net membership deposits and fees	(10,267)	(18,223)	(20,638)
Joint venture adjustment	(3,331)	(2,127)	(7,719)

Consolidated operating income	70,597	59,473	40,734

Acquisitions and development of new facilities:
Country club and golf facilities	19,688	288,553	87,129
Business and sports clubs	2,552	366	-
Resorts	-	12,674	-

Total acquisitions and development for reportable segments	22,240	301,593	87,129
Other operations	4,507	43,315	33,234
Corporate services	-	-	-

Acquisitions and development of new facilities for reportable segments	26,747	344,908	120,363

Additions to property and equipment:
Country club and golf facilities	36,767	49,079	70,228
Business and sports clubs	13,515	14,028	18,683
Resorts	38,338	57,761	55,228

Additions to property and equipment for reportable segments	88,620	120,868	144,139
Other operations	78	586	6,159
Corporate services	27,656	22,482	28,296

Consolidated additions to property and equipment	116,354	143,936	178,594

Total assets:
Country club and golf facilities	647,435	975,241	1,105,404
Business and sports clubs	187,589	189,340	190,686
Resorts	203,424	248,563	314,161

Total assets for reportable segments	1,038,448	1,413,144	1,610,251
Other operations	178,655	223,866	262,460
Corporate services	(106,945)	(90,480)	(127,130)

Consolidated total assets	$1,110,158	$1,546,530	$1,745,581

ClubCorp, Inc.

Note 11. International operations

ClubCorp’s international operations consist of the following (dollars in thousands):

	1998	1999	2000

Identifiable assets	$56,146	$116,468	$147,518

Operating revenues	$13,370	$17,649	$17,692

Income (loss) before income taxes, minority interest and extraordinary item	$(7,512)	$2,051	$3,794

Net income (loss)	$(7,567)	$1,267	$3,499

International operations are included in the Other operations category for segment reporting (Note 10) except for one resort property which is included in the Resorts segment.

Note 12. Benefit plans

ClubCorp maintains an employee stock ownership plan, known as the ClubCorp Employee Stock Ownership Plan. Eligible employees have the opportunity to invest 1% to 6% of their pretax compensation, subject to certain limitations. Participant contributions are matched by the participating subsidiary ranging from 20 to 50% of the participant’s contributions based on improvements in the value of ClubCorp’s common stock. The matching contribution vests over time. Participants may elect to diversify a portion of their account assets upon meeting certain age and participation requirements. In addition, upon termination, retirement or permanent disability, a participant or beneficiary may demand distribution of ClubCorp common stock in lieu of cash. All of the assets of the Plan are invested in ClubCorp common stock, except for temporary investments of cash.

Since ClubCorp’s common stock is not publicly traded, ClubCorp has granted the trustees of the Plan the right to require ClubCorp to purchase ClubCorp common stock held by the Plan (4,112,659 and 4,143,480 shares at December 28, 1999 and December 26, 2000, respectively) at the most recent appraised value ($17.71 and $16.02 at December 28, 1999 and December 26, 2000, respectively) as necessary in order to meet the requirements of the Employee Retirement Income Security Act and the Plan. Accordingly, the redemption value of ClubCorp’s common stock held by the Plan has been reclassified out of stockholders’ equity in the accompanying Consolidated Balance Sheet and changes in the redemption value are charged to retained earnings. This redemption right has never been exercised by the trustees, and management does not believe that the trustees have any intention to exercise the redemption right in the foreseeable future.

ClubCorp maintains a second qualified contributory profit sharing plan for all eligible employees of certain domestic subsidiaries. This Plan allows participants to invest their contributions among five investment fund options.

The ClubCorp, Inc. Executive Stock Option Plan was adopted August 31, 1995. In February 2000, the Company transferred substantially all of the remaining available shares in this plan to the Omnibus Stock Plan, discussed below. The outstanding options previously granted under this plan remain outstanding and fully vest 120 days prior to their expiration date. The plan provides for accelerated vesting, not to exceed 10% per year, if the employee maintains a certain performance level as defined in the plan. Employees are required to maintain a minimum ownership level of company stock holdings, as set forth in the plan, to sell stock acquired from exercised options. As of December 26, 2000, there were 2,424,000 options outstanding under this plan, of which 1,410,600 were exercisable.

The ClubCorp, Inc. Omnibus Stock Plan was adopted, effective February 1998. The Omnibus Stock Plan provides for granting to key employee partners options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting will be determined at the time of the grant and will generally be three to five years.

ClubCorp applies APB 25 in accounting for the option plans; therefore, no compensation expense has been recognized for options that have been granted to employees. In accordance with the requirements of SFAS 123, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions for the 1998, 1999 and 2000 grants: risk-free weighted average interest rates of 5.5%, 5.2%, and 6.2% respectively, an expected volatility of 25%, 40% and 40%, respectively, an expected life of ten years and zero dividend yield. A summary of the status of the options outstanding as

ClubCorp, Inc.

(Note 12 continued)

of year-end 1998, 1999, and 2000 and changes during the fiscal years are as follows:

		Average
		Exercise
	Shares	Price

Outstanding at December 31, 1997	3,110,000	$10.22
Granted	1,860,000	14.30
Forfeited	(406,500)	10.14
Exercised	(49,500)	10.14

Outstanding at December 29, 1998	4,514,000	11.87
Granted	344,500	16.70
Forfeited	(73,000)	14.21
Exercised	(15,000)	10.14

Outstanding at December 28, 1999	4,770,500	12.18

Granted	1,367,150	17.51
Forfeited	(466,950)	13.28
Exercised	(95,000)	10.14

Outstanding at December 26, 2000	5,575,700	13.43

	1998	1999	2000

Options exercisable at year end:
Number of options	761,000	1,030,000	2,347,300
Weighted average exercise price	$10.17	$10.18	$11.86
Fair value of options granted during the year	$7.21	$10.09	$11.06

The range of exercise prices for options outstanding at December 26, 2000 is $10.01 to $17.71.

If compensation cost for the option plans had been determined based on the fair value at the grant dates for the options consistent with the methodology of SFAS 123, ClubCorp’s net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts (dollars in thousands, except per share amounts):

	1998	1999	2000

Net income (loss)	$33,302	$4,854	$(23,698)
Net income (loss) per share assuming dilution	$.39	$.06	$(.25)

In accordance with the methodology prescribed under SFAS No. 123, ClubCorp recognized $558,000 of compensation expense related to non-employee stock options for the year ended December 26, 2000. The fair value of each non-employee option was calculated on the date of grant using the Black-Scholes pricing model with the assumptions as previously discussed.

Note 13. Commitments and contingencies

ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes that any potential liability arising from resolution of these matters will not materially affect ClubCorp’s consolidated financial position and results of operations.

Note 14. Interest and investment income

Interest and investment income consists of the following (dollars in thousands):

	1998	1999	2000

Interest income	$4,679	$4,278	$2,658
Investment income	4,101	-	338

	$8,780	$4,278	$2,996

Note 15. Income taxes

Income (loss) before income taxes, minority interest and extraordinary item consists of the following (dollars in thousands):

	1998	1999	2000

Domestic	$53,493	$21,712	$(23,692)
Foreign	(8,174)	1,259	2,194

	$45,319	$22,971	$(21,498)

The income tax (provision) benefit consists of the following (dollars in thousands):

	1998	1999	2000

Federal
Current	$(228)	$(10)	$506
Deferred	(2,898)	(7,858)	6,888

	(3,126)	(7,868)	7,394
State and Foreign	(2,047)	(3,888)	(3,994)

	$(5,173)	$(11,756)	$3,400

Cash paid for income taxes was $2,487,000, $3,888,000, and $4,780,000 for the years ended December 29, 1998, December 28, 1999, and December 26, 2000.

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and actual income tax (provision) benefit as reflected in the

ClubCorp, Inc.

(Note 15 continued)

accompanying Consolidated Statement of Operations are as follows (dollars in thousands):

	1998	1999	2000

Expected Federal income tax (provision) benefit	$(15,862)	$(8,040)	$7,524
Effect of consolidated operations and income taxes of foreign and other entities not consolidated for Federal tax purposes	(2,664)	46	(462)
State and foreign taxes, net of Federal benefit	(1,331)	(2,788)	(2,758)
Change in valuation allowance allocated to income tax expense	14,233	-	-
Other, net	451	(974)	(904)

	$(5,173)	$(11,756)	$3,400

ClubCorp has approximately $854,000 of tax credits available to offset regular taxes payable which expire in varying amounts from 2001 to 2003.

ClubCorp’s net operating loss carryforwards at December 26, 2000, after current year generation of net operating losses, were approximately $527,577,000 and $112,957,000 for regular tax and alternative minimum tax, respectively. These regular tax and alternative minimum tax net operating loss carryforwards are available to offset future taxable income and will expire from 2004 to 2020 and 2007 to 2020, respectively.

In addition to the regular tax and alternative minimum tax net operating loss carryforwards, the Company has approximately $174,763,000 regular and $157,801,000 alternative minimum tax Separate Return Limitation Year net operating loss carryforwards which expire in 2002. The Company’s December 28, 1999 and December 26, 2000 net deferred tax asset does not include any value for these net operating loss carryforwards.

Based on ClubCorp’s historical pretax earnings, adjusted for significant nonrecurring items such as gains (losses) on divestitures and sales of assets, management believes it is more likely than not ClubCorp will realize the benefit of the deferred tax assets, net of the valuation allowance, existing at December 28, 1999 and December 26, 2000. Based on revised estimates of taxable income, ClubCorp decreased its valuation allowance on its deferred tax assets by approximately $14.2 million at December 29, 1998. The assumptions used to estimate the realizability of the deferred tax assets are subjective in nature and involve uncertainties and matters with significant judgment. There can be no assurance that ClubCorp will generate any specific level of continuing earnings.

The components of the deferred tax assets and deferred tax liabilities at December 28, 1999 and December 26, 2000 are as follows (dollars in thousands):

	1999	2000

Deferred tax assets:
Regular tax operating loss carryforwards	$236,249	$245,819
Other	15,226	16,471

Total gross deferred tax assets	251,475	262,290
Valuation allowance	102,698	102,698

	148,777	159,592

Deferred tax liabilities:
Property and equipment	15,529	16,855
Discounts on membership deposits and acquired notes	102,730	104,527
Other	17,573	18,377

Total gross deferred tax liabilities	135,832	139,759

Net deferred tax asset	$12,945	$19,833

ClubCorp, Inc.

Note 16.  Selected quarterly financial data, (unaudited)

Operations for the first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows (dollars in thousands, except per share data):

	Quarters

	First	Second	Third	Fourth

Fiscal Year 1999
Operating revenues	$183,532	$255,799	$267,410	$329,038

Net income (loss)	$(2,382)	$1,783	$6,705	$5,520

Basic and diluted earnings (loss) per share:	$(.03)	$.02	$.08	$.06

Fiscal Year 2000
Operating revenues	$199,397	$267,824	$254,020	$347,589

Net income (loss)	$(12,130)	$6,302	$1,321	$(11,987)

Basic and diluted earnings (loss) per share:	$(.13)	$.07	$.01	$(.12)

      INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1*	Articles of Incorporation, as amended, of ClubCorp, Inc.

3.2*	Bylaws, as amended, of Club Corporation International

4.1*	Specimen Certificate evidencing Common Stock of Club Corporation International

4.2~~	Certificate of Incorporation of ClubCorp, Inc.

4.3**	Bylaws of ClubCorp, Inc.

10.1~	ClubCorp Employee Stock Ownership Plan

10.2*	Club Corporation of America Stock Appreciation Rights Program

10.3ˆˆ	ClubCorp Comprehensive Compensation Plan

10.4*	Form of Stockholder Agreement for Club Corporation International

10.5~	ClubCorp Employee Stock Ownership Trust

10.6ˆ	Club Corporation International Executive Stock Option Plan

10.7***	First Amendment to the Club Corporation International Executive Stock Option Plan

10.8#	Second Amendment to the Club Corporation International Executive Stock Option Plan

10.9~	Third Amendment to the Club Corporation International Executive Stock Option Plan

10.10ˆˆˆ	Club Corporation International Omnibus Stock Plan

10.11~	First Amendment to the Club Corporation International Omnibus Stock Plan

10.12~	First Amendment to the ClubCorp Employee Stock Ownership Plan and ClubCorp Employee Stock Ownership Trust

10.13~~	$200,000,000 Credit Agreement among ClubCorp, Inc. and Certain Lenders dated March 29, 1999

10.14~	Form of Stock Purchase Agreement dated February 10, 1999 between Meditrust Corporation, Meditrust Operating Company and Golf Acquisitions, L.L.C.

10.15~~~	Form of First Amendment and Restated Credit Agreement among ClubCorp, Inc. and certain lenders For $650,000,000 dated September 24, 1999

10.16##	Stock Purchase Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October 26, 1999

10.17##	Stockholders Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October 26, 1999

10.18##	Form of Warrant to Purchase Common Stock of ClubCorp, Inc.

10.19@	2000 ClubCorp Comprehensive Compensation Plan

10.20###	Fourth Amendment to ClubCorp, Inc. Executive Stock Option Plan

10.21###	Second Amendment to ClubCorp, Inc. Omnibus Stock Plan

10.22	Second Amendment to ClubCorp, Inc. Employee Stock Ownership Plan

10.23	Third Amendment to ClubCorp, Inc. Employee Stock Ownership Plan

10.24	Fourth Amendment to Club Corporation International Executive Stock Option Plan

10.25	Form of Second Amendment to First Amended and Restated Credit Agreement among ClubCorp, Inc. and certain lenders dated December 20, 2000

10.26	Fifth Amendment to ClubCorp, Inc. Executive Stock Ownership Plan

10.27	Sixth Amendment to ClubCorp, Inc. Executive Stock Ownership Plan

21.1	Subsidiaries of ClubCorp, Inc.

23.1	Consent of KPMG LLP

23.2	Consent of Houlihan Lokey Howard and Zukin Financial Advisors, Inc.

24.1	Power of Attorney

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-83496)

**	Incorporated by reference to the Company’s Post-Effective Amendment No. 1 to Form S-8 (Registration Nos. 33-89818, 33-96568, 333-08041, 333-57107 and 333-52612)

***	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995

ˆ	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 33-96568)

ˆˆ	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-08041)

ˆˆˆ	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-57107)

#	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended June 17, 1998

~	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1998

~~	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 23, 1999

~~~	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended ended September 7, 1999

##	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1999

@	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended ended March 21, 2000

###	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended ended September 5, 2000