Form 10-Q
period 2001-03-20
CLUBCORP INC
filed 2001-05-03
CIK 929455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 20, 2001

Commission file numbers 33-89818, 33-96568, 333-08041, 333-57107 and 333-52612

CLUBCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 3030 LBJ Freeway, Suite 700 (Address of principal executive offices)	75-2778488 (I.R.S. employer identification no.) Dallas, Texas 75234 (Zip Code)

Registrant’s telephone number, including area code: (972) 243-6191

Former name, former address and former fiscal year,
if changed since last report: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No        .

The number of shares of the Registrant’s Common Stock outstanding as of April 24, 2001 was 94,086,686.

CLUBCORP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REVIEW REPORT

The Board of Directors and Stockholders
ClubCorp, Inc.:

We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of March 20, 2001, and the related consolidated statements of operations and cash flows for the twelve weeks ended March 20, 2001 and March 21, 2000. These consolidated financial statements are the responsibility of ClubCorp’s management.

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

As discussed in Note 2 to the accompanying Consolidated Financial Statements, ClubCorp changed its method of accounting for derivative instruments and hedging activities on December 27, 2000.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ClubCorp as of December 26, 2000 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 26, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                                                 KPMG LLP

Dallas, Texas
April 24, 2001

ClubCorp, Inc.

Consolidated Balance Sheet
(Dollars in thousands, except share amounts)
(Unaudited)

	December 26,	March 20,

Assets	2000	2001

Current assets:

Cash and cash equivalents	$24,771	$9,377

Membership and other receivables, net	122,158	98,399

Inventories	23,369	24,740

Other assets	20,517	17,983

Total current assets	190,815	150,499

Property and equipment, net	1,295,435	1,303,192

Other assets	259,331	253,578

Total assets	$1,745,581	$1,707,269

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued liabilities	$78,315	$57,733

Long-term debt — current portion	49,326	55,322

Other liabilities	116,181	110,066

Total current liabilities	243,822	223,121

Long-term debt	643,078	626,823

Other liabilities	143,284	164,927

Membership deposits	104,757	106,724

Redemption value of common stock held by benefit plan	66,379	67,870

Stockholders’ equity:

Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—

Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 94,105,475 outstanding at December 26, 2000 and 94,086,686 outstanding at March 20, 2001	996	996

Additional paid-in capital	161,684	161,684

Accumulated other comprehensive loss	(4,080)	(12,067)

Retained earnings	439,802	421,633

Treasury stock, 5,488,933 shares at December 26, 2000 and 5,507,722 shares at March 20, 2001	(54,141)	(54,442)

Total stockholders’ equity	544,261	517,804

Total liabilities and equity	$1,745,581	$1,707,269

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended

	March 21,	March 20,
	2000	2001

Operating revenues	$201,201	$199,766

Operating costs and expenses	170,280	169,477

Depreciation and amortization	19,184	21,829

Selling, general and administrative expenses	18,255	18,587

Operating loss	(6,518)	(10,127)

Interest expense	(11,205)	(15,999)

Other income	607	837

Loss from operations before income tax benefit	(17,116)	(25,289)

Income tax benefit	4,986	8,611

Net loss	$(12,130)	$(16,678)

Basic and diluted loss per share	$(.13)	$(.18)

ClubCorp, Inc.

Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)

	Twelve Weeks Ended

	March 21,	March 20,
	2000	2001

Cash flows from operations:

Net loss	$(12,130)	$(16,678)

Adjustments to reconcile net loss to cash flows provided from operations:

Depreciation and amortization	19,184	21,829

Amortization of discount on membership deposits	2,033	2,224

Write off of investment in joint venture	—	2,916

Deferred income taxes	(5,449)	(9,330)

Decrease in real estate held for sale	2,156	1,016

Decrease in membership and other receivables, net	12,883	23,919

Decrease in accounts payable and accrued liabilities	(12,261)	(11,613)

Net change in deferred membership revenues	1,149	1,482

Other	9,837	(3,753)

Cash flows provided from operations	17,402	12,012

Cash flows from investing activities:

Additions to property and equipment	(27,948)	(30,087)

Development of new facilities	(11,964)	(9,038)

Development of real estate held for sale	(6,386)	(1,162)

Investment in affiliates	(1,436)	—

Proceeds from dispositions, net	697	6,881

Other	(796)	1,910

Cash flows used by investing activities	(47,833)	(31,496)

Cash flows from financing activities:

Borrowings of long-term debt	55,705	13,500

Repayments of long-term debt	(2,552)	(9,453)

Membership deposits received, net	582	344

Treasury stock transactions, net	—	(301)

Cash flows provided from financing activities	53,735	4,090

Total net cash flows	23,304	(15,394)

Cash and cash equivalents at beginning of period	36,606	24,771

Cash and cash equivalents at end of period	$59,910	$9,377

ClubCorp, Inc.

Condensed Notes to Consolidated Financial Statements

Note 1. Summary of significant accounting policies

Consolidation

The Consolidated Financial Statements include the accounts of ClubCorp, Inc. (Parent) and its subsidiaries (collectively ClubCorp). All material intercompany balances and transactions have been eliminated.

Interim presentation

The accompanying Consolidated Financial Statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted from the accompanying statements. ClubCorp’s management believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of ClubCorp for the year ended December 26, 2000 which are a part of ClubCorp’s Form 10-K.

In the opinion of ClubCorp management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals except for the cumulative effect of the change in accounting for derivative instruments and hedging activities discussed in Note 2) to present fairly the consolidated financial position of ClubCorp as of March 20, 2001, the consolidated results of operations and cash flows for the twelve weeks ended March 21, 2000 and March 20, 2001. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Reclassifications

Certain amounts previously reported have been reclassified to conform with the current period presentation.

Note 2. Derivative instruments

Effective December 27, 2000, ClubCorp adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. FAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or stockholders’ equity (as a component of accumulated other comprehensive loss), depending on whether a derivative instrument qualifies as a hedge transaction.

In the normal course of business, ClubCorp is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, ClubCorp uses interest rate swaps to hedge a portion of total long-term debt that is subject to variable interest rates and designates these instruments as cash flow hedges. Under these swaps, ClubCorp agrees to pay fixed rates of interest. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts, net of related income tax effect, are recorded as a component of accumulated other comprehensive loss. ClubCorp does not enter into such contracts for speculative purposes and currently these are the only derivative instruments held by ClubCorp as of March 20, 2001. The fair value of interest rate swap contracts are determined based on the discounted estimated cash flows derived from the forward yield curve at the inception of the swap versus the forward yield curve at the end of the reporting period.

ClubCorp, Inc.

(Note 2 continued)

To the extent that any of these swaps are not completely effective in offsetting the change in interest cash flows being hedged, the ineffective portion is immediately recognized in interest expense. Effectiveness is measured on a quarterly basis using the cash flow method. No other cash payments are made unless the contract is terminated prior to maturity, in which case, the amount paid or received in settlement is established by agreement at the time of termination.

The adoption of FAS 133 at December 27, 2000, resulted in recording $2,119,000, net of $1,141,000 income tax benefit, in accumulated other comprehensive loss for the cumulative effect of the accounting change. As of December 27, 2000, ClubCorp had interest rate swap contracts to pay fixed rates of interest (ranging from 5.25% to 7.21%) and receive variable rates of interest based on LIBOR on an aggregate of $229.0 million notional amount of indebtedness with maturity dates ranging from August 2001 through September 2003. These hedges are highly effective, however, for the cumulative effect of change in accounting for derivative instruments and hedging activities as of December 27, 2000, ClubCorp recorded $201,000 as interest expense for the ineffective portion of these instruments because the impact on the Consolidated Statement of Operations was not significant. The aggregate fair market value of all interest rate swap contracts was ($3,461,000) on December 27, 2000 and was included in other liabilities on the Consolidated Balance Sheet.

As of March 20, 2001, ClubCorp had interest rate swap contracts to pay fixed rates of interest (ranging from 5.25% to 7.21%) and receive variable rates of interest based on LIBOR on an aggregate of $229.0 million notional amount of indebtedness with maturity dates ranging from August 2001 through September 2003. These hedges are highly effective, however, for the twelve weeks ended March 20, 2001, ClubCorp recorded $188,000 as interest expense for the ineffective portion of these instruments. The aggregate fair market value of all interest rate swap contracts was ($7,978,000) on March 20, 2001 and is included in other liabilities on the Consolidated Balance Sheet.

Note 3. Operating revenues

ClubCorp recognizes revenues from the following sources:

	Twelve Weeks Ended

	March 21,	March 20,
	2000	2001

Membership fees and deposits	$9,876	$9,708

Membership dues	74,994	76,691

Golf operations revenues	33,275	32,752

Food and beverage revenues	53,546	52,925

Lodging revenues	8,659	9,507

Other revenues	20,851	18,183

Total operating revenues	$201,201	$199,766

Note 4. Income tax benefit

The income tax benefits for the twelve weeks ended March 21, 2000 and March 20, 2001 differ from amounts computed by applying the U.S. Federal tax rate of 35% to loss from operations before income tax benefit primarily due to foreign and state income taxes, net of Federal benefit, and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes.

Note 5. Weighted average shares

Earnings per share is computed using the weighted average number of shares outstanding of 94,475,974 and 94,090,697 for basic earnings per share calculations for the twelve weeks ended March 21, 2000 and March 20, 2001, respectively. The potential common stock equivalents for the assumed conversion of options and warrants to purchase common stock of 1,329,567 shares for the twelve weeks ended March 21, 2000 and 1,070,195 shares for the twelve weeks ended March 20, 2001 are antidilutive due to the net losses for the quarters.

ClubCorp, Inc.

Note 6. Property and equipment

Property and equipment consists of the following (dollars in thousands):

	December 26,	March 20,
	2000	2001

Land and land improvements	$623,516	$618,497

Buildings and recreational facilities	432,645	428,548

Leasehold improvements	110,643	111,298

Furniture and fixtures	131,078	132,362

Machinery and equipment	274,440	273,208

Construction in progress	126,981	159,690

	1,699,303	1,723,603

Accumulated depreciation and amortization	(403,868)	(420,411)

	$1,295,435	$1,303,192

Note 7. Comprehensive loss

The following summarizes the components of comprehensive loss (dollars in thousands)

	Twelve Weeks Ended

	March 21,	March 20,
	2000	2001

Net loss	$(12,130)	$(16,678)

Cumulative effect of change in accounting for derivative instruments and hedging activities, net of income taxes	—	(2,119)

Changes in fair value of derivative instruments and hedging activities, net of income taxes	—	(2,814)

Foreign currency translation adjustment	(723)	(3,054)

Total comprehensive loss	$(12,853)	$(24,665)

Note 8. Segment reporting

ClubCorp operations are organized into three principal business segments according to the type of facility or service provided: country club and golf facilities, business and sports clubs and resorts. Management uses Adjusted EBITDA to monitor the performance of the Company and its facilities. Adjusted EBITDA consists of EBITDA, an industry standard calculation of earnings before interest, taxes, depreciation and amortization, gain (loss) on divestitures and disposal of assets, adjusted for net membership deposits and fees, and a joint venture adjustment. Financial information for the segments is as follows (dollars in thousands):

	Twelve Weeks Ended

	March 21,	March 20,
	2000	2001

Operating revenues:

Country club and golf facilities	$100,254	$100,260

Business and sports clubs	58,443	55,626

Resorts	30,320	33,063

Total operating revenues for reportable segments	189,017	188,949

Other operations	7,931	6,452

Corporate services	4,253	4,365

Consolidated operating revenues	$201,201	$199,766

Adjusted EBITDA:

Country club and golf facilities	$22,307	$20,454

Business and sports clubs	5,932	5,711

Resorts	(4,512)	(1,649)

Total Adjusted EBITDA for reportable segments	23,727	24,516

Other operations	(188)	(1,425)

Corporate services	(8,434)	(10,536)

Consolidated Adjusted EBITDA	15,105	12,555

Depreciation and amortization	(19,184)	(21,829)

Gain (loss) on divestitures and disposal of assets	249	(236)

Net membership deposits and fees	(1,795)	(175)

Joint venture adjustment	(893)	(442)

Consolidated operating loss	$(6,518)	$(10,127)

Note 9. Contingencies

ClubCorp is subject to certain pending or threatened litigation and other claims. Management, after review and consultation with legal counsel, believes that any potential liability arising from resolution of these matters will not materially affect ClubCorp’s consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      The following discussion of the Company’s financial condition and results of operations for the twelve weeks ended March 21, 2000 and March 20, 2001 should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 26, 2000, as filed with the Securities and Exchange Commission.

Results of Operations

Twelve Weeks Ended March 21, 2000 Compared to Twelve Weeks Ended March 20, 2001

Consolidated Operations

      Operating revenues decreased to $199.8 million for the twelve weeks ended March 20, 2001 from $201.2 million for the twelve weeks ended March 21, 2000. This decrease is primarily due to the divestiture of facilities and adverse weather conditions that negatively impacted golf rounds at country club and golf facilities and resorts, offset by increases in membership dues at private clubs and resorts and increased room nights associated with recent expansions at Barton Creek.

      Operating loss increased to ($10.1) million for the twelve weeks ended March 20, 2001 from ($6.5) million for the twelve weeks ended March 21, 2000. This increase is due to the decrease in revenues mentioned above, increased depreciation and amortization, and gain/loss activity. The increase in depreciation and amortization is primarily due to recent capital expansions at existing facilities and increases in technology related assets with shorter depreciable lives. The Company disposed of six properties in the twelve weeks ended March 20, 2001, resulting in gains on disposal of approximately $2.3 million, partially offsetting a loss of approximately ($2.5) million on the write-off of its investment in LifeCast.com.

      Loss from operations before income tax benefit increased to ($25.3) million for the twelve weeks ended March 20, 2001 from ($17.1) million for the twelve weeks ended March 21, 2000. This increase is primarily due to the increase in operating loss mentioned above as well as higher interest expense as a result of increases in the level of outstanding debt. The increase in outstanding debt is attributable to financing needs for capital expansions at existing facilities, in addition to the development and expansion of new facilities.

      Management uses Adjusted EBITDA to monitor the performance of the Company and its facilities. Adjusted EBITDA consists of EBITDA, an industry standard calculation of earnings before interest, taxes, depreciation and amortization, gain (loss) on divestitures and disposals of assets, adjusted for net membership deposits and fees, and a joint venture adjustment. Consolidated Adjusted EBITDA decreased to $12.6 million for the twelve weeks ended March 20, 2001 from $15.1 million for the twelve weeks ended March 21, 2000, due primarily to the previously mentioned increase in operating loss and a decrease in net membership deposits and fees in line with changing economic conditions.

Segment and Other Information

Country Club and Golf Facilities

      The following table presents certain summary financial data and other data for the Company’s country club and golf facilities segment for the twelve week periods ended March 21, 2000 and March 20, 2001 (dollars in thousands):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities

	2000	2001	2000	2001

Number of facilities	113	113	124	123

Operating revenues	$97,129	$98,108	$100,254	$100,260

Operating costs and expenses	76,628	78,272	80,241	80,524

Depreciation and amortization	10,904	11,677	11,212	12,136

Segment operating income	$9,597	$8,159	$8,801	$7,600

Adjusted EBITDA	$22,466	$21,108	$22,307	$20,454

      Operating revenues remained constant for total country club and golf facilities for the twelve weeks ended March 20, 2001 versus the twelve weeks ended March 21, 2000. Operating revenues at same store facilities increased due to increased membership dues and revenues per golf round, despite overall poor weather conditions that adversely impacted the volume of golf rounds. This increase is offset by decreases due to divestitures of facilities.

      Segment operating income decreased $1.2 million at total country club and golf facilities for the twelve weeks ended March 20, 2001 versus the twelve weeks ended March 21, 2000. This decrease is primarily due to an increase in operating costs and expenses and depreciation and amortization at same store country club and golf facilities, offsetting a net gain on the disposal of four facilities.

      Adjusted EBITDA decreased $1.9 million at total country club and golf facilities for the twelve weeks ended March 20, 2001 versus the twelve weeks ended March 21, 2000. This decrease is primarily due to the increase in operating costs and expenses mentioned above.

Business and Sports Clubs

      The following table presents certain summary financial data and other data for the Company’s business and sports clubs segment for the twelve week periods ended March 21, 2000 and March 20, 2001 (dollars in thousands):

	Same Store Business		Total Business
	and Sports Clubs		and Sports Clubs

	2000	2001	2000	2001

Number of facilities	76	76	82	76

Operating revenues	$55,335	$55,349	$58,443	$55,626

Operating costs and expenses	49,147	49,312	52,277	49,545

Depreciation and amortization	2,841	2,809	2,954	2,832

Segment operating income	$3,347	$3,228	$3,212	$3,249

Adjusted EBITDA	$5,958	$5,665	$5,932	$5,711

      Operating revenues decreased $2.8 million for total business and sports clubs for the twelve weeks ended March 20, 2001 versus the twelve weeks ended March 21, 2000. This decrease is primarily due to the divestiture of facilities occurring after March 21, 2000.

      Segment operating income remained constant for total business and sports clubs for the twelve weeks ended March 20, 2001 versus the twelve weeks ended March 21, 2000. This is primarily due to the decrease in revenues mentioned above and the related decrease in operating costs and expenses due to divestitures.

      Adjusted EBITDA decreased slightly at total business and sports clubs for the twelve weeks ended March 20, 2001 versus the twelve weeks ended March 21, 2000. This decrease is due primarily to decreased net membership deposits and fees at total business and sports clubs.

Resorts

      The following table presents certain summary financial data and other operating data for the Company’s resorts segment for the twelve week periods ended March 21, 2000 and March 20, 2001 (dollars in thousands):

	Same Store and Total Resorts

	2000	2001

Number of facilities	5	5

Operating revenues	$30,320	$33,063

Operating costs and expenses	35,001	34,157

Depreciation and amortization	2,883	3,534

Segment operating loss	$(7,564)	$(4,628)

Adjusted EBITDA	$(4,512)	$(1,649)

Lodging data (4 resorts)(1)

Room nights available	109,693	120,269

Occupancy rate	42.2%	39.7%

Average daily room rate per occupied room	$148	$166

Average daily revenue per occupied room	$649	$683

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead, Barton Creek and Daufuskie Island.

      Operating revenues increased $2.7 million for total resorts for the twelve weeks ended March 20, 2001 versus the twelve weeks ended March 21, 2000. This increase is primarily due to increases in food and beverage revenues, increased room nights, and increased membership dues. These increases are primarily attributable to Barton Creek, which added lodging capacity within the past year. Room nights and occupancy rates decreased at both Pinehurst and The Homestead due to cancellations of group visits as a result of changing economic conditions, partially offset by increases in social room nights. While the Company’s resorts experienced a decrease in occupancy rates, average daily room rate per occupied room and average daily revenue per occupied room both increased, reflecting price increases and increased marginal spending by guests on various resort amenities.

      Segment operating loss decreased $2.9 million for total resorts for the twelve weeks ended March 20, 2001 versus the twelve weeks ended March 21, 2000. This improvement is due to the increase in revenues noted above in addition to decreased operating costs and expenses of total resorts. The decrease in operating costs and expenses is due to the effective management of payroll and other related expenses, in addition to a prior year inventory write-down of pro shop merchandise at Pinehurst.

      Adjusted EBITDA loss improved $2.9 million for total resorts for the twelve weeks ended March 20, 2001 versus the twelve weeks ended March 21, 2000, due to the increase in revenues mentioned above.

Other Operations

      Realty operating revenues decreased $1.4 million to $3.8 million in the twelve weeks ended March 20, 2001 from $5.2 million for the twelve weeks ended March 21, 2000. This decrease is primarily due to decreased sales of land held for sale. Revenue from closings of units in the Company’s Owners Club program increased slightly, with increased closings at Puerto Vallarta and Hilton Head offsetting decreases at The Homestead.

Seasonality of Demand; Fluctuations in Quarterly Results

      The Company’s quarterly results fluctuate as a result of a number of factors. Usage of the Company’s country club and golf facilities and resorts declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. The Company’s business facilities generate a disproportionately greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the fourth quarter consists of 16 weeks of operations and the first, second and third quarters consist of twelve weeks. As a result of these factors, the Company usually generates a disproportionate share of its revenues in the second, third, and fourth quarters of each year and has lower revenues in the first quarter. The timing of purchases, sales, leases of facilities, or divestitures, also has caused and may cause the Company’s results of operations to vary significantly in otherwise comparable periods. In addition, the Company’s results can and have been affected by non-seasonal and severe weather patterns.

Liquidity and Capital Resources

      Historically, the Company has financed its operations and cash needs primarily through cash flows from operations, proceeds from divestitures, and long-term debt. The Company’s primary cash needs consist of capital to finance future acquisitions and development, capital expansions at existing and new facilities and working capital. The Company distinguishes capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions). Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members’ expectations and to attract new members. Capital expansions are discretionary expenditures which create new amenities or enhance existing amenities at existing facilities. Additionally, the Company has several “to be built” facilities that are currently being funded which are projected to begin generating cash flows in 2001 and 2002. Total capital expenditures for additions to property and equipment and expansion of new facilities were approximately $275 million in 2000. During the twelve weeks ended March 20, 2001, total capital expenditures were lower than in recent periods and the Company’s trend of increased capital expenditures over the last three years is not expected to continue in 2001.

      As part of its normal business practices, the Company is currently in the process of disposing of certain properties. As of April 24, 2001, the Company has completed the disposal of eight properties for total proceeds of approximately $6.9 million. Estimated proceeds in the range of $100 to $105 million are expected to be realized on sales of additional properties within the next year. The Company plans to use a significant portion of these proceeds to fund its current expansion and development projects, which are reliant on the completion of these asset sales and receipt of their anticipated proceeds.

      The Company’s cash and cash equivalents balance has decreased significantly in the twelve weeks ended March 20, 2001. This decrease is primarily attributable to technology upgrades to its cash management system completed in the prior year, that allow the Company to more accurately and efficiently sweep and utilize available cash balances and more effectively manage its level of outstanding debt.

Factors That May Affect Future Operating Results and the Accuracy of Our Forward-Looking Statements

      Certain information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, statements concerning proposed new services, statements regarding future economic conditions or performance, statements about market risk and statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company’s forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section and in the Company’s Form 10-K for the year ended December 26, 2000.

      The Company’s success depends on its ability to attract and retain members at its clubs and maintain or increase usage of its facilities. The Company has experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of its facilities during its operating history. Although management devotes substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond the Company’s control, including weather conditions, general economic conditions, changes in demand for golf and private club services and changes in the federal tax laws. There can be no assurance that the Company will be able to maintain or increase membership or facility usage. Significant periods where attrition rates exceed enrollment rates, or where facilities’ usage is below historical levels would have a material adverse effect on the Company’s business, operating results, and financial condition. Other factors that may affect the Company’s operating results include, but are not limited to, the actions of our competitors, changes in labor costs, the timing and success of acquisitions and dispositions and changes in law.

      Effective March 31, 2001 the Company entered into a definitive agreement with four other leaders in the hospitality industry to form Avendra L.L.C. (referred to as Avendra), which was created for the purpose of negotiating contracts to provide cost savings on various products and services that the participants in the venture purchase for use in their day to day operations. The Company anticipates performing most of its centralized procurement activities through contracts negotiated by Avendra, which are expected to provide efficiencies and cost savings by leveraging the purchasing power of the participants in the venture. Under terms of the agreement, the Company is committed to purchase certain minimum amounts of goods and services through Avendra contracts during the next three years.

Recently Adopted Accounting Pronouncements

      Effective December 27, 2000, ClubCorp adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. FAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current earnings or shareholders’ equity (as a component of other comprehensive income (loss)), depending on whether a derivative instrument qualifies as a hedge transaction. For further discussion, see Note 2 to the Condensed Notes to the Company’s Consolidated Financial Statements.

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

15.1 — Letter from KPMG LLP regarding unaudited interim financial statements

24.1 — Power of Attorney

(b) Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClubCorp, Inc.

Date:	May 3, 2001	By:	/s/ Charles A. Little

Charles A. Little Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

15.1	Letter from KPMG LLP regarding unaudited interim financial statements

24.1	Power of Attorney