Form 10-Q
period 2001-06-12
CLUBCORP INC
filed 2001-07-24
CIK 929455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

__________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 12, 2001

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

The number of shares of the Registrant’s Common Stock outstanding as of July 24, 2001 was 93,925,450.

CLUBCORP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders
ClubCorp, Inc.:

We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of June 12, 2001, and the related consolidated statements of operations for the twelve weeks and twenty four weeks ended June 12, 2001 and June 13, 2000 and cash flows for the twenty four weeks ended June 12, 2001 and June 13, 2000. These consolidated financial statements are the responsibility of ClubCorp’s management.

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

KPMG LLP

Dallas, Texas
July 17, 2001

ClubCorp, Inc.

Consolidated Balance Sheet
(Dollars in thousands, except share amounts)
(Unaudited)

	December 26,	June 12,
Assets	2000	2001

Current assets:

Cash and cash equivalents	$24,771	$9,153

Membership and other receivables, net	122,158	118,799

Inventories	23,369	25,275

Other assets	20,517	25,016

Total current assets	190,815	178,243

Property and equipment, net	1,295,435	1,312,725

Other assets	259,331	247,735

Total assets	$1,745,581	$1,738,703

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued liabilities	$78,315	$65,794

Long-term debt — current portion	49,326	51,022

Other liabilities	116,181	116,853

Total current liabilities	243,822	233,669

Long-term debt	643,078	641,203

Other liabilities	143,284	165,035

Membership deposits	104,757	108,809

Redemption value of common stock held by benefit plan	66,379	67,858

Stockholders’ equity:

Preferred stock, $.01 par value, 150,000,000 shares

authorized, none issued or outstanding	—	—

Common stock, $.01 par value, 250,000,000 shares

authorized, 99,594,408 issued, 94,105,475

outstanding at December 26, 2000 and 93,925,450

outstanding at June 12, 2001	996	996

Additional paid-in capital	161,684	161,674

Accumulated other comprehensive loss	(4,080)	(10,457)

Retained earnings	439,802	427,346

Treasury stock, 5,488,933 shares at December 26, 2000

and 5,668,958 shares at June 12, 2001	(54,141)	(57,430)

Total stockholders’ equity	544,261	522,129

Total liabilities and equity	$1,745,581	$1,738,703

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended

	June 13,	June 12,	June 13,	June 12,
	2000	2001	2000	2001

Operating revenues	$266,020	$263,735	$467,221	$463,501

Operating costs and expenses	204,089	198,960	374,369	368,437

Depreciation and amortization	19,856	21,855	39,040	43,684

Selling, general and administrative expenses	20,666	19,723	38,921	38,310

Operating income	21,409	23,197	14,891	13,070

Interest expense	(11,445)	(13,872)	(22,650)	(29,871)

Other income	1,685	618	2,292	1,455

Income (loss) from operations before income tax benefit (provision)	11,649	9,943	(5,467)	(15,346)

Income tax benefit (provision)	(5,347)	(4,242)	(361)	4,369

Net income (loss)	$6,302	$5,701	$(5,828)	$(10,977)

Basic and diluted income (loss) per share	$.07	$.06	$(.06)	$(.12)

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)

	24 Weeks Ended

	June 13,	June 12,
	2000	2001

Cash flows from operations:

Net loss	$(5,828)	$(10,977)

Adjustments to reconcile net loss to cash flows provided from operations:

Depreciation and amortization	39,040	43,684

Amortization of discount on membership deposits	4,441	4,181

Write off of investment in joint venture	—	2,557

Gain on divestitures and sale of assets	(16)	(2,248)

Deferred income taxes	(770)	(5,715)

Decrease in real estate held for sale	6,221	4,239

Decrease (increase) in membership and other receivables, net	(5,414)	3,484

Decrease in accounts payable and accrued liabilities	(4,280)	(7,101)

Net change in deferred membership revenues	4,260	3,760

Other	1,658	2,142

Cash flows provided from operations	39,312	38,006

Cash flows from investing activities:

Additions to property and equipment	(82,363)	(60,431)

Development of new facilities	(20,392)	(25,465)

Development of real estate held for sale	(11,784)	(2,214)

Acquisition of facilities	(1,010)	—

Investment in affiliates	(5,101)	—

Proceeds from dispositions, net	2,360	20,730

Other	(865)	2,193

Cash flows used by investing activities	(119,155)	(65,187)

Cash flows from financing activities:

Borrowings of long-term debt	97,847	31,100

Repayments of long-term debt	(10,185)	(17,467)

Membership deposits received, net	1,198	995

Treasury stock transactions, net	(5,366)	(3,065)

Cash flows provided from financing activities	83,494	11,563

Total net cash flows	3,651	(15,618)

Cash and cash equivalents at beginning of period	36,606	24,771

Cash and cash equivalents at end of period	$40,257	$9,153

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

In the opinion of ClubCorp management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of June 12, 2001, the consolidated results of operations for the 12 and 24 weeks ended June 13, 2000 and June 12, 2001 and cash flows for the 24 weeks ended June 13, 2000 and June 12, 2001. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Recent pronouncement

On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” This statement will be effective for fiscal years beginning after December 15, 2001. Under the provisions of FAS 142, the cost of certain of the Company’s intangible assets will no longer be subject to amortization. Management has not made a final determination as to the impact of this new pronouncement on its Consolidated Balance Sheet or Statement of Operations.

Reclassifications

Certain amounts previously reported have been reclassified to conform with the current period presentation.

Note 2.   Derivative instruments

Effective December 27, 2000, ClubCorp adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The adoption of FAS 133 resulted in recording $2,119,000, net of $1,141,000 income tax benefit, in accumulated other comprehensive loss for the cumulative effect of the accounting change as of December 27, 2000. ClubCorp also recorded $201,000 as interest expense for the cumulative ineffective portion of these instruments because the impact on the Consolidated Statement of Operations was not significant.

As of June 12, 2001, ClubCorp had interest rate swap contracts to pay fixed rates of interest (ranging from 5.20% to 7.21%) and receive variable rates of interest based on LIBOR on an aggregate of $399.0 million notional amount of indebtedness with maturity dates ranging from July 2001 through September 2003. These hedges are highly effective, however, for the 12 and 24 weeks ended June 12, 2001, ClubCorp recorded $8,000 and $196,000, respectively, as interest expense for the ineffective portion of these instruments. The aggregate fair market value of all interest rate swap contracts was ($8,425,000) on June 12, 2001 and is included in other liabilities on the Consolidated Balance Sheet.

ClubCorp, Inc.

Note 3.   Operating revenues

ClubCorp recognizes revenues from the following sources:

	12 Weeks Ended		24 Weeks Ended

	June 13,	June 12,	June 13,	June 12,
	2000	2001	2000	2001

Membership fees and deposits	$10,832	$8,841	$20,708	$18,549

Membership dues	74,085	77,129	149,079	153,820

Golf operations revenues	62,276	63,109	95,551	95,861

Food and beverage revenues	71,178	68,837	124,724	121,762

Lodging revenues	19,286	17,588	27,945	27,095

Other revenues	28,363	28,231	49,214	46,414

Total operating revenues	$266,020	$263,735	$467,221	$463,501

Note 4.   Income tax benefit (provision)

The income tax benefit (provision) for the 12 and 24 weeks ended June 13, 2000 and June 12, 2001 differs from amounts computed by applying the U.S. Federal tax rate of 35% to income (loss) from operations before income tax benefit (provision) primarily due to foreign and state income taxes, net of Federal benefit, and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes.

Note 5.   Weighted average shares

The following table summarizes the weighted average number of shares used to calculate basic and diluted earnings per share:

	12 Weeks Ended		24 Weeks Ended

	June 13,	June 12,	June 13,	June 12,
	2000	2001	2000	2001

Weighted average shares outstanding	94,291,570	94,070,736	94,383,772	94,081,500

Incremental shares from assumed conversions:

Options	1,343,530	1,048,292	—	—

Warrants	5,037	—	—	—

Diluted weighted average shares	95,640,137	95,119,028	94,383,772	94,081,500

Diluted weighted average shares for the 12 weeks ended June 13, 2000 and June 12, 2001 exclude the assumed conversion of 1,062,150 and 2,429,800 options, respectively, due to their antidilutive effect. Diluted weighted average shares for the 24 weeks ended June 13, 2000 and June 12, 2001 exclude incremental shares from assumed conversion of 1,435,335 and 1,033,382 shares, respectively, due to the net losses for the periods.

ClubCorp, Inc.

Note 6.   Property and equipment

Property and equipment consists of the following (dollars in thousands):

	December 26,	June 12,
	2000	2001

Land and land improvements	$623,516	$641,325

Buildings and recreational facilities	432,645	425,477

Leasehold improvements	110,643	119,543

Furniture and fixtures	131,078	133,232

Machinery and equipment	274,440	274,919

Construction in progress	126,981	153,552

	1,699,303	1,748,048

Accumulated depreciation and amortization	(403,868)	(435,323)

	$1,295,435	$1,312,725

Note 7.   Comprehensive income (loss)

The following summarizes the components of comprehensive income (loss) (dollars in thousands):

	12 Weeks Ended		24 Weeks Ended

	June 13,	June 12,	June 13,	June 12,
	2000	2001	2000	2001

Net income (loss)	$6,302	$5,701	(5,828)	(10,977)

Cumulative effect of change in accounting for derivative instruments and hedging activities, net of income taxes	—	—	—	(2,119)

Changes in fair value of derivative instruments and hedging activities, net of income taxes	—	(285)	—	(3,099)

Foreign currency translation adjustment	(1,294)	1,895	(2,017)	(1,159)

Total comprehensive income (loss)	$5,008	$7,311	$(7,845)	$(17,354)

ClubCorp, Inc.

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

	12 Weeks Ended		24 Weeks Ended

	June 13,	June 12,	June 13,	June 12,
	2000	2001	2000	2001

Operating revenues:

Country club and golf facilities	$125,068	$129,472	$225,322	$230,343

Business and sports clubs	60,439	57,846	118,882	114,061

Resorts	61,256	60,187	91,576	93,277

Total operating revenues for reportable segments	246,763	247,505	435,780	437,681

Other operations	14,195	12,450	21,942	18,902

Corporate services	5,062	3,780	9,499	6,918

Consolidated operating revenues	$266,020	$263,735	$467,221	$463,501

Adjusted EBITDA:

Country club and golf facilities	$35,965	$37,153	$58,272	$57,607

Business and sports clubs	7,783	7,692	13,715	13,403

Resorts	19,040	16,292	14,528	14,643

Total Adjusted EBITDA for reportable segments	62,788	61,137	86,515	85,653

Other operations	1,109	411	921	(1,014)

Corporate services	(13,231)	(13,265)	(21,665)	(23,801)

Consolidated Adjusted EBITDA	50,666	48,283	65,771	60,838

Depreciation and amortization	(19,856)	(21,855)	(39,040)	(43,684)

Gain (loss) on divestitures and disposal of assets	(233)	(73)	16	(309)

Net membership deposits and fees	(8,246)	(3,112)	(10,041)	(3,287)

Joint venture adjustment	(922)	(46)	(1,815)	(488)

Consolidated operating income	$21,409	$23,197	$14,891	$13,070

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      ClubCorp, Inc. (referred to as ClubCorp ® or the Company) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns, operates and/or manages country clubs, golf clubs, public golf courses, business clubs, sports clubs, resorts, and certain related real estate through sole ownership, partial ownership (including joint venture interests) and management agreements. The Company’s primary sources of revenue include membership dues, membership fees and deposits, food and beverage operations, golf operations and lodging. The Company also receives management fees with respect to facilities that it manages for third parties.

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

      The following discussion of the Company’s financial condition and results of operations for the 12 and 24 weeks ended June 13, 2000 and June 12, 2001 should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 26, 2000, as filed with the Securities and Exchange Commission.

Results of Operations

12 Weeks Ended June 13, 2000 Compared to 12 Weeks Ended June 12, 2001

Consolidated Operations

      Operating revenues decreased to $263.7 million for the 12 weeks ended June 12, 2001 from $266.0 million for the 12 weeks ended June 13, 2000. This decrease is primarily due to decreases in food and beverage revenues attributable to the divestiture of facilities and decreased lodging revenues attributable to lower group business at the Company’s resorts as a result of the slowdown in the nation’s economy. This decrease is offset by an increase in membership dues at the Company’s private clubs due to price increases and the introduction of a new level of Associate Club benefit, Signature Gold, which provides enhanced privileges at a select group of the Company’s properties.

      Operating income increased to $23.2 million for the 12 weeks ended June 12, 2001 from $21.4 million for the 12 weeks ended June 13, 2000. This increase is due to lower operating costs and expenses and decreased selling, general and administrative expenses, offset by increased depreciation and amortization. Operating costs and expenses and selling, general and administrative expenses have declined as a result of expense controls put in place in response to the decrease in revenues at the Company’s facilities. These expense controls are offset by $2.0 million of property losses primarily related to flooding at several of the Company’s Houston area clubs, and severance expenses related to various cost cutting initiatives that the Company has undertaken in its corporate and other administrative functions. Depreciation and amortization increased due to recent capital expansions completed at existing facilities and increased usage of technology related assets with shorter depreciable lives.

      Income from operations before income taxes decreased to $9.9 million for the 12 weeks ended June 12, 2001 from $11.6 million for the 12 weeks ended June 13, 2000. This decrease is primarily due to an increase in interest expense as a result of higher levels of outstanding debt due to financing needs for capital expansions at existing facilities and development of new facilities.

      Management uses Adjusted EBITDA to monitor the performance of the Company and its facilities. Adjusted EBITDA consists of EBITDA, an industry standard calculation of earnings before interest, taxes, depreciation and amortization, gain (loss) on divestitures and disposals of assets, adjusted for net membership deposits and fees, and a joint venture adjustment. Consolidated Adjusted EBITDA decreased to $48.3 million for the 12 weeks ended June 12, 2001 from $50.7 million for the 12 weeks ended June 13, 2000, due primarily to decreases in net membership deposits and fees at the Company’s resorts and country club and golf facilities.

Segment and Other Information

Country Club and Golf Facilities

      The following table presents certain summary financial data and other operating data for the Company’s country club and golf facilities segment for the 12 week periods ended June 13, 2000 and June 12, 2001 (dollars in thousands):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities

	2000	2001	2000	2001

Number of facilities	110	110	125	120

Operating revenues	$118,839	$124,107	$125,068	$129,472

Operating costs and expenses	87,045	90,084	93,513	95,222

Depreciation and amortization	10,903	11,471	11,385	11,967

Segment operating income	$20,891	$22,552	$20,170	$22,283

Adjusted EBITDA	$34,440	$36,176	$35,965	$37,153

      Operating revenues increased $4.4 million for total country club and golf facilities for the 12 weeks ended June 12, 2001 versus the 12 weeks ended June 13, 2000. This increase is primarily attributable to an increase in membership dues and golf revenues. The increase in membership dues is due to price increases in the Company’s dues structure in addition to the introduction of the Signature Gold benefit to the Company’s members. Despite a decrease in golf rounds at same store clubs, golf revenues have increased due to green fee increases and other golf related price increases at the Company’s clubs. These increases are offset by decreases attributable to divestitures.

      Segment operating income increased $2.1 million for total country club and golf facilities for the 12 weeks ended June 12, 2001 versus the 12 weeks ended June 13, 2000. This increase is due to the increase in revenues mentioned above, offset by increased operating costs and expenses such as payroll and utilities. In addition, the Company divested three country club and golf facilities in the 12 weeks ended June 12, 2001, generating net gains of $1.5 million from divestiture of facilities.

      Adjusted EBITDA increased $1.2 million for total country club and golf facilities for the 12 weeks ended June 12, 2001 versus the 12 weeks ended June 13, 2000. This increase is attributable to the change in segment operating income mentioned above offset by a decrease in net membership deposits and fees at same store country club and golf facilities. Although the total number of members of the Company’s country club and golf facilities have not declined, initiation deposits for full golf memberships at the Company’s high deposit clubs have decreased along with the slowdown in the economy.

Business and Sports Clubs

      The following table presents certain summary financial data and other operating data for the Company’s business and sports clubs segment for the 12 week periods ended June 13, 2000 and June 12, 2001 (dollars in thousands):

	Same Store Business		Total Business
	and Sports Clubs		and Sports Clubs

	2000	2001	2000	2001

Number of facilities	76	76	80	76

Operating revenues	$57,513	$57,848	$60,439	$57,846

Operating costs and expenses	49,573	50,215	52,613	50,081

Depreciation and amortization	2,797	2,635	2,895	2,635

Segment operating income	$5,143	$4,998	$4,931	$5,130

Adjusted EBITDA	$7,887	$7,559	$7,783	$7,692

      Operating revenues decreased $2.6 million for total business and sports clubs for the 12 weeks ended June 12, 2001 versus the 12 weeks ended June 13, 2000. This decrease is primarily due to the divestiture of four business and sports clubs since June 13, 2000. In addition, a decline in membership has resulted in a decrease in food and beverage and other revenues at same store clubs, offset by increases in membership dues as a result of price increases and the introduction of the Signature Gold benefit.

      Adjusted EBITDA remained constant for total business and sports clubs for the 12 weeks ended June 12, 2001 versus the 12 weeks ended June 13, 2000. This is primarily due to the softening economy and a decrease in net membership deposits and fees at same store and total business and sports clubs.

Resorts

      The following table presents certain summary financial data and other operating data for the Company’s resorts segment for the 12 week periods ended June 13, 2000 and June 12, 2001 (dollars in thousands):

	Same Store and
	Total Resorts

	2000	2001

Number of facilities	5	5

Operating revenues	$61,256	$60,187

Operating costs and expenses	43,735	43,281

Depreciation and amortization	3,149	3,495

Segment operating income	$14,372	$13,411

Adjusted EBITDA	$19,040	$16,292

Lodging data: (4 resorts) (1) Room nights available	113,890	123,627

Room nights occupied	77,623	72,027

Occupancy rate	68.2%	58.3%

Average daily room rate per occupied room	$207	$215

Average daily revenue per occupied room	$787	$829

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead, Barton Creek and Daufuskie Island.

      Operating revenues decreased $1.1 million for total resorts for the 12 weeks ended June 12, 2001 versus the 12 weeks ended June 13, 2000. This decrease is primarily due to significant declines in group business as a result of changing economic conditions. With the exception of Barton Creek, which added capacity within the past year, room nights are down at all of the Company’s resorts. While the Company’s resorts experienced a decline in room nights and occupancy rates, average daily room rate per occupied room and average daily revenue per occupied room both increased, reflecting higher pricing and increased spending associated with the increased percentage of social resort guests.

      Segment operating income decreased $1.0 million for total resorts for the 12 weeks ended June 12, 2001 versus the 12 weeks ended June 13, 2000. This decrease is primarily due to the decrease in revenues mentioned above, offset by the effective management of payroll and other operating costs and expenses in response to reduced guest volume.

      Adjusted EBITDA at total resorts decreased $2.7 million for the 12 weeks ended June 12, 2001 versus the 12 weeks ended June 13, 2000. This decrease is due to the decrease in operating income mentioned above and a decrease of approximately $2.8 million in net membership fees at Barton Creek, which generated significantly higher membership fees in the 12 weeks ended June 13, 2000 related to the opening of a new golf course.

24 Weeks Ended June 13, 2000 Compared to 24 Weeks Ended June 12, 2001

Consolidated Operations

      Operating revenues decreased to $463.5 million for the 24 weeks ended June 12, 2001 from $467.2 million for the 24 weeks ended June 13, 2000. This decrease is primarily due to decreases in food and beverage revenues attributable to the divestiture of facilities and decreased lodging revenues due to lower group business at the Company’s resorts as a result of the nation’s slowing economy. This decrease is offset by an increase in membership dues at the Company’s private clubs attributable to price increases in the Company’s dues structure.

      Operating income decreased to $13.1 million for the 24 weeks ended June 12, 2001 from $14.9 million for the 24 weeks ended June 13, 2000. This decrease is due to the decrease in revenues mentioned above and increased depreciation and amortization, offset by decreased operating costs and expenses and selling, general and administrative expenses. The increase in depreciation and amortization is primarily due to recent capital expansions completed at existing facilities and increased usage of technology related assets with shorter depreciable lives. The decrease in operating costs and expenses is primarily due to expense controls in areas such as payroll and maintenance expenses in response to the decrease in revenues at the Company’s facilities. The decrease in selling, general and administrative expenses is primarily due to various cost cutting initiatives that the Company has undertaken in its corporate and other administrative functions.

      The Company disposed of 11 properties in the 24 weeks ended June 12, 2001, resulting in net gains on divestitures and sales of assets of approximately $2.3 million, partially offsetting a loss of approximately ($2.6) million on the write off of its investment in Lifecast.com.

      Loss from operations before income tax benefit increased to ($15.3) million for the 24 weeks ended June 12, 2001 from ($5.5) million for the 24 weeks ended June 13, 2000. This increase is primarily due to the decrease in operating income mentioned above as well as higher interest expense as a result of increases in the level of outstanding debt. The increase in outstanding debt is attributable to financing needs for capital expansions at existing facilities, in addition to the development of new facilities.

      Consolidated Adjusted EBITDA decreased to $60.8 million for the 24 weeks ended June 12, 2001 from $65.8 million for the 24 weeks ended June 13, 2000, due primarily to decreases in net membership deposits and fees at the Company’s resorts and country club and golf facilities.

Segment and Other Information — 24 Weeks

Country Club and Golf Facilities

      The following table presents certain summary financial data and other operating data for the Company’s country club and golf facility segment for the 24 week periods ended June 13, 2000 and June 12, 2001 (dollars in thousands):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities

	2000	2001	2000	2001

Number of facilities	110	110	125	120

Operating revenues	$212,774	$219,988	$225,322	$230,343

Operating costs and expenses	161,177	167,873	173,753	176,357

Depreciation and amortization	21,608	22,962	22,597	24,103

Segment operating income	$29,989	$29,153	$28,972	$29,883

Adjusted EBITDA	$56,905	$57,284	$58,272	$57,607

      Operating revenues increased $5.0 million at total country club and golf facilities for the 24 weeks ended June 12, 2001 versus the 24 weeks ended June 13, 2000. This increase is primarily due to an increase in membership dues and golf revenues. The increase in membership dues is a result of price increases in the Company’s dues structure. Despite a decrease in golf rounds at same store clubs, golf revenues have increased due to green fee increases and other golf related price increases at the Company’s clubs. These increases are offset by decreases attributable to divestitures.

      Segment operating income increased $0.9 million at total country club and golf facilities for the 24 weeks ended June 12, 2001 versus the 24 weeks ended June 13, 2000. This change is attributable to an increase in operating costs and expenses such as payroll and utilities, and an increase in depreciation and amortization associated with the completion of recent capital expansions. In addition, the Company divested seven country club and golf facilities in the 24 weeks ended June 12, 2001, generating net gains of $2.6 million from divestiture of facilities.

      Adjusted EBITDA decreased $0.7 million at total country club and golf facilities for the 24 weeks ended June 12, 2001 versus the 24 weeks ended June 13, 2000. This decrease is primarily due to a decrease in net membership deposits and fees at same store country club and golf facilities. Although the total number of members of the Company’s country club and golf facilities have not declined, initiation deposits for full golf memberships at the Company’s high deposit clubs have decreased along with the slowdown in the economy.

Business and Sports Clubs

      The following table presents certain summary financial data and other operating data for the Company’s business and sports club segment for the 24 week periods ended June 13, 2000 and June 12, 2001 (dollars in thousands):

	Same Store Business		Total Business
	and Sports Clubs		and Sports Clubs

	2000	2001	2000	2001

Number of facilities	76	76	80	76

Operating revenues	$112,846	$113,791	$118,882	$114,061

Operating costs and expenses	98,716	100,122	104,889	100,215

Depreciation and amortization	5,639	5,444	5,849	5,467

Segment operating income	$8,491	$8,225	$8,144	$8,379

Adjusted EBITDA	$13,845	$13,225	$13,715	$13,403

      Operating revenues decreased $4.8 million at total business and sports clubs for the 24 weeks ended June 12, 2001 versus the 24 weeks ended June 13, 2000. This decrease is primarily due to the divestiture of four business and sports clubs since June 13, 2000. In addition, a decline in membership has resulted in a decrease in food and beverage and other revenues at same store clubs, offset by increases in membership dues as a result of price increases and the introduction of the Signature Gold benefit.

      Adjusted EBITDA remained constant at total business and sports clubs for the 24 weeks ended June 12, 2001 versus the 24 weeks ended June 13, 2000. This is primarily due to the softening economy and a decrease in net membership deposits and fees at same store and total business and sports clubs.

Resorts

      The following table presents certain summary financial data and other operating data for the Company’s resort segment for the 24 week period ended June 13, 2000 and June 12, 2001 (dollars in thousands):

	Same Store and
	Total Resorts

	2000	2001

Number of facilities	5	5

Operating revenues	$91,576	$93,277

Operating costs and expenses	78,735	77,465

Depreciation and amortization	6,032	7,029

Segment operating income	$6,809	$8,783

Adjusted EBITDA	$14,528	$14,643

Lodging data: (4 resorts) (1) Room nights available	223,582	243,897

Room nights occupied	123,856	119,765

Occupancy rate	55.4%	49.1%

Average daily room rate per occupied room	$186	$196

Average daily revenue per occupied room	$735	$770

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead, Barton Creek and Daufuskie Island.

      Operating revenues increased $1.7 million for total resorts for the 24 weeks ended June 12, 2001 versus the 24 weeks ended June 13, 2000. This increase is primarily due to increases in lodging, golf and food and beverage revenue at Barton Creek, which added lodging capacity within the past year. In addition, membership dues increased due to an increase in transfer fees at Pinehurst and price increases in dues at all of the Company’s resorts. These increases are offset by decreases in room nights and golf merchandise sales. Room nights and occupancy rates are down at The Homestead, Pinehurst, and Daufuskie Island as a result of lower group business associated with the slowdown in the nation’s economy, partially offset by a more stable market for social room nights. Pinehurst sold a significant amount of excess pro shop inventory in the prior year, accounting for the current decrease in golf merchandise sales. Average daily room rate per occupied room has increased as a result of a higher percentage of social resort guests. Average daily revenue per occupied room has increased due to higher spending by guests on other amenities such as spa and skiing facilities, which generated revenues in the ski season due to favorable snow conditions.

      Segment operating income increased $2.0 million for total resorts for the 24 weeks ended June 12, 2001 versus the 24 weeks ended June 13, 2001. This improvement is due to the increase in revenues noted above in addition to decreased operating costs and expenses. The decrease in operating costs and expenses is due to the effective management of payroll and other operating costs and expenses in response to reduced guest volume, in addition to a prior year inventory write-down of pro shop merchandise at Pinehurst.

      Adjusted EBITDA increased slightly for the 24 weeks ended June 12, 2001 versus the 24 weeks ended June 13, 2000. While operating income increased as discussed above, net membership deposits and fees decreased. Approximately $3.5 million of this decrease is due to Barton Creek, which generated significantly higher membership fees in the 24 weeks ended June 13, 2000 related to the opening of a new golf course.

Other Operations

      Realty operating revenues decreased $3.2 million to $12.9 million in the 24 weeks ended June 12, 2001 from $16.1 million for the 24 weeks ended June 13, 2000. This decrease is primarily due to decreased closings of units in the Company’s Owner’s Club program, partially offset by an increase in sales of land held for sale.

      International operating revenues increased slightly to $6.1 million in the 24 weeks ended June 12, 2001 from $5.9 million for the 24 weeks ended June 13, 2000. This increase is due to the acquisition of one country club and golf facility and the opening of three in-development properties, offset by the divestiture of four international properties.

Seasonality of Demand; Fluctuations in Quarterly Results

      The Company’s quarterly results fluctuate as a result of a number of factors. Usage of the Company’s country club and golf facilities and resorts declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. The Company’s business facilities generate a disproportionately greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the fourth quarter consists of 16 weeks of operations and the first, second and third quarters consist of 12 weeks. As a result of these factors, the Company usually generates a disproportionate share of its revenues in the second, third, and fourth quarters of each year and has lower revenues in the first quarter. The timing of purchases, sales, leases of facilities, or divestitures also has caused and may cause the Company’s results of operations to vary significantly in otherwise comparable periods. In addition, the Company’s results can be affected by non-seasonal and severe weather patterns.

Liquidity and Capital Resources

      Historically, the Company has financed its operations and capital expenditures primarily through cash flows from operations, proceeds from divestitures, and long-term debt. The Company’s primary cash needs consist of capital to finance future acquisitions and development, capital expansions at existing and new facilities and working capital. The Company distinguishes capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions). Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members’ expectations and to attract new members. Capital expansions are discretionary expenditures, which create new amenities or enhance existing amenities at existing facilities. The Company has several “to be built” facilities that are currently being funded and are projected to begin generating cash flows in the remainder of 2001 and 2002. Although total capital expenditures for additions to property and equipment and expansion of new facilities have exceeded $275 million during each of the last two fiscal years, capital expenditures for the 24 weeks ended June 12, 2001 were lower than in recent periods. Thus, the Company’s trend of increased capital expenditures over the last two years is not expected to continue in 2001.

      As part of its normal business practices, the Company is currently in the process of disposing of certain properties. As of July 24, 2001, the Company has completed the disposal of 13 properties for total proceeds of approximately $20.7 million. Estimated proceeds in the range of $85 to $90 million are expected to be realized on sales of additional properties within the next year. The Company plans to use a significant portion of these proceeds to fund its current expansion and development projects, which are reliant on the completion of these asset sales and receipt of their anticipated proceeds. The completion of these asset sales represent a higher priority for the Company, as future cash availability from the Company’s primary long-term debt agreement will be limited by covenants that become more restrictive in the third quarter of 2001.

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

Recently Issued Accounting Pronouncements

      On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This statement will be effective for fiscal years beginning after December 15, 2001. Under the provisions of FAS 142, the cost of certain of the Company’s intangible assets will no longer be subject to amortization. Management has not made a final determination as to the impact of this new pronouncement on its Consolidated Balance Sheet or Statement of Operations.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      On May 3, 2001, the shareholders of ClubCorp, Inc., held their annual meeting to elect directors. The following directors were elected:

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

ClubCorp, Inc.

Date:	July 24, 2001	By:	/s/ Charles A. Little
Charles A. Little Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION

15.1	—	Letter from KPMG LLP regarding unaudited interim financial statements

24.1	—	Power of Attorney