Form 10-Q
period 2001-09-04
CLUBCORP INC
filed 2001-10-16
CIK 929455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 4, 2001

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

The number of shares of the Registrant’s Common Stock outstanding as of October 16, 2001 was 93,889,798.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
Consolidated Balance Sheet
Consolidated Statement of Operations
Consolidated Statement of Cash Flows
Condensed Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
EX-10.1 Executive Stock Option Plan
EX-10.2 Omnibus Stock Plan
Letter from KPMG LLP
Power of Attorney

CLUBCORP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders
ClubCorp, Inc.:

We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of September 4, 2001, and the related consolidated statements of operations for the twelve weeks and thirty six weeks ended September 4, 2001 and September 5, 2000 and cash flows for the thirty six weeks ended September 4, 2001 and September 5, 2000. These consolidated financial statements are the responsibility of ClubCorp’s management.

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

KPMG LLP

Dallas, Texas
October 9, 2001

ClubCorp, Inc.

Consolidated Balance Sheet
(Dollars in thousands, except share amounts)
(Unaudited)

	December 26,	September 4,
	2000	2001

Assets

Current assets:

Cash and cash equivalents	$24,771	$8,470

Membership and other receivables, net	122,158	116,378

Inventories	23,369	23,670

Other assets	20,517	22,364

Total current assets	190,815	170,882

Property and equipment, net	1,295,435	1,323,897

Other assets	259,331	174,287

Total assets	$1,745,581	$1,669,066

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued liabilities	$78,315	$71,194

Long-term debt — current portion	49,326	54,772

Other liabilities	116,181	123,270

Total current liabilities	243,822	249,236

Long-term debt	643,078	571,452

Other liabilities	143,284	163,602

Membership deposits	104,757	111,732

Redemption value of common stock held by benefit plan	66,379	63,259

Stockholders’ equity:

Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—

Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 94,105,475 outstanding at December 26, 2000 and 93,889,798 outstanding at September 4, 2001	996	996

Additional paid-in capital	161,684	161,674

Accumulated other comprehensive loss	(4,080)	(6,537)

Retained earnings	439,802	411,666

Treasury stock, 5,488,933 shares at December 26, 2000 and 5,704,610 shares at September 4, 2001	(54,141)	(58,014)

Total stockholders’ equity	544,261	509,785

Total liabilities and equity	$1,745,581	$1,669,066

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended

	September 5,	September 4,	September 5,	September 4,
	2000	2001	2000	2001

Operating revenues	$253,242	$241,162	$717,899	$704,663

Operating costs and expenses	195,494	185,452	567,315	553,549

Depreciation and amortization	21,732	22,879	60,772	66,563

Selling, general and administrative expenses	18,993	17,100	57,914	55,410

Gain (loss) on divestitures and impairment of assets	118	(31,364)	134	(31,704)

Operating income (loss)	17,141	(15,633)	32,032	(2,563)

Interest expense	(13,615)	(13,873)	(36,265)	(43,744)

Other income	666	591	1,959	2,236

Income (loss) from operations before income tax benefit (provision)	4,192	(28,915)	(2,274)	(44,071)

Income tax benefit (provision)	(3,060)	8,658	(3,421)	13,027

Minority interest	189	(22)	1,188	(212)

Net income (loss)	1,321	(20,279)	$(4,507)	$(31,256)

Basic and diluted income (loss) per share	$.01	$(.21)	$(.05)	$(.33)

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Cash Flows
 (Dollars in thousands)
(Unaudited)

	36 Weeks Ended

	September 5,	September 4,
	2000	2001

Cash flows from operations:

Net loss	$(4,507)	$(31,256)

Adjustments to reconcile net loss to cash flows provided from operations:

Depreciation and amortization	60,772	66,563

(Gain) loss on divestitures and impairment of assets	(134)	31,704

Amortization of discount on membership deposits	6,787	6,450

Deferred income taxes	1,299	(15,103)

Decrease in real estate held for sale	10,536	6,962

Decrease (increase) in membership and other receivables, net	(13,774)	5,703

Decrease in accounts payable and accrued liabilities	(2,922)	(483)

Net change in deferred membership revenues	11,118	5,838

Other	10,163	5,354

Cash flows provided from operations	79,338	81,732

Cash flows from investing activities:

Additions to property and equipment	(113,815)	(85,827)

Development of new facilities	(35,225)	(34,534)

Development of real estate held for sale	(20,989)	(4,040)

Acquisition of facilities	(32,598)	—

Investment in affiliates	(5,272)	—

Proceeds from dispositions and sales of assets, net	10,303	51,110

Other	(1,478)	3,264

Cash flows used by investing activities	(199,074)	(70,027)

Cash flows from financing activities:

Borrowings of long-term debt	133,695	—

Repayments of long-term debt	(16,131)	(25,720)

Membership deposits received, net	1,632	1,364

Treasury stock transactions, net	(4,825)	(3,650)

Cash flows provided from financing activities	114,371	(28,006)

Total net cash flows	(5,365)	(16,301)

Cash and cash equivalents at beginning of period	36,606	24,771

Cash and cash equivalents at end of period	$31,241	$8,470

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

In the opinion of ClubCorp management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of September 4, 2001, the consolidated results of operations for the 12 and 36 weeks ended September 5, 2000 and September 4, 2001 and cash flows for the 36 weeks ended September 5, 2000 and September 4, 2001. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Impairment of long-lived assets
Long-lived assets to be held and used and to be disposed of by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any impairments are included in gain (loss) on divestitures and impairment of assets in the Consolidated Statement of Operations.

Prior to December 26, 2000, management approved plans to dispose of certain facilities in various segments during 2001 and recorded an impairment loss to write down the carrying value of these facilities for the year ended December 26, 2000. Due to changes in estimates of sales price for several of these facilities, an adjustment to reduce the carrying value of these assets of $505,000 and $536,000 was recorded in the 12 and 36 weeks ended September 4, 2001, respectively.

During the 12 weeks ended September 4, 2001, the majority of an investment in an affiliate accounted for on the equity method was sold to a third party at a substantially lower price than its carrying value resulting in a loss of $21,555,000. Subsequent to this, an impairment loss of $1,887,000 was recorded on the portion of the investment retained to reflect its fair value. Both losses are reflected in gain (loss) on divestitures and impairment of assets in the Consolidated Statement of Operations. The Company had planned to hold this investment on a long term basis prior to its change in investment strategy and had determined that no impairment existed on a long term basis.

Recent pronouncement
On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” This statement will be effective for fiscal years beginning after December 15, 2001. Under the provisions of FAS 142, the cost of certain of the Company’s intangible assets will no longer be subject to amortization. While management has not made a final determination as to the impact of this new pronouncement on its Consolidated Balance Sheet or Consolidated Statement of Operations, management does not believe such implementation will have a significant impact.

Reclassifications
Certain amounts previously reported have been reclassified to conform with the current period presentation.

ClubCorp, Inc.

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

As of September 4, 2001, ClubCorp had interest rate swap contracts to pay fixed rates of interest (ranging from 5.20% to 7.21%) and receive variable rates of interest based on LIBOR on an aggregate of $225,000,000 notional amount of indebtedness with swap maturity dates ranging from June 2003 through September 2003. These hedges are considered highly effective, however, for the 12 and 36 weeks ended September 4, 2001, ClubCorp recorded $17,000 and $213,000, respectively, as interest expense for the ineffective portion of these instruments. The aggregate fair market value of all interest rate swap contracts was ($9,265,000) on September 4, 2001 and is included in other liabilities on the Consolidated Balance Sheet.

Note 3.    Operating revenues
ClubCorp recognizes revenues from the following sources:

	12 Weeks Ended		36 Weeks Ended

	September 5,	September 4,	September 5,	September 4,
	2000	2001	2000	2001

Membership fees and deposits	$10,100	$9,385	$30,808	$27,934

Membership dues	75,060	76,441	224,139	230,261

Golf operations revenues	55,029	53,670	150,580	149,531

Food and beverage revenues	62,463	58,381	187,187	180,143

Lodging revenues	17,682	15,616	45,627	42,711

Other revenues	32,908	27,669	79,558	74,083

Total operating revenues	$253,242	$241,162	$717,899	$704,663

Note 4.    Income tax benefit (provision)
The income tax benefit (provision) for the 12 and 36 weeks ended September 5, 2000 and September 4, 2001 differs from amounts computed by applying the U.S. Federal tax rate of 35% to income (loss) from operations before income tax benefit (provision) primarily due to foreign and state income taxes, net of Federal benefit, and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes.

Note 5.    Weighted average shares
The following table summarizes the weighted average number of shares used to calculate basic and diluted earnings per share:

	12 Weeks Ended		36 Weeks Ended

	September 5,	September 4,	September 5,	September 4,
	2000	2001	2000	2001

Weighted average shares outstanding	94,216,333	93,898,092	94,339,198	94,020,364

Incremental shares from assumed conversions:

Options	1,259,205	—	—	—

Warrants	7,096	—	—	—

Diluted weighted average shares	95,482,634	93,898,092	94,339,198	94,020,364

ClubCorp, Inc.

(Note 5 continued)

Diluted weighted average shares for the 12 weeks ended September 4, 2001 excludes incremental shares from assumed conversion of 933,307 shares due to the net losses for the period. Diluted weighted average shares for the 36 weeks ended September 5, 2000 and September 4, 2001 excludes incremental shares from assumed conversion of 1,284,079 and 965,313 shares, respectively, due to the net losses for the periods.

Note 6.    Property and equipment
Property and equipment consists of the following (dollars in thousands):

	December 26,	September 4,
	2000	2001

Land and land improvements	$623,516	$643,237

Buildings and recreational facilities	432,645	442,460

Leasehold improvements	110,643	123,754

Furniture and fixtures	131,078	136,669

Machinery and equipment	274,440	280,002

Construction in progress	126,981	153,467

	1,699,303	1,779,589

Accumulated depreciation and amortization	(403,868)	(455,692)

	$1,295,435	$1,323,897

Note 7.    Comprehensive income (loss)
The following summarizes the components of comprehensive income (loss) (dollars in thousands):

	12 Weeks Ended		36 Weeks Ended

	September 5,	September 4,	September 5,	September 4,
	2000	2001	2000	2001

Net income (loss)	$1,321	$(20,279)	$(4,507)	$(31,256)

Cumulative effect of change in accounting for derivative instruments and hedging activities, net of income taxes	—	—	—	(2,119)

Changes in fair value of derivative instruments and hedging activities, net of income taxes	—	(535)	—	(3,634)

Foreign currency translation adjustment	(730)	4,455	(2,747)	3,296

Total comprehensive income (loss)	$591	$(16,359)	$(7,254)	$(33,713)

ClubCorp, Inc.

Note 8.    Segment reporting
ClubCorp operations are organized into three principal business segments according to the type of facility or service provided: country club and golf facilities, business and sports clubs and resorts. Management uses Adjusted EBITDA to monitor the performance of the Company and its facilities. Adjusted EBITDA consists of EBITDA, or earnings before interest, taxes, depreciation and amortization, gain (loss) on divestitures and impairment of assets, adjusted for net membership deposits and fees, and a joint venture adjustment. Financial information for the segments is as follows (dollars in thousands):

	12 Weeks Ended		36 Weeks Ended

	September 5,	September 4,	September 5,	September 4,
	2000	2001	2000	2001

Operating revenues:

Country club and golf facilities	$125,107	$123,734	$350,429	$354,077

Business and sports clubs	51,567	50,943	167,884	165,004

Resorts	53,653	50,693	145,229	143,969

Total operating revenues for reportable segments	230,327	225,370	663,542	663,050

Other operations	21,609	13,486	43,551	32,389

Corporate services	1,306	2,306	10,806	9,224

Consolidated operating revenues	$253,242	$241,162	$717,899	$704,663

Adjusted EBITDA:

Country club and golf facilities	$30,947	$31,218	$88,585	$88,789

Business and sports clubs	4,040	4,934	17,647	18,271

Resorts	10,871	9,020	25,669	23,610

Total Adjusted EBITDA for reportable segments	45,858	45,172	131,901	130,670

Other operations	6,272	1,920	3,478	3,396

Corporate services	(7,744)	(6,050)	(29,501)	(29,306)

Consolidated Adjusted EBITDA	44,386	41,042	105,878	104,760

Depreciation and amortization	(21,732)	(22,879)	(60,772)	(66,563)

Gain (loss) on divestitures, sales and impairment of assets	118	(31,363)	134	(31,704)

Net membership deposits and fees	(4,931)	(2,732)	(12,317)	(7,658)

Joint venture adjustment	(700)	299	(891)	(1,398)

Consolidated operating income (loss)	$17,141	$(15,633)	$32,032	$(2,563)

Note 9.    Related Party Transactions
On September 4, 2001, ClubCorp sold its stock of a wholly owned subsidiary, The Owners Club at Telluride, which owned a majority interest in Telluride Club Mountain Village, LLC. to a group of three executive officers for assumption of $22,200,000 of liabilities in a stock purchase agreement resulting in a net loss on divestiture of assets of $3,800,000. ClubCorp continues to provide management services under an existing management agreement.

Note 10.    Contingencies
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

        The following discussion of the Company’s financial condition and results of operations for the 12 and 36 weeks ended September 5, 2000 and September 4, 2001 should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 26, 2000, as filed with the Securities and Exchange Commission.

Results of Operations

12 Weeks Ended September 5, 2000 Compared to 12 Weeks Ended September 4, 2001

Consolidated Operations

        Operating revenues decreased to $241.2 million for the 12 weeks ended September 4, 2001 from $253.2 million for the 12 weeks ended September 5, 2000. This decrease is primarily due to decreases in food and beverage sales, golf operations revenue, room nights, and sales of ownership units in the Company’s Owners Club program as a result of the Company’s continued divestiture of non-strategic assets and the nation’s slowing economy. Revenues and room nights at the Company’s clubs and resorts have been impacted by decreased member and guest usage and reductions in corporate spending, while real estate sales have been affected by the general slowdown in the vacation housing market. These decreases are partially offset by an increase in membership dues at the Company’s private clubs as a result of price increases and the introduction of a new level of Associate Club benefit, Signature Gold, which provides enhanced privileges at a select group of the Company’s properties.

        Excluding the impact of net gains (losses) on divestitures and impairment of assets, operating income decreased to $15.7 million for the 12 weeks ended September 4, 2001 from $17.0 million for the 12 weeks ended September 5, 2000. This decrease is due to the decrease in revenues mentioned above, partially offset by lower operating costs and expenses and selling, general and administrative expenses attributable to expense controls implemented in response to declining revenues.

        Net loss on divestitures and impairment of assets was $31.4 million for the 12 weeks ended September 4, 2001, primarily due to the Company’s sale of a 25.0% interest in ClubLink Corporation (ClubLink), a publicly traded company that owns and operates golf facilities and resorts in Canada. The Company planned to hold this investment on a long-term basis prior to its change in investment strategy and had determined that no impairment existed on a long-term basis. The sale generated a loss of approximately $21.6 million on proceeds of $16.0 million, as well as a related $1.9 million impairment loss on the Company’s remaining investment in ClubLink. Additionally, the Company continued its disposition of assets, selling its interest in PGA European Tour Courses, PLC (ETC) for $13.9 million with a loss of $2.0 million, as well as divesting four properties for a net loss of $5.4 million, including a $3.8 million loss on a sale to a related party. See Note 9 to the Condensed Notes to the Company’s Consolidated Financial Statements.

        Management uses Adjusted EBITDA to monitor the performance of the Company and its properties. Adjusted EBITDA consists of EBITDA, or earnings before interest, taxes, depreciation and amortization, gain (loss) on divestitures and impairment of assets, adjusted for net membership deposits and fees, and a joint venture adjustment. Consolidated

Adjusted EBITDA decreased to $41.0 million for the 12 weeks ended September 4, 2001 from $44.4 million for the 12 weeks ended September 5, 2000. This decrease is primarily due to the decrease in operating income mentioned above and decreases in net membership deposits and fees at same store facilities, as initiation deposits for full golf memberships at the Company’s high deposit clubs have decreased along with the slowdown in the economy.

Segment and Other Information

Country Club and Golf Facilities

        The following table presents certain summary financial data and other operating data for the Company’s country club and golf facilities segment for the 12 weeks ended September 5, 2000 and September 4, 2001 (dollars in thousands):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities

	2000	2001	2000	2001

Number of facilities	108	108	127	118

Operating revenues	$115,992	$120,130	$125,107	$123,734

Operating costs and expenses	88,726	91,986	97,731	96,040

Depreciation and amortization	11,105	11,208	11,929	11,711

Gain (loss) on divestitures and impairment of assets	—	(505)	1,113	(2,836)

Segment operating income	$16,161	$16,431	$16,560	$13,147

Adjusted EBITDA	$29,454	$29,277	$30,947	$31,218

        Operating revenues decreased $1.4 million for total country club and golf facilities for the 12 weeks ended September 4, 2001 versus the 12 weeks ended September 5, 2000. This decrease is primarily due to a decrease in food and beverage revenues partially offset by an increase in membership dues. The decrease in food and beverage sales is due to the divestiture of 12 clubs since September 5, 2000 (offset by the addition of three in-development properties), and lower member and guest spending due to the slowdown of the nation’s economy. The increase in membership dues is a result of price increases. The increase in revenues at same store country club and golf facilities is due to price increases in membership dues and golf operations.

        Excluding the impact of net gains (losses) on divestitures and impairment of assets, operating income increased to $16.0 million for the 12 weeks ended September 4, 2001 from $15.4 million for the 12 weeks ended September 5, 2000. This increase is primarily due to a reduction in operating costs and expenses due to expense controls implemented in response to the decrease in revenues at these facilities. The Company divested two country club and golf facilities in the 12 weeks ended September 4, 2001, generating net losses of $2.3 million. In addition, an impairment loss of $0.5 million was recorded to write-down the carrying value a property to be disposed based on its estimated sales value less costs of disposal.

        Adjusted EBITDA increased slightly for total country club and golf facilities for the 12 weeks ended September 4, 2001 versus the 12 weeks ended September 5, 2000. This increase is primarily due to an increase in net membership deposits and fees related to the opening of one country club and golf facility. Net membership deposits and fees at same store country club and golf facilities have decreased as initiation deposits for full golf memberships at the Company’s high deposit clubs have decreased along with the slowdown in the economy.

Business and Sports Clubs

        The following table presents certain summary financial data and other operating data for the Company’s business and sports clubs segment for the 12 weeks ended September 5, 2000 and September 4, 2001 (dollars in thousands):

	Same Store Business		Total Business
	and Sports Clubs		and Sports Clubs

	2000	2001	2000	2001

Number of facilities	76	76	80	76

Operating revenues	$49,648	$50,944	$51,567	$50,943

Operating costs and expenses	44,948	45,759	47,283	45,760

Depreciation and amortization	2,777	3,258	2,868	3,258

Gain (loss) on divestitures and impairment of assets	—	—	(186)	—

Segment operating income	$1,923	$1,927	$1,230	$1,925

Adjusted EBITDA	$4,457	$4,937	$4,040	$4,934

        Operating revenues decreased $0.6 million for total business and sports clubs for the 12 weeks ended September 4, 2001 versus the 12 weeks ended September 5, 2000. This decrease is primarily due to a decline in food and beverage sales due to the divestiture of four clubs since September 5, 2000 and a decline in membership at same store clubs. This decrease is partially offset by increases in membership dues as a result of price increases and the introduction of the Signature Gold benefit.

        Segment operating income increased $0.7 million for total business and sports clubs for the 12 weeks ended September 4, 2001 versus the 12 weeks ended September 5, 2000. This increase is primarily due to the divestiture of underperforming facilities and the effective management of food and beverage payroll and other operating expenses at same store clubs.

        Adjusted EBITDA increased $0.9 million for total business and sports clubs for the 12 weeks ended September 4, 2001 versus the 12 weeks ended September 5, 2000. This increase is primarily due to the increase in operating income mentioned above.

Resorts

        The following table presents certain summary financial data and other operating data for the Company’s resorts segment for the 12 weeks ended September 5, 2000 and September 4, 2001 (dollars in thousands):

	Same Store and
	Total Resorts

	2000	2001

Number of facilities	5	5

Operating revenues	$53,653	$50,693

Operating costs and expenses	43,131	40,945

Depreciation and amortization	3,684	3,830

Segment operating income	$6,838	$5,918

Adjusted EBITDA	$10,871	$9,020

Lodging data: (4 resorts) (1)
Room nights available	122,695	124,333

Room nights occupied	78,682	70,731

Occupancy rate	64.1%	56.9%

Average daily room rate per occupied room	$184	$182

Average daily revenue per occupied room	$680	$712

(1)  Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead, Barton Creek and Daufuskie Island.

        Operating revenues decreased $3.0 million for total resorts for the 12 weeks ended September 4, 2001 versus the 12 weeks ended September 5, 2000. This decrease is primarily due to significant declines in group business as a result of changing economic conditions. With the exception of Barton Creek, which added capacity within the past year, room nights were down at each of the Company’s resorts. The average daily room rate per occupied room decreased from the prior year due primarily to discounted rates and promotions that were implemented to attract resort guests during the quarter. While revenues and most operating statistics declined, average daily revenue per occupied room increased due to higher spending associated with the increased percentage of social resort guests.

        Segment operating income decreased $0.9 million for total resorts for the 12 weeks ended September 4, 2001 versus the 12 weeks ended September 5, 2000. This decrease is primarily due to the decrease in revenues mentioned above, offset by the effective management of payroll and other operating costs and expenses in response to reduced guest volume.

        Adjusted EBITDA at total resorts decreased $1.9 million for the 12 weeks ended September 4, 2001 versus the 12 weeks ended September 5, 2000. This decrease is primarily due to the decrease in operating income mentioned above and a decrease in membership fees at Barton Creek, which generated significantly higher fees in the 12 weeks ended September 5, 2000 related to the opening of a new golf course.

Other Operations

        Realty operating revenues decreased $6.7 million to $9.5 million in the 12 weeks ended September 4, 2001 from $16.2 million for the 12 weeks ended September 5, 2000. This decrease is primarily due to decreased closings of units in the Company’s Owners Club program. Effective September 4, 2001, the Company sold the stock of its wholly owned subsidiary, The Owners Club at Telluride, which owned an interest in Telluride Club Mountain Village LLC, to a related party. Upon completion of this transaction, the Company recorded a loss of approximately $3.8 million. See Note 9 to the Condensed Notes to the Company’s Consolidated Financial Statements.

        International operating revenues decreased $1.4 million to $4.0 million in the 12 weeks ended September 4, 2001 from $5.4 million for the 12 weeks ended September 5, 2000. This decrease is primarily due to the divestiture of three international properties since September 5, 2000, partially offset by the acquisition of one country club and golf facility and the opening of three in-development properties. In addition to the international property divestitures mentioned above, the Company further reduced its international holdings in the 12 weeks ended September 4, 2001 by selling publicly traded equity investments in ClubLink and ETC.

36 Weeks Ended September 5, 2000 Compared to 36 Weeks Ended September 4, 2001

Consolidated Operations

        Operating revenues decreased to $704.7 million for the 36 weeks ended September 4, 2001 from $717.9 million for the 36 weeks ended September 5, 2000. This decrease is primarily due to decreases in food and beverage sales, golf operations revenue, room nights, and sales of ownership units in the Company’s Owners Club program as a result of the Company’s continued divestiture of non-strategic assets and the nation’s slowing economy. Revenues and room nights at the Company’s clubs and resorts have been impacted by decreased member and guest usage and reductions in corporate spending, while real estate sales have been affected by the general slowdown in the vacation housing market. These decreases are offset by an increase in membership dues at the Company’s private clubs as a result of price increases and the introduction of the Signature Gold benefit.

        Excluding the impact of net gains (losses) on divestitures and impairment of assets, operating income decreased to $29.1 million for the 36 weeks ended September 4, 2001 from $31.9 million for the 36 weeks ended September 5, 2000. This decrease is due to the decline in revenues mentioned above and increased depreciation and amortization, partially offset by decreased operating costs and expenses and selling, general and administrative expenses. The increase in depreciation and amortization is primarily due to recent capital expansions completed at existing facilities and increased usage of technology related assets with shorter useful lives. The decrease in operating costs and expenses is primarily due to expense controls in response to declining revenues. The decrease in selling, general and administrative expenses is primarily due to cost cutting initiatives that the Company has undertaken in its corporate and other administrative functions.

        Net loss on divestitures and impairment of assets was $31.7 million for the 36 weeks ended September 4, 2001. The Company has disposed of certain significant equity investments, including ETC, ClubLink, and Lifecast.com, recording losses of $26.1 million on the divestiture of these investments. In addition, the Company disposed of 15 properties in the 36 weeks ended September 4, 2001, resulting in net losses of $3.2 million. Impairment losses of $2.4 million were recorded to write-down the remaining investment in ClubLink and the carrying value of certain properties to be disposed.

        Income (loss) from operations before income tax benefit decreased to ($44.1) million for the 36 weeks ended September 4, 2001 from ($2.3) million for the 36 weeks ended September 5, 2000. This decrease is primarily due to the decrease in operating income mentioned above as well as higher interest expense. The increase in interest expense is due to higher levels of outstanding debt attributable to financing needs for capital expansion and development projects, partially offset by a decrease in variable interest rates.

        Consolidated Adjusted EBITDA decreased to $104.8 million for the 36 weeks ended September 4, 2001 from $105.9 million for the 36 weeks ended September 5, 2000, due primarily to the decrease in operating income mentioned above and a decrease in net membership deposits and fees, as initiation deposits for full golf memberships at the Company’s high deposit clubs have decreased along with the slowdown in the economy.

Segment and Other Information — 36 Weeks

Country Club and Golf Facilities

        The following table presents certain summary financial data and other operating data for the Company’s country club and golf facilities segment for the 36 weeks ended September 5, 2000 and September 4, 2001 (dollars in thousands):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities

	2000	2001	2000	2001

Number of facilities	108	108	127	118

Operating revenues	$328,736	$339,317	$350,429	$354,077

Operating costs and expenses	250,442	258,887	272,053	274,659

Depreciation and amortization	32,714	34,058	34,526	35,814

Gain (loss) on divestitures and impairment of assets	—	(833)	1,682	(750)

Segment operating income	$45,580	$45,539	$45,532	$42,854

Adjusted EBITDA	$86,170	$85,684	$88,585	$88,789

        Operating revenues increased $3.6 million at total country club and golf facilities for the 36 weeks ended September 4, 2001 versus the 36 weeks ended September 5, 2000. This increase is primarily due to an increase in membership dues, offset by decreased food and beverage sales. The increase in membership dues is a result of price increases and the introduction of the Signature Gold benefit. Food and beverage revenues have decreased due to divestitures and lower member and guest spending due to the slowdown of the economy.

        Excluding the impact of net losses on divestitures and impairment of assets, operating income decreased slightly to $43.6 million for the 12 weeks ended September 4, 2001 from $43.8 million for the 12 weeks ended September 5, 2000. This decrease is primarily due to increased depreciation and amortization due to recent capital expansions completed at existing facilities and increased usage of technology related assets with shorter useful lives. An impairment loss of $0.8 million was recorded to write-down the carrying value of certain properties to be disposed based on their estimated sales values less costs of disposal.

        Adjusted EBITDA increased slightly at total country club and golf facilities for the 36 weeks ended September 4, 2001 versus the 36 weeks ended September 5, 2000. This increase is primarily due to an increase in net membership deposits and fees related to the opening of one country club and golf facility. Net membership deposits and fees at same store country club and golf facilities have decreased as initiation deposits for full golf memberships at the Company’s high deposit clubs have decreased along with the slowdown in the economy.

Business and Sports Clubs

        The following table presents certain summary financial data and other operating data for the Company’s business and sports clubs segment for the 36 weeks ended September 5, 2000 and September 4, 2001 (dollars in thousands):

	Same Store Business		Total Business
	and Sports Clubs		and Sports Clubs

	2000	2001	2000	2001

Number of facilities	76	76	80	76

Operating revenues	$159,930	$164,734	$167,884	$165,004

Operating costs and expenses	140,915	145,880	149,423	145,974

Depreciation and amortization	8,416	8,702	8,717	8,725

Gain (loss) on divestitures and impairment of assets	—	—	(371)	195

Segment operating income	$10,599	$10,152	$9,373	$10,500

Adjusted EBITDA	$18,205	$18,095	$17,647	$18,271

        Operating revenues decreased $2.9 million at total business and sports clubs for the 36 weeks ended September 4, 2001 versus the 36 weeks ended September 5, 2000. This decrease is primarily due to the divestiture of four business and sports clubs since September 5, 2000. In addition, a decline in membership has resulted in a decrease in food and beverage revenues at same store clubs, offset by increases in membership dues as a result of price increases and the introduction of the Signature Gold benefit.

        Segment operating income increased $1.1 million at total business and sports clubs for the 36 weeks ended September 4, 2001 versus the 36 weeks ended September 5, 2000. This increase is primarily due to the divestiture of underperforming facilities and the effective management of food and beverage payroll and other operating expenses at same store clubs.

        Adjusted EBITDA increased $0.6 million at total business and sports clubs for the 36 weeks ended September 4, 2001 versus the 36 weeks ended September 5, 2000. This increase is primarily due to the increase in operating income mentioned above.

Resorts

        The following table presents certain summary financial data and other operating data for the Company’s resorts segment for the 36 weeks ended September 5, 2000 and September 4, 2001 (dollars in thousands):

	Same Store and
	Total Resorts

	2000	2001

Number of facilities	5	5

Operating revenues	$145,229	143,969

Operating costs and expenses	121,866	118,410

Depreciation and amortization	9,716	10,858

Segment operating income	$13,647	$14,701

Adjusted EBITDA	$25,669	$23,610

Lodging data: (4 resorts) (1) Room nights available	346,278	368,230

Room nights occupied	202,538	190,496

Occupancy rate	58.5%	51.7%

Average daily room rate per occupied room	$185	$191

Average daily revenue per occupied room	$714	$749

(1)  Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead, Barton Creek and Daufuskie Island.

        Operating revenues decreased $1.3 million for total resorts for the 36 weeks ended September 4, 2001 versus the 36 weeks ended September 5, 2000. This decrease is primarily due to decreased revenues attributable to lower group business associated with the slowdown in the nation’s economy, offset by an increase in membership dues. Room nights were down at each of the Company’s resort properties, with the exception of Barton Creek, which added lodging capacity within the past year. Greens fees and food and beverage sales are down due to the decrease in guest occupancy levels at the resorts. Pinehurst sold a significant amount of excess pro shop inventory in the prior year, resulting in a decline in current year golf merchandise sales. Membership dues increased due to an increase in transfer fees at Pinehurst and price increases in dues at all of the Company’s resorts. Average daily room rate per occupied room has increased as a result of a higher percentage of social resort guests. Average daily revenue per occupied room has increased due to higher spending by resort guests.

        Segment operating income increased $1.1 million for total resorts for the 36 weeks ended September 4, 2001 versus the 36 weeks ended September 5, 2000. This improvement is due to effective management of payroll and other operating costs and expenses in response to reduced guest volume, in addition to a prior year inventory write-down of pro shop merchandise at Pinehurst.

        Adjusted EBITDA decreased $2.1 million for total resorts for the 36 weeks ended September 4, 2001 versus the 36 weeks ended September 5, 2000. This decrease is primarily due to a decrease in membership fees at Barton Creek, which generated significantly higher fees in the 36 weeks ended September 5, 2000 related to the opening of a new golf course.

Other Operations

        Realty operating revenues decreased $9.9 million to $22.3 million in the 36 weeks ended September 4, 2001 from $32.2 million for the 36 weeks ended September 5, 2000. This decrease is primarily due to decreased closings of units in the Company’s Owners Club program.

        International operating revenues decreased $1.3 million to $10.1 million in the 36 weeks ended September 4, 2001 from $11.4 million for the 36 weeks ended September 5, 2000. This decrease is primarily due to the divestiture of three international properties since September 5, 2000, partially offset by the acquisition of one country club and golf facility and the opening of three in-development properties. In addition to the international property divestitures mentioned above, the Company further reduced its international holdings in the 12 weeks ended September 4, 2001 by selling publicly traded equity investments in ClubLink and ETC.

Seasonality of Demand; Fluctuations in Quarterly Results

        The Company’s quarterly results fluctuate as a result of a number of factors. Usage of the Company’s country club and golf facilities and resorts declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. The Company’s business facilities generate a disproportionately greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the fourth quarter consists of 16 weeks of operations and the first, second and third quarters consist of 12 weeks. As a result of these factors, the Company usually generates a disproportionate share of its revenues in the second, third, and fourth quarters of each year and has lower revenues in the first quarter. The timing of purchases, sales, or leases of facilities also has caused and may cause the Company’s results of operations to vary significantly in otherwise comparable periods. In addition, the Company’s results can be affected by non-seasonal and severe weather patterns as well as downturns in the economy.

Liquidity and Capital Resources

        Historically, the Company has financed its operations and capital expenditures primarily through cash flows from operations, proceeds from divestitures, and long-term debt. The Company’s primary cash needs consist of capital to finance future acquisitions and development, capital expansions at existing and new facilities and working capital. The Company distinguishes capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions). Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members’ expectations and to attract new members. Capital expansions are discretionary expenditures, which create new amenities or enhance existing amenities at existing facilities. The Company has several “to be built” facilities that are currently being funded and are projected to begin generating cash flows in the remainder of 2001 and in 2002. Although total capital expenditures for additions to property and equipment and expansion of new facilities exceeded $170 million for the 36 weeks ended September 5, 2000, capital expenditures for the 36 weeks ended September 4, 2001 were below $125 million and lower than in recent fiscal years. Thus, the Company’s trend of increased capital expenditures over the last two years is not expected to continue in 2001 or the immediate future.

        As part of its normal business practices, the Company is currently in the process of disposing certain properties. Year to date, the Company has completed the disposal of 15 properties for total proceeds of approximately $21.2 million. In addition, the Company completed the sales of equity investments in ETC and ClubLink, receiving proceeds of $13.9 million and $16.0 million, respectively. These funds were used to reduce the balance of the Company’s primary long-term credit facility, which in turn provides flexibility to fund current expansion and development projects. Estimated proceeds in the range of $75 to $80 million are expected to be realized on sales of additional properties within the next year. The completion of these asset sales and subsequent reductions of debt represent a high priority for the Company, as future cash availability from the Company’s primary long-term credit facility will be limited by covenants that became more restrictive in the third quarter of 2001 and will tighten further at year-end 2001. The Company believes that without the successful completion of these asset sales or a waiver of certain covenants by the lenders, there is no assurance that it will be in compliance with its debt covenants at year-end 2001 or in the immediate future thereafter.

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

        The recent terrorist attacks on the U.S. have created additional uncertainty in the state of the overall U.S. economy. As a result of the uncertainty caused by these events, the Company’s operating performance was immediately impacted as room nights and other revenues decreased significantly. Although trends appear to be improving, there can be no assurance that the economic and political climate will fully recover in the near future, and the longer-term and indirect consequences from this catastrophic event are not yet known. If the slow business conditions in the economy continue or become more severe, ClubCorp’s future revenues and operating results will be negatively impacted.

Recently Issued Accounting Pronouncements

        On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This statement will be effective for fiscal years beginning after December 15, 2001. Under the provisions of FAS 142, the cost of certain of the Company’s intangible assets will no longer be subject to amortization. While management has not made a final determination as to the impact of this new pronouncement on its Consolidated Balance Sheet or Consolidated Statement of Operations, management does not believe such implementation will have a significant impact.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 -	Restated ClubCorp, Inc. Executive Stock Option Plan

10.2 -	Restated ClubCorp, Inc. Omnibus Stock Plan

15.1 -	Letter from KPMG LLP regarding unaudited interim financial statements

24.1 -	Power of Attorney

(b) Reports on Form 8-K Not applicable

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClubCorp, Inc.

Date:	October 16, 2001	By: /s/ Charles A. Little

Charles A. Little Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

10.1 -	Restated ClubCorp, Inc. Executive Stock Option Plan

10.2 -	Restated ClubCorp, Inc. Omnibus Stock Plan

15.1 -	Letter from KPMG LLP regarding unaudited interim financial statements

24.1 -	Power of Attorney