Form 10-K405
period 2001-12-25
CLUBCORP INC
filed 2002-03-22
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 25, 2001

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

         The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant at December 25, 2001, based on the most recent appraised price of the Registrant’s Common Stock, was $77,669,206.

         The number of shares of the Registrant’s Common Stock outstanding as of March 22, 2002 was 93,742,901.

Part I

Item 1. Business

General

      ClubCorp, Inc. (referred to as “ClubCorp®”, “the Company”, “we”, “us” and “our” throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns, operates or manages country clubs, golf clubs, public golf courses, business clubs, business/sports clubs, sports clubs, resorts and certain related real estate through sole ownership, partial ownership (including joint venture interests) and management agreements. Our operations are organized into three principal business segments according to the type of facility or service: country club and golf facilities, business and sports clubs and resorts. Our primary sources of revenue include membership dues, membership fees and deposits, food and beverage operations, golf operations and lodging.

      We are one of the world’s most respected leaders in the seamless delivery of premier private club, resort and golf experiences for our members and guests. As of December 25, 2001, our operations and ventures spanned 30 states and six countries. Our portfolio of 209 facilities included (i) 131 country clubs, golf clubs, public golf facilities and resorts, with a total of 178 golf courses and (ii) 78 business, sports and business/sports clubs and a membership base of approximately 220,000 memberships. Trophy resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in North Carolina, The Homestead® Resort in Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone Country Club® in Akron, Ohio, Mission Hills Country Club near Palm Springs, California, The Metropolitan Club in Chicago and Lakelands Golf Club in Brisbane, Australia. Golf Digest, Golf Travel and other golf industry publications consistently rank several of our golf courses, including those at Pinehurst, Firestone, Barton Creek and The Homestead, as among the best in the United States.

      Our predecessor corporation was organized in 1957 under the name Country Clubs, Inc. All references herein to us shall also include Country Clubs, Inc. and its successor corporations. For purposes of this document, unless otherwise indicated, these references to us also include our various subsidiaries. However, we and each of our subsidiaries are careful to maintain separate legal existence, and general references to us should not be interpreted in any way to reduce the legal distinctions between subsidiaries or between us and our subsidiaries.

      There is currently no public market for our common stock. We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, pursuant to Section 15(d) thereof, because we filed a registration statement on Form S-1, which became effective October 24, 1994 pursuant to the Securities Act of 1933 (the Registration Statement). The Registration Statement registered participation interests in the ClubCorp Stock Investment Plan (the Plan) and our common stock, at $.01 par value per share (the Common Stock), to be sold to the Plan, which was amended and restated on January 1, 1999, to become the ClubCorp Employee Stock Ownership Plan (the Amended Plan).

Operations

Background and Philosophy

      We were founded in 1957 to develop Brookhaven Country Club in the north Dallas area. In the mid-1960s, we established our first business club on the belief that we could profitably expand our operations by applying our club management skills and member-oriented philosophy to a related line of business. We commenced international operations in 1980 and currently operate a number of facilities primarily in Mexico and Australia. In the mid-1980s, we entered the resort industry when we capitalized on a turn-around opportunity by acquiring Pinehurst, and currently operate four destination resorts. We further diversified our participation in the golf industry when we began developing, owning and operating public golf facilities in 1986. We entered the residential real estate market through our Owners Club program in 1994 by selling units in connection with our existing properties in Hilton Head, South Carolina. In 1999, we completed our largest acquisition to date by acquiring 22 facilities of the Cobblestone Golf Group.

      Mr. Robert H. Dedman, Sr. established ClubCorp on the belief that private clubs represented a significant business opportunity for a company that could combine professional development and management skills with the dedication to personal service necessary to attract and retain members. This commitment to professionalism and personal service is reflected in our member-oriented philosophy: create lasting value for members, guests, employees and financial partners by delivering personalized service and experiences that facilitate life-enhancing relationships, achieve world class results and create pride in belonging. Our management and employees recognize that we are in a relationship business where member and guest satisfaction is essential to long-term growth and profitability. We are committed to maintaining our leadership position in the golf-related and business club segments by creating an environment where members, guests and employees are treated with respect, trust and honesty. Our policy is to not restrict membership in our facilities on the basis of race, religion, gender or other immutable characteristics.

      In directing our growth since our formation, Mr. Dedman has emphasized quality service and facilities, endeavoring to exceed the expectations of our members and guests. We believe that a factor in attaining a leadership position in the industry is our member-oriented philosophy. Underlying this philosophy are progressive human resource values and goals which we believe have resulted in superior customer service. Management believes that our member-oriented philosophy and culture set us apart from many of our competitors that focus on short-term returns which may jeopardize member satisfaction and long-term profitability.

      From ClubCorp’s beginning, Mr. Dedman has focused on assembling an experienced management team. Our 10 executive officers, including the Chairman of the Board, possess an average of 22 years of experience with us. We have also attempted to attract and retain qualified, dedicated managers for our country club, golf club and public golf facilities, business and sports clubs and resorts. These managers possess an average of nine years of experience with our facilities. Senior management believes that our success depends greatly upon the motivation, training and experience of our employees. We provide an extensive, proprietary system of in-house training and education for all of our employees that is designed to improve the quality of services provided to members and guests. See—“Employees.”

Nature of Operations

      We operate country club and golf facilities, business and sports clubs and resorts through sole ownership, partial ownership and management agreements. In addition, we perform various corporate services internally and for third parties and develop and sell real estate. See—“Other Operations.” With respect to our wholly-owned operations, in some cases we own the real property where the facility is operated and in other cases we lease the real property from third parties.

      Management believes that our existing club, resort and other facilities and our base of club members represent a significant value to us. For example, certain of our country clubs that were developed many years ago are now located in highly populated areas where development of a new facility would be prohibitively expensive.

      The success of our business is dependent on our ability to attract new members, retain existing members and maintain or increase levels of club usage by members and guests. Although we devote significant resources to promote our facilities and services, many of the factors affecting club membership and usage are beyond our control. Local and federal government laws, including income tax regulations applicable to us and our club members and guests, can adversely influence membership activity. See—“Government Regulation.” Changes in consumer tastes and preferences, local, regional and national economic conditions, including levels of disposable income, weather and demographic trends can also have an adverse impact on club membership and usage. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality of Demand; Fluctuations in Quarterly Results.”

      Our operations are organized into three principal business segments according to the type of facility or service: country club and golf facilities, business and sports clubs and resorts. Operations not assigned to a principal business segment include international operations and real estate.

Country Club and Golf Facilities

      Our domestic portfolio includes 117 private country clubs, golf clubs or public golf facilities. Private country clubs generally provide at least one golf course and a combination of one or more of the following: dining rooms, lounge areas, meeting rooms, grills and ballrooms, tennis courts, swimming pools and pro shops. Our private country clubs include Firestone Country Club, host of the NEC Invitational, one of the two U.S. stops on the 2001 World Golf Championship Tour, Mission Hills Country Club, home of the Nabisco Championship, Indian Wells Country Club near Palm Springs, California, one of the four golf courses used in the Bob Hope Chrysler Classic, Eagle’s Landing Country Club near Atlanta, site of the Chick-fil-A Charity Championship, Gleneagles Country Club near Dallas and Kingwood Country Club near Houston. Our golf clubs generally offer both private and public play, a driving range and food and beverage concessions. Golf clubs include Nags Head Golf Links in North Carolina and Golden Bear Golf Club at Indigo Run in South Carolina. Public golf facilities are daily fee facilities that offer a “member for the day” experience and generally provide the same facilities and services as our golf clubs. Our public golf facilities include Fossil Creek Golf Club near Fort Worth, Texas and Teal Bend Golf Club in Sacramento. Operating revenues for country club and golf facilities are comprised primarily of membership revenues (consisting of membership dues and recognition of deferred membership fees and deposits), golf revenues, and food and beverage sales. In 2001, our country club and golf facilities segment generated operating revenues of $498.9 million (49.2% of our total revenues) and segment operating income before gain (loss) on disposals and impairment of assets of $54.6 million. See Note 11 to our Consolidated Financial Statements included in Item 8.

Business and Sports Clubs

      We position our business clubs as the “office away from the office” where members and guests can conduct business and business entertaining. Business clubs provide private and sophisticated settings in metropolitan locations to fulfill the dining, business or social entertainment needs of the business executive. Sports clubs provide an array of facilities, which generally include racquetball and squash courts, jogging tracks, exercise areas, weight machines, aerobic studios, swimming pools and, occasionally, tennis and basketball courts. Business/sports clubs combine the ambiance and amenities of a business club with the facilities of premier sports clubs. Our 76 domestic business and sports clubs include The Columbia Tower Club in Seattle, The University of Texas Club in Austin, The Athletic and Swim Club at Equitable Center in New York City and The Buckhead Club in Atlanta. Operating revenues for business and sports clubs consist primarily of membership revenues and dining sales. In 2001, our business and sports clubs segment generated operating revenues of $247.2 million (24.4% of our total revenues) and segment operating income before gain (loss) on disposals and impairment of assets of $16.4 million. See Note 11 to our Consolidated Financial Statements included in Item 8.

Resorts

      Our five destination resorts typically offer lodging and conference facilities, dining and lounge areas, golf, tennis, recreational facilities, European style spas and other resort amenities. They are grouped under “The Pinehurst Company” brand with the goal of being the world leader in delivering quality golf resort lifestyle experiences. Pinehurst, the largest golf resort in the world, with eight golf courses, hosted the 1999 United States Golf Association Open Championship (the U.S. Open) and will again host the U.S. Open in 2005. In addition to Pinehurst, our resorts include The Homestead in Virginia, Barton Creek in Austin, Texas, Daufuskie Island in South Carolina and Palmilla in Los Cabos, Mexico. Operating revenues for our resorts are primarily comprised of lodging and golf revenues, food and beverage sales and membership fees. In 2001, our resort segment generated operating revenues totaling $207.8 million (20.5% of our total revenues) and segment operating income before gain (loss) on disposals and impairment of assets of $16.2 million. See Note 11 to our Consolidated Financial Statements included in Item 8.

      In the fourth quarter of 2001, we closed lodging, conference and various other operations typically associated with our resorts at Daufuskie Island. Subsequent to this reduction in services, Daufuskie Island has operated primarily as a private golf facility. In 2002, we intend to classify Daufuskie Island within our country club and golf facilities segment. In addition, we have retained the services of a broker to explore the possible sale of the property.

Other Operations

      We develop and sell residential real estate adjacent to our golf facilities and sell ownership units at destination golf clubs and resorts through our Owners Club program. This concept was implemented by ClubCorp as a way to combine membership in our private clubs with an ownership interest in vacation homes. Members may reserve vacation time at their home club or at affiliate Owners Clubs based on availability. In addition, membership provides such amenities as golf privileges, tennis, dining, snowskiing and spa facilities. Owners Club members now enjoy several locations including Hilton Head Island in South Carolina and The Homestead in Virginia.

      Our international division consists of nine golf facilities, including two currently under construction, and two business and sports clubs. Over the past two years we have refined our international strategy to focus on the “clustering” of properties in order to achieve operating efficiencies in countries such as Australia and Mexico. This change in strategy has resulted in the divestiture of seven international properties over the last two years. Our current international operations include Marina Vallarta Club de Golf and Vista Vallarta Club de Golf in Puerto Vallarta, Mexico, and Lakelands Golf Club near Brisbane, Australia. The Jack Nicklaus Signature Course at Vista Vallarta was recently selected as the site for the EMC World Cup, one of the four scheduled stops on the 2002 World Golf Championship Tour.

      In 2001, our real estate and international operations had combined operating revenues of $45.5 million (4.5% of our total revenues) and operating income (loss) before gain (loss) on disposals and impairment of assets of ($4.4) million. See Notes 11 and 12 to our Consolidated Financial Statements included in Item 8.

Other Services

      We perform a number of services on a company-wide basis, including certain centralized marketing, accounting, technology support, purchasing and disbursement functions. We publish Private Clubs®, an award winning bi-monthly magazine provided to club members and resort guests which showcases our facilities. We also have a sports marketing division, Pinehurst Championship Management, which manages the operations of high-profile golf tournaments at Pinehurst and other locations.

Equity Investments

      During 2001, we chose to refocus on our core businesses and divested various non-strategic assets, including certain international equity investments as well as an interest in an Internet-related venture. These asset disposals resulted in net proceeds of $31.3 million that were used to pay down outstanding debt. Resulting gains (losses) on disposals and impairment of assets are recorded separately as components of operating income in our Consolidated Statement of Operations.

      In March 2001, we wrote off our 8.8% common stock and 100% preferred stock interests in Lifecast.com, a web development company that delivers club-related and lifestyle content through member-only web sites. We recorded a loss of approximately $2.5 million on the write-off of this investment.

      In August 2001, we sold our 29.9% interest in PGA European Tour Courses, PLC (ETC), a publicly traded English company that owns and operates golf facilities in Europe, many of which have hosted premier golf tournaments. The sale generated a loss of approximately $2.0 million on proceeds of $13.9 million.

      In two separate transactions in the fall of 2001, we sold our interest in ClubLink Corporation (ClubLink), a publicly traded company that is the largest owner and operator of high quality golf facilities in Canada. The sales generated losses of approximately $21.5 million on proceeds of $17.4 million, as well as a related $1.9 million impairment loss on our remaining investment after the first sale. We planned to hold our interest as a long-term investment prior to our change in investment strategy and had determined that no impairment existed on a long-term basis. One of our executive officers will remain on the Board of Directors of ClubLink until May 30, 2002.

      Our remaining investments include joint ventures for the operation of two real estate developments, six country clubs, two business clubs and one golf club. The results of operations of these other investments are included in their respective operating segments.

Expansion and Development

      Over the course of our history we have expanded our operations from one country club to an extensive list of over 200 facilities that now include business clubs, resorts and athletic clubs both domestically and internationally. In recent years we have undertaken several opportunities to expand our operations through the development of new facilities, expansion of our existing facilities and strategic acquisitions and joint ventures. Our executive officers routinely participate in the evaluation of such strategic opportunities. Currently we have three development projects in addition to a number of expansions in progress which are expected to be completed in 2002 and will begin generating revenues upon their completion. Given the state of the nation’s economy and the uncertainty that it has caused for our business, our current focus is the completion of these projects with an increased emphasis on maintaining and improving our existing core business for the immediate future. As such, we do not expect to make any significant acquisitions in 2002 nor begin any new development or expansion projects. However, it should be noted that several of our acquisitions in the past have been made during lulls in the nation’s economy and have been so-called “turnaround” opportunities.

      Many of our expansion and development projects are being carried out through a joint venture agreement with Jack Nicklaus’ Golden Bear Golf, Inc. This partnership was formed in 1998 to build and operate a variety of private and public golf facilities under the Nicklaus-design brand. Trademark collaberations of this joint venture include two public golf facilities featuring “The Bears Best” concept, which features replicas of well-known Nicklaus-designed golf holes. One Bear’s Best facility opened in December 2001 near Las Vegas, NV, while another near Atlanta, GA is currently in development and is scheduled to open in July 2002. In addition to five projects that have already been completed, two other current projects will feature Nicklaus-designed courses, including a new course at The Hills at Lakeway in Austin, TX.

      In addition to the development projects mentioned above, we are currently involved in several expansion efforts at our existing facilities. Many of these projects stem from the belief that many of our facilities have excess capacity that can be used to increase long-term profitability while maintaining member satisfaction. In the past these projects have represented a wide range of expansion efforts, from additional golf holes or room capacity to other amenities aimed at non-golfers who are members and guests at our clubs and resorts. Current expansion projects that are underway include a full-service spa at Pinehurst that will open at the end of March 2002 and the redesign of one of the three golf courses at Firestone Country Club. In addition, we are currently in the process of upgrading the technological capabilities for hosting business and meeting activities at several of our business and sports clubs as part of our effort to enhance member usage of these facilities.

      The success of our future growth strategy will depend in part upon the availability of opportunities for expansion and development projects on cost-effective terms, the availability of adequate financing, equity capital and other general economic factors beyond our control. The success of our growth strategy also will depend on our ability to effectively integrate acquired facilities and development projects into existing operations, including achieving synergies between new and existing operations and instilling our member-oriented philosophy in the management of the new facilities.

Sales and Marketing

      We advertise and market our golf facilities, business and sports clubs and resorts through diverse media. Among other things, we sponsor the Associate Clubs® Program, which provides members of clubs owned, leased or managed by us with access to other clubs outside a certain radius of the member’s club. Signature Gold was added in 2001 as a new level of Associate membership, providing enhanced privileges at a select group of our properties. In cities where multiple Associate Clubs are located, membership in a Society is often available. Society membership provides privileges in many clubs within the same metropolitan area without any radius restrictions and also provides additional benefits such as concierge services and VIP seating at local events.

      We believe there are significant opportunities to increase revenues by marketing our interrelated products and services to our existing customer base. Our members typically have a higher than average net worth, representing a significant target market through which to market and sell our products. Familiarity with our customers’ tastes and preferences allows us to cater to their specific needs, which somewhat moderates the risk of marketing products to the general public. An example of this practice is marketing our Owners Club properties to our club members and resort guests. We feel that customers who purchase a variety of products and services from one source are likely to be more loyal than others. Thus we believe we are able to more effectively retain our customer base through these cross-selling efforts.

      To promote our facilities, we publish Private Clubs magazine, which reaches the majority of the members at our clubs and resorts in addition to our affiliate clubs and resorts. The magazine’s focus is on golf, travel, food, wine, recreation and other aspects of the “private club experience.” Regular features include unusual destinations and travel tips, profiles of members who are business leaders, club profiles, wine reviews, recipes from club chefs, golf and tennis tips, solutions to health and fitness concerns and humor. The readership of Private Clubs was ranked number one in median household income among 111 publications included in the 2001 Mendelsohn Affluent Survey, conducted annually by Mendelsohn Media Research, Inc., an independent media research firm. The magazine also has an online edition available at www.privateclubs.com.

      In an effort to increase our presence in the marketplace, in November 2001 we entered into a brand building agreement with an independent marketing agency to advise us on corporate identity, brand positioning and strategic partnering, all with the goal of increasing membership and profitability at our existing facilities and eventually adding new properties, products and services. One of the main themes of the brand building strategy will be to increase the level of positive visibility of our brand to our members and guests through a cross-marketing strategy. The intent of the strategy is to have members and guests translate an exceptional experience at one club or resort to our other properties and recommend our properties to their friends and business associates. The maintenance of our Star Service standards is paramount to the success of this effort.

      We host a number of professional golf tournaments that provide publicity for our facilities. Some of the most notable tournaments our facilities hosted during 2001 were the World Golf Championships—NEC Invitational at Firestone Country Club, the Bob Hope Chrysler Classic at Indian Wells Country Club, the Nabisco Championship at Mission Hills Country Club, and the Chick-fil-A Charity Championship at Eagle’s Landing Country Club. Pinehurst Championship Management, which was created in conjunction with the 1999 U.S. Open at Pinehurst, managed the 2001 U.S. Women’s Open Championship at the Pine Needles Golf Resort in Southern Pines, North Carolina. Pinehurst also has been selected for the 2005 U.S. Open, which will be held at the resort for the second time in seven years. The list of our properties serving as locations for prestigious events will expand further in 2002, as it was announced in October 2001 that the Vista Vallarta Jack Nicklaus Signature Course in Puerto Vallarta, Mexico, was selected as the site for the EMC World Cup, one of the four stops on the 2002 World Golf Championship Tour.

      We believe we have established a strong rapport with numerous professional organizations including the following:

•	United States Golf Association;

•	PGA Tour and LPGA Tour;

•	Professional Golf Association of America;

•	American Junior Golf Association;

•	National Golf Course Owners Association;

•	Club Managers Association of America;

•	National Club Association;

•	International Health, Racquet & Sports Club Association;

•	National Restaurant Association, and

•	National Golf Foundation

      Additionally, our Chief Executive Officer and President, Robert H. Dedman, Jr. is currently serving a three year term on the Board of Directors of the National Golf Foundation, which is a nonprofit organization that provides information, consulting and research for the golf industry. James M. Hinckley, Chief Operating Officer, serves on the Board of Directors of the National Golf Course Owners Association and the American Junior Golf Association. Special relationships such as these have enabled us to bring distinctive tournaments and events, such as the U.S. Open and the Senior PGA Championship, as well as numerous other prestigious events, to our clubs and resorts throughout the world. We also host many United States Tennis Association and Intercollegiate Tennis Association events, including the Omni Hotels Intercollegiate Tennis Championships, along with other athletic activities such as swimming, diving, lawn bowling and croquet. In addition, many of our executive chefs have been recognized for their culinary artistry, earning distinctive awards from the American Culinary Federation.

Government Regulation

      Our operations are subject to numerous laws and government regulations, including environmental, occupational health and safety, labor and alcoholic beverage control laws and laws relating to access for disabled persons. Changes to these laws or regulations could adversely affect us. We have policies in place designed to bring or keep our facilities in compliance, and audit procedures to inspect for compliance, with all current federal, state and local environmental laws.

      Operations at our golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oil and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removing such hazardous substances that are released on, or in, its property and for remediation of its property. Such laws often impose liability regardless of whether a property owner or operator knew of, or was responsible for, the release of hazardous materials. In addition, the presence of such hazardous substances, or the failure to remediate the surrounding soil when such substances are released, may adversely affect the ability of a property owner to sell such real estate or to pledge such property as collateral for a loan. We have not been informed by the Environmental Protection Agency or any state or local governmental authority of any non-compliance or violation of any environmental laws, ordinances or regulations likely to be material to us, and we believe that we are in substantial compliance with all such laws, ordinances and regulations applicable to our facilities and operations. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.”

      We are also subject to the Fair Labor Standards Act and various federal and state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. The salaries of certain of our personnel are based on the federal minimum wage and adopted increases in the minimum wage have historically increased our labor costs. In addition, we are subject to certain state “dram-shop” laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We are also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain minor renovations to various of our facilities to meet federally mandated access and use requirements. We believe we are operating in substantial compliance with applicable laws and regulations governing our operations.

      We have operations in a number of states which regulate the licensing of restaurants and resorts, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. While we believe that we are, and will continue to be, in substantial compliance with these requirements, there can be no assurance that these requirements will not change or that any such change will not adversely affect us.

Competition

      We operate in a highly competitive industry. Our clubs and resorts compete primarily on the basis of price, management expertise, featured facilities and quality and breadth of services. With respect to resorts, we compete on a national and international level with numerous hotel and resort companies. Competition in this part of the industry is intense and there can be no assurance that such competition will not adversely affect revenues, costs or operating income of our resorts. Our country club and golf facilities compete on a local and regional level with other country club and golf facilities and our business and sports clubs compete on a local and regional level with high-end restaurants and other clubs. The level of competition in these lines of business varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a material adverse effect on our results from that region. Our results of operations also could be affected by a number of additional competitive factors, including the availability of, and demand for, alternative forms of recreation. In addition, many of our public golf and resort competitors have substantially greater financial and other resources than we do.

      We also compete for the operation of golf courses with national and regional golf course management companies, including American Golf Corporation and National Golf Properties, and, less frequently, with individuals and small ventures that typically own one or more golf courses. There are many opportunities for consolidation in the highly fragmented golf course ownership industry in the U.S. and the industry has seen a high level of consolidation in recent years. As a result of this activity we have and may continue to experience increased competition in the acquisition and operation of premier properties. In the acquisition of golf courses, companies compete primarily on the basis of price and their operating reputation. Many of these investors have significant resources available to them, sometimes providing the ability to pay substantially more for the type of facilities consistent with those in our portfolio and strategy.

      Acquisitions are based not only on the value of the facility, but on the strategic positioning of the transaction, such as concentration in a geographical area and in markets that represent the best investment opportunity. We believe that we are uniquely prepared to capitalize on consolidation opportunities due to our external growth experience with large acquisitions such as Cobblestone, and our ability to apply economies of scale and other advantages associated with having a substantial portfolio of facilities. We are focused on “clustering” potential acquisitions in geographic proximity with existing clubs in order to experience significant operating efficiencies, thereby allowing us to compete more efficiently than our competitors in the operation of these facilities. Historically, we have demonstrated the ability to fulfill this concept by concentrating a significant portion of our properties in markets such as Texas, California and Florida.

      Throughout the 1990’s and in 2000, there was a substantial increase in the development of golf facilities throughout the U.S. A significant number of the new courses being built are open to the public for a daily fee. As a result, competition in this market has intensified and the increase in availability of courses has adversely affected demand in portions of the private club market. According to the National Golf Foundation, the ratio of average number of golfers per course (18-hole equivalent) has declined and new course development has outpaced growth in demand in recent years. Although new course construction declined due to the economic slowdown in 2001, a resurgence in development activity and additional decreases in the ratio of average number of golfers per course could adversely affect our business and results of operations. Conversely, this period of overbuilding could eventually benefit us in the long run, as companies with less financial resources and management experience may be forced to sell their properties at discounted values.

      In the operation of our facilities, we compete on the basis of our reputation to deliver value through the quality of the facility and quality of services provided to our members and guests. We believe we compete favorably with respect to these factors. We have a program, known as “Associate Clubs” with varying levels of membership, that allows members of a club in one market to utilize our clubs in different markets, thus enhancing the value of club membership. Because of our large number of facilities, members are provided access to a wide number of facilities. We believe this program affords us a competitive advantage over competitors that do not maintain similar programs and over other competitors that have similar programs, but fewer facilities.

Employees

      As of December 25, 2001, we employed approximately 15,000 full-time and 8,000 part-time employees in our operations. The success of our business is dependent in part on our ability to attract and retain experienced management and other employees in a cost-effective manner. We believe that our employees represent an important asset to us; however, we are not dependent upon any single employee, or a small group of employees, whose loss would have a material adverse effect on us. Although we believe that our labor relations are good, increased labor and benefit costs or a deterioration in our labor relations could adversely affect our operating results.

Customers

      We are not dependent upon a single customer, or a few customers, whose loss would have a material adverse effect on us. In addition, as of December 25, 2001, there is no customer to which we have sales equal to 10% or more of our consolidated revenues and whose loss would have a material adverse effect on us as a whole.

Intellectual Property

      We have registered various service marks, including the names CLUBCORP, CCA, CLUB RESORTS, ASSOCIATE CLUBS, and PINEHURST with the U.S. Patent and Trademark Office, and have applied with the United States Patent and Trademark Office for the registration of various other service marks. In addition, we have registered certain of our service marks in a number of foreign countries. We regard our service marks as valuable assets and intend to protect such service marks vigorously against infringement.

Available Information

      We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (the SEC). All documents may be located at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or

you may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. Our SEC filings are also available to the public through a link at our internet site www.clubcorp.com or at the SEC’s Internet site www.sec.gov.

Item 2. Properties

      We owned and/or operated 209 golf facilities, business and sports clubs and resorts as of December 25, 2001. The following table provides a profile of the composition of our portfolio of facilities from December 29, 1998 to December 25, 2001:

Additions, Divestitures and Reclassifications of Facilities(1)

	Country	Golf	Public		Business/
	Clubs	Clubs	Golf	Business	Sports	Sports	Resorts	International	Total

At December 29, 1998	75	8	26	69	21	3	5	12	219
Facilities added during 1999	11	15	4	1	-	-	1	3	35
Facilities divested during 1999	(4)	(1)	(9)	(11)	(1)	-	(1)	(3)	(30)
Reclassifications during 1999	(2)	3	(1)	-	(2)	2	-	-	-

At December 28, 1999	80	25	20	59	18	5	5	12	224
Facilities added during 2000	1	-	5	-	-	1	-	4	11
Facilities divested during 2000	(3)	(1)	(2)	(5)	(1)	-	-	(2)	(14)
Reclassifications during 2000	1	(1)	-	-	-	-	-	-	-

At December 26, 2000	79	23	23	54	17	6	5	14	221
Facilities added during 2001	1	-	1	-	-	-	-	2	4
Facilities divested during 2001	(4)	(4)	(2)	-	-	(1)	-	(5)	(16)
Reclassifications during 2001	1	(1)	-	-	-	-	-	-	-

At December 25, 2001	77	18	22	54	17	5	5	11	209

(1)	Facilities added includes acquisitions of owned, leased, partially owned or managed facilities, joint ventures and other investments. Facilities divested includes sales of owned or partially owned facilities and other investments, and terminated leases and management agreements that are not renewed or replaced.

     Expired or terminated lease arrangements or management agreements generally have shorter terms than joint venture agreements or other forms of ownership. We generally include a termination clause in our management agreements which imposes a financial penalty, paid to us by the managed owner, to discourage early termination of management agreements.

      Our properties are located throughout the U.S. and several countries internationally. In the U.S., a significant portion of these properties are located in Texas, California, Florida and the Southeastern U.S. Due to our concentration of golf facilities in these markets, our operating and financial performance is subject to the regional weather patterns and changes in economic conditions in these areas.

      We own, lease or manage the facilities in our portfolio. The following table summarizes the number and reclassifications in the type of our facilities operated for the periods indicated:

	Wholly Owned
			Partially
			Owned
	Owned	Leased	and	Managed	Under
	Facilities	Facilities	Managed	Operations	Construction	Total

At December 29, 1998	85	96	10	23	5	219
Facilities added during 1999	22	4	3	2	4	35
Facilities divested during 1999	(3)	(20)	-	(6)	(1)	(30)
Reclassifications during 1999	1	3	1	(1)	(4)	-

At December 28, 1999	105	83	14	18	4	224
Facilities added during 2000	3	3	-	-	5	11
Facilities divested during 2000	(4)	(6)	(1)	(3)	-	(14)
Reclassifications during 2000	2	1	-	-	(3)	-

At December 26, 2000	106	81	13	15	6	221
Facilities added during 2001	-	1	-	-	3	4
Facilities divested during 2001	(9)	(6)	(1)	-	-	(16)
Reclassifications during 2001	1	-	3	-	(4)	-

At December 25, 2001	98	76	15	15	5	209

      With respect to leased facilities, including our executive offices in Dallas, Texas, we generally pay a monthly base rent, as well as charges for real estate taxes, common area maintenance and various other items. In some cases, we must also pay a percentage of gross receipts or positive net cash flow. In most instances, we have full authority over the operation of the leased facilities, operating on a fully net basis, except in some cases where the owner remains responsible for major structural repairs or for property insurance or real estate taxes.

      Certain of our properties and other real and personal property and equipment are pledged as collateral on our long-term debt. See Note 7 of the Notes to Consolidated Financial Statements included under Item 8. See Item 7—“Liquidity and Capital Resources—Long-Term Debt Financing.”

Item 3. Legal Proceedings

      We are subject to certain pending or threatened litigation and other claims. After review and consultation with legal counsel, we believe that any potential liability from these matters would not materially affect our consolidated financial position and results of operations. See Note 15 of the Notes to Consolidated Financial Statements included under Item 8.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of fiscal year 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      There is currently no public market or publicly available quotations of value for our Common Stock. In connection with certain employee benefit plans (including the Plan and the Amended Plan), we have engaged an independent financial advisory firm, Houlihan Lokey Howard and Zukin Financial Advisors, Inc., to render a semi-annual opinion on the fair market value of our stock (at the end of our second quarter and year-end). This fair market value is based upon a multiple of our recurring cash flows from operations, with certain exceptions for specific assets, including certain long-term investments valued at the lower of cost or market. Under this arrangement, the stock valuation process is independent of our Board of Directors and Management.

      We have historically purchased stock from shareholders when offered for sale back to us. During 2001, our purchases of stock from shareholders were approximately $6.4 million. Our primary long-term debt agreement limits repurchases of Common Stock, excluding shares repurchased from the Amended Plan, to $7.5 million per fiscal year. The Stockholder’s Agreement with The Cypress Group L.L.C. (see Item 7—“Liquidity and Capital Resources”) limits our stock repurchases, without their prior authorization, to $2.5 million per year from the Dedman Stockholders (Robert H. Dedman, Sr., Robert H. Dedman, Jr., Patricia Dedman Dietz, and the Dedman Foundation and related trusts), $5.0 million per year for certain charitable and non-profit organizations, and $2.5 million per year from all other shareholder groups. The Redemption Right of the Amended Plan is not limited by this agreement.

      We have never paid cash dividends on the Common Stock. Management expects to continue its policy of retaining earnings for use in our business, and accordingly, does not expect to pay cash dividends in the foreseeable future. As of March 22, 2002, there were approximately 335 holders of record of the Common Stock.

Item 6. Selected Financial Data

      Set forth below are the selected Consolidated Statement of Operations and balance sheet data for each of the fiscal years in the five year period ended December 25, 2001 (1). The table presented below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7a—“Quantitative and Qualitative Disclosures about Market Risk” and Item 8—“Financial Statements and Supplementary Data” (dollars in thousands, except per share data).

	December 31,	December 29,	December 28,	December 26,	December 25,
	1997(3)	1998(4)	1999	2000	2001

Statement of Operations Data:
Continuing operations:
Operating revenues	$830,740	$861,053	$1,035,779	$1,070,484	$1,014,752
Operating income before gain (loss) on disposals and impairment of assets	$68,587	$70,597	$72,956	$50,154	$28,050
Income (loss) from continuing operations before extraordinary item	$87,864	$39,512	$11,626	$(16,494)	$(105,850)
Income (loss) from continuing operations before extraordinary item per share (diluted)	$1.02	$0.46	$0.13	$(0.17)	$(1.13)
Balance Sheet Data:
Continuing operations:
Total assets	$1,028,674	$1,110,158	$1,546,530	$1,739,131	$1,605,824
Long-term debt (including current portion)	$255,857	$274,550	$512,125	$685,954	$642,633
Membership deposits	$83,066	$95,460	$96,365	$104,757	$115,550
Stockholders’ equity	$388,615	$409,036	$564,953	$544,261	$432,176
Other Information:
Continuing operations:
Adjusted EBITDA (2):	$122,703	$150,149	$167,043	$166,573	$135,342

(1)	We report our financial results on a 52/53 week basis, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of either 16 weeks (1998, 1999, 2000 and 2001) or 17 weeks (1997).
(2)	We use Adjusted EBITDA to monitor the our property-level and overall performance. Adjusted EBITDA consists of EBITDA, an industry standard calculation of earnings before interest, taxes, depreciation and amortization, adjusted for net membership deposits and fees, a joint venture adjustment and excludes gain (loss) on disposals and impairment of assets. Net membership deposits and fees represent the difference between current period sales of deposits and fees and revenue recognized from deposits and fees. The joint venture adjustment consists of cash distributions received net of our percentage ownership in noncash equity in earnings recorded in the Consolidated Statement of Operations. Adjusted EBITDA is not intended to represent cash flow in accordance with accounting principles generally accepted in the United States of America and is not necessarily a measure of our ability to fund our cash needs. Our Adjusted EBITDA from continuing operations may not be comparable to similarly titled measures reported by other companies. See Note 11 to our Consolidated Financial Statements included under Item 8.
(3)	From 1988 through 1996, we operated in the financial services industry through Franklin Federal Bancorp, a Federal Savings Bank. We sold the bank and its assets in January 1997. This segment is classified as discontinued operations and financial data for 1997 reflects this classification.
(4)	In fiscal year 1998, we recorded a loss on extinguishment of debt of approximately $1.2 million, net of income taxes. This item was classified as an extraordinary item in our Consolidated Statement of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with Item 6—“Selected Financial Data,” Item 7a—“Quantitative and Qualitative Disclosures about Market Risk” as well as Item 8—“Financial Statements and Supplementary Data.”

Overview

General

      We are a holding company incorporated under the laws of the State of Delaware that, through our subsidiaries, have historically operated in one distinct industry: hospitality services. Our operations in the hospitality industry involve the operation of country club and golf facilities, business and sports clubs and resorts through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements. In addition, we own a limited number of international properties and real estate held for sale.

      Our Consolidated Financial Statements are presented on a 52/53 week fiscal year, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The financial statements included in Item 8 for the year ended December 25, 2001 are comprised of 52 weeks, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks. Our main revenue streams are membership revenues, golf revenues, food and beverage sales, and lodging revenues. We seek to achieve revenue growth through the management and expansion of existing facilities, the marketing of our interrelated products and services to our existing customer base, and the acquisition and development of new facilities. This growth is financed through cash flows from operations and long-term debt. See “Liquidity and Capital Resources.”

      We seek to improve financial performance of existing facilities by determining an optimal business plan for each property. If efforts to improve facility performance to our standards are not successful or the financial goals of the facility are not being achieved, alternatives such as restructuring the ownership position are considered. Facilities generally are divested when we determine they will be unable to provide a positive contribution to profitability, when they no longer represent a strategic facility in our network of affiliated clubs and resorts, when members no longer support the facility or, in the case of leases, joint ventures and management agreements, when their contractual terms expire without being renewed or are terminated.

Critical Accounting Policies

      Operating revenues consist primarily of revenues derived from membership dues and recognition of deferred membership fees and deposits, golf operations, food and beverage operations, and lodging. Membership deposits represent advance initiation deposits paid by members and are refundable a fixed number of years (generally 30) after the date of acceptance as a member. The difference between the amount of the membership deposit and the present value of the obligation is deferred and recognized as revenue on a straight-line basis over the average expected life of an active membership (currently six years for golf and resort facilities and five years for business and sport facilities). Nonrefundable initiation fees and related incremental direct selling costs of membership initiation deposits and fees (primarily commissions) are recorded in the same manner. The membership deposit liability accretes over the refundable term using the interest method. All other revenue sources are recognized in the period earned, which is generally at the time of sale or when the service is provided.

      Operating expenses consist of direct operating costs, including preopening costs incurred in anticipation of a club opening, and facility rentals and maintenance. These costs are expensed as incurred.

      Long-lived assets to be held and used and to be disposed of by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded as a component of operating income (loss) in our Consolidated Statement of Operations. If it is determined that impairment exists, the fair value for purposes of calculating the impairment is measured based on discounted future operating cash flows using a risk-adjusted discount rate.

      Our valuation allowance relates to the deferred tax assets arising from our federal income tax net operating loss carryforwards and capital loss carryforwards. The valuation allowance is recorded based on our projections of future taxable income and capital gains over the periods in which the net operating losses will be carried forward. We periodically review our projections of future taxable income and capital gains and expirations of net operating loss and capital loss carryforwards to determine if an adjustment to the valuation allowance is necessary. An adjustment to the valuation allowance is recorded if it is “more likely than not” that some portion of the deferred tax assets will not be realized and changes in the valuation allowance are recorded as a component of Income tax (provision) benefit in our Consolidated Statement of Operations. See Note 16 to our Consolidated Financial Statements under Item 8.

Results of Operations

      We analyze operating results and manage our business segments using the following concepts and definitions:

      We employ “same store” analysis techniques for a variety of management purposes. By our definition, facilities are evaluated yearly and considered “same store” once they have been fully operational for one year or if they are management agreement properties. Developing facilities are not classified as same store. This distinction between developing and same store facilities allows us to separately analyze the operating results of our established and new facilities. We believe this ability provides an effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our same store facilities without the distortions that would be caused by the inclusion of developing properties, including distortions caused by initial operating losses at turn-around facilities and new developments. Facilities divested during a period are removed from the same store classification for all periods presented.

      We also use Adjusted EBITDA to monitor our property-level and overall performance. Adjusted EBITDA consists of EBITDA, an industry standard calculation of earnings before interest, taxes, depreciation and amortization, adjusted for net membership deposits and fees, a joint venture adjustment and excludes gain (loss) on disposals and impairment of assets. Net membership deposits and fees represent the difference between current period sales of deposits and fees and revenue recognized from deposits and fees. The joint venture adjustment consists of cash distributions received net of our percentage ownership in noncash equity in earnings recorded in the Consolidated Statement of Operations. Adjusted EBITDA is not intended to represent cash flow in accordance with accounting principles generally accepted in the United States of America and is not necessarily a measure of our ability to fund our cash needs. Our Adjusted EBITDA from continuing operations may not be comparable to similarly titled measures reported by other companies. See Note 11 to our Consolidated Financial Statements included under Item 8.

Year Ended December 25, 2001 Compared to Year Ended December 26, 2000

Consolidated Operations

      Operating revenues decreased to $1,014.8 million for 2001 from $1,070.5 million for 2000. This decrease is primarily due to decreases in real estate sales, food and beverage sales, room nights and golf operations revenue, partially offset by an increase in membership dues. The effects of the nation’s economic recession and the September 11th terrorist attacks on the United States have decreased corporate and consumer spending, which adversely impacted the majority of our revenue lines. Food and beverage sales, especially for private parties, have declined due to decreased corporate and consumer spending and divestitures. Room nights at our resorts have declined due to lower group business associated with declines in corporate spending. Golf operations revenue has declined at clubs and resorts due to lower member and guest spending. Sales of ownership units in our Owners Club program have been affected by a downturn in the vacation housing market. The increase in membership dues is a result of price increases at our clubs and the introduction of the Signature Gold benefit to our members. The $3.5 million increase in membership dues as a result of the introduction of the Signature Gold benefit is non-recurring in nature, and although we expect to maintain our dues line at or near its current level, we cannot expect increases in membership dues such as those in 2001 without a similar new offering to our members in the future. As such, we do not expect to achieve similar growth in membership dues in future periods without an increase in the number of members at our clubs or additional price increases.

      Excluding the impact of net gain (loss) on disposals and impairment of assets, operating income decreased to $28.0 million for 2001 from $50.2 million for 2000. This decrease is due to the decline in revenues mentioned above and increased depreciation and amortization, partially offset by decreased operating costs and expenses and selling, general and administrative expenses. The increase in depreciation and amortization is due to recently completed capital expansions at existing facilities and increased usage of technology related assets with shorter useful lives. The decrease in operating costs and expenses is primarily attributable to expense controls and lower cost of goods sold due to the decline in revenues. The decrease in selling, general and administrative expenses is primarily due to cost cutting initiatives that we have undertaken in our corporate and other administrative functions.

      Net loss on disposals and impairment of assets was $43.3 million for 2001. We disposed of significant equity investments in ETC, ClubLink and Lifecast.com in 2001, recording combined losses of $26.0 on the divestiture of these investments. The combined divestiture of 16 properties and disposal of certain other assets in 2001 resulted in net losses of $14.3 million. Impairment losses of $2.6 million were recorded to write-down the carrying value of certain properties to be disposed and a portion of our previously held investment in ClubLink.

      Loss from operations before income taxes increased to $71.9 million for 2001 from $21.5 million for 2000. This decrease is primarily due to the decrease in operating income mentioned above as well as higher interest expense. The increase in interest expense is due to higher average levels of outstanding debt attributable to financing needs for capital expansion and development projects, partially offset by a decrease in variable interest rates throughout the year.

      Consolidated Adjusted EBITDA decreased to $135.3 million for 2001 from $166.6 million for 2000. This decrease is primarily due to the decline in operating income mentioned above in addition to a decrease in net membership deposits and fees, as initiation deposits for full golf memberships at our high deposit clubs have declined due to the economic recession. In addition, initiation fees were higher at resorts in 2000 due to the opening of a new golf course at Barton Creek.

Segment and Other Information

Country Club and Golf Facilities

      The following tables present certain summary financial and membership information for our country club and golf facilities segment for 2000 and 2001 (dollars in thousands, except facility and membership data):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities

	2000	2001	2000	2001

Number of facilities	107	107	125	117
Operating revenues	$465,863	$476,004	$496,010	$498,872
Operating costs and expenses	361,024	368,564	392,794	393,149
Depreciation and amortization	47,555	48,427	50,458	51,090
Loss on disposals and impairment of assets	(9,651)	(5,941)	(9,824)	(5,584)

Segment operating income	$47,633	$53,072	$42,934	$49,049

Adjusted EBITDA	$122,462	$115,342	$125,574	$115,874

Membership information (76 clubs)(1):
Memberships at beginning of period	73,550	75,437
Memberships added during period	11,559	12,038
Memberships lost during period	(9,672)	(12,342)

Memberships at end of period	75,437	75,133

(1)	Number of facilities includes owned same store country club and golf facilities. Membership information is comprised of the same store clubs where we receive membership initiation deposits or fees and membership dues.

     Operating revenues increased $10.1 million from 2000 to 2001 for same store country club and golf facilities. This increase is primarily due to an increase in membership dues, partially offset by declines in food and beverage sales. The increase in membership dues is a result of price increases and the introduction of the Signature Gold benefit. Food and beverage sales, especially for private parties, have been adversely impacted by decreased member and guest spending due to the effects of the nation’s economic recession. Despite an increase in golf rounds at same store clubs, golf operations revenue remained constant due to a decrease in revenue per round. A smaller increase in revenues at total country club and golf facilities was noted as we have divested 10 country club and golf facilities since 2000.

      Excluding the impact of net loss on disposals and impairment of assets, operating income increased $1.7 million from 2000 to 2001 for same store country club and golf facilities. This increase is primarily due to the increase in revenues mentioned above in addition to the effective management of certain variable operating costs and expenses.

      Net losses of $1.4 million and $4.8 million were recorded on property divestitures and the disposal of certain assets in 2000 and 2001, respectively. In addition, impairment losses of $8.4 million and $0.8 million, respectively, were recorded in 2000 and 2001 to write down the carrying value of certain properties to be disposed.

      Adjusted EBITDA decreased $7.1 million from 2000 to 2001 for same store country club and golf facilities due to a decline in net membership deposits and fees. Although our same store clubs did not suffer a significant decline in total number of members in 2001, net membership deposits and fees decreased due to fewer initiation deposits for full golf memberships at our high deposit clubs and a decrease in newly available memberships at development properties.

Business and Sports Clubs

      The following tables present certain summary financial and membership information for our business and sports clubs segment for 2000 and 2001 (dollars in thousands, except facility and membership data):

	Same Store Business		Total Business and
	and Sports Clubs		Sports Clubs

	2000	2001	2000	2001

Number of facilities	76	76	77	76
Operating revenues	$250,170	$246,898	$259,930	$247,167
Operating costs and expenses	216,477	217,854	227,185	217,948
Depreciation and amortization	12,200	12,764	12,598	12,787
Loss on disposals and impairment of assets	(1,145)	(2,694)	(2,494)	(2,695)

Segment operating income	$20,348	$13,586	$17,653	$13,737

Adjusted EBITDA	$32,912	$28,117	$31,934	$28,292

Membership information (68 clubs) (1):
Memberships at beginning of period	106,142	109,673
Memberships added during period	24,096	20,199
Memberships lost during period	(20,565)	(24,888)

Memberships at end of period	109,673	104,984

(1)	Number of facilities includes owned same store business and sports clubs (business clubs, sports clubs and business/sports clubs). Membership information is comprised of the same store clubs where we receive membership initiation deposits or fees and membership dues.

     Operating revenues decreased $3.3 million from 2000 to 2001 for same store business and sports clubs. This decrease is primarily due to a decline in food and beverage sales as a result of lower membership and lower usage of the clubs by existing members. Club membership and usage, especially for private parties, have been adversely impacted by decreased corporate and consumer spending due to the effects of the nation’s economic recession. This decrease is partially offset by an increase in membership dues as a result of price increases and the introduction of the Signature Gold benefit. The larger decrease in revenues for total business and sports clubs is due to the impact of divestitures, as we have divested seven properties since the beginning of 2000, while adding only one club in the same time frame.

      Excluding the impact of net loss on disposals and impairment of assets, segment operating income decreased $5.2 million from 2000 to 2001 for same store business and sports clubs. This decrease is primarily due to the decrease in revenues mentioned above and increased other operating expenses, partially offset by a decrease in payroll expense. Although clubs were able to effectively manage payroll expenses in response to declining revenues, other operating expenses such as utilities and rent caused overall operating expenses to increase. Same store business and sports clubs recorded losses of $2.5 million on the disposal of certain assets in 2001.

      Adjusted EBITDA decreased $4.8 million from 2000 to 2001 for same store business and sports clubs. This decrease is primarily due to the decrease in operating income mentioned above.

Resorts

      The following tables present certain summary financial data and lodging data for our resort segment for 2000 and 2001 (dollars in thousands, except facility and lodging data):

	Same Store Resorts		Total Resorts

	2000	2001	2000	2001

Number of facilities	4	4	5	5
Operating revenues	$216,570	$205,967	$217,790	$207,843
Operating costs and expenses	178,484	173,689	179,110	175,271
Depreciation and amortization	14,136	16,239	14,388	16,336
Loss on disposals and impairment of assets	(253)	(667)	(253)	(667)

Segment operating income	$23,697)	$15,377	$24,039	$15,569

Adjusted EBITDA	$43,342	$29,389	$43,936	$29,682

Lodging data (4 resorts)(1)
Room nights available	507,491	531,553
Room nights occupied	301,501	272,658
Occupancy rate	59.4%	51.3%
Average daily revenue per occupied room	$728	$757

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead, Barton Creek and Daufuskie Island.

     Operating revenues decreased $10.0 million from 2000 to 2001 for total resorts. This decrease is primarily attributable to lower group business associated with declines in corporate spending at our resorts due to the nation’s economic recession and the effects of the September 11th terrorist attacks, offset by an increase in membership dues. Room nights were down for the year at each of our resort properties, with the exception of Barton Creek, which added lodging capacity in the third quarter of 2000. The effects of the September 11th attacks and the related decline in air travel were significant on our resorts, as each of the properties experienced an overwhelming number of temporary cancellations and a sharp decline in occupancy in the days and weeks immediately following the attacks. Greens fees and food and beverage sales are down due to the decrease in guest occupancy levels at the resorts. Membership dues increased due to increased transfer fees at Pinehurst and price increases in dues at all resorts. Average daily revenue per occupied room has increased due to higher guest spending as a result of a higher proportion of social guests and increased usage of the resorts’ other amenities.

      Segment operating income decreased $8.5 million from 2000 to 2001 for total resorts. This decrease is primarily attributable to the decrease in revenues mentioned above, partially offset by decreased operating costs and expenses. This improvement is due to the effective management of payroll and other operating costs and expenses in response to reduced guest volume, in addition to a write-down of pro shop inventory at Pinehurst in 2000. These operating efficiencies are partially offset by a $2.5 million charge to bad debt expense at Barton Creek for customer receivables deemed uncollectible. Depreciation and amortization increased due to recently completed capital expansions.

      Adjusted EBITDA decreased $14.3 million from 2000 to 2001 for total resorts. This decrease is attributable to the decline in operating income mentioned above in addition to a decrease in net membership fees. This decrease is primarily due to a decline in membership fees at Barton Creek, which generated significantly higher fees in 2000 related to the opening of a new golf course.

Other Operations

      Realty operating revenues decreased to $29.3 million for 2001 from $62.2 million for 2000. This decrease is primarily due to decreased closings of units in our Owners Club program. The sales of Owners Club units have been adversely impacted by a sellout of the majority of our available interests at two locations and a downturn in the vacation housing market due to the effects of the nation’s economic recession. In addition, there were a large number of interests that were sold in 1999 but not actually closed until 2000, resulting in a significantly higher number of total closings in the prior year. Total closings decreased to 177 units in 2001 from 471 units in 2000, partially offset by an increase in average selling price of 20.4% from 2000 to 2001.

      In an agreement effective September 4, 2001, we sold the stock of a wholly owned subsidiary, The Owners Club at Telluride, Inc., which owned a majority interest in Telluride Club Mountain Village, LLC (collectively referred to as Telluride) to Telluride Holdings 2001 LLC, a limited liability corporation owned in approximate one-third interests by Jeffrey P. Mayer, Chief Financial Officer, James M. Hinckley, Chief Operating Officer and Director, and Rudy Anderson, Senior Vice President of ClubCorp USA,

Inc., for the assumption of $22.2 million in liabilities. The transaction resulted in a net loss on divestiture of assets of approximately $3.8 million. The purpose of this transaction was to dispose of an underperforming property and to remove the non-recourse liability owed by Telluride to an external lender from our Consolidated Balance Sheet. We continue to provide management services to Telluride under an existing management agreement. See Item 13—“Certain Relationships and Related Transactions” and Note 14 to the Consolidated Financial Statements included under Item 8.

      International operating revenues decreased to $16.1 million for 2001 from $18.2 million for 2000. This decrease is primarily due to the divestiture of five international properties in 2001, partially offset by the opening of two in-development properties in Mexico. In addition to the international property divestitures mentioned above, we further reduced our international holdings in 2001 by selling publicly traded equity investments in ClubLink and ETC.

Year Ended December 26, 2000 Compared to Year Ended December 28, 1999

Consolidated Operations

      Operating revenues increased to $1,070.5 million for 2000 from $1,035.8 million for 1999. This increase is primarily due to the inclusion of a full year of revenues from the facilities of the Cobblestone Golf Group (referred to as Cobblestone), which were acquired on March 31, 1999, increased membership revenue at total country club and golf facilities, increased lodging revenue at same store resorts and increased real estate sales. These increases exceed the offsetting decrease of approximately $37.0 million of revenues associated with the hosting of the 1999 U.S. Open at Pinehurst. The increase in membership revenue at total country club and golf facilities is partially attributable to increased revenues from Associate Gold memberships (see Item 1, —“Operations—Sales and Marketing”). The increase in lodging revenue is attributable to increased capacity and room nights at same store resorts. The increase in real estate sales is primarily due to increased sales through our Owners Club program. Excluding the effect of the 1999 U.S. Open at Pinehurst, operating revenues of same store facilities increased $38.7 million to $857.0 million in 2000 from $818.3 million in 1999.

      Excluding the impact of net gain (loss) on disposals and impairment of assets, operating income decreased to $50.2 million in 2000 from $73.0 million in 1999. This decrease is primarily due to increased operating costs and expenses and depreciation and amortization. Operating costs and expenses such as payroll and maintenance increased at same store facilities due to increased revenues at these facilities, and the inclusion of a full year of the operating costs and expenses of the Cobblestone facilities. These operating costs are partially offset by decreases at same store resorts due to non-recurring costs incurred in 1999 as a result of hosting the U.S. Open at Pinehurst. Depreciation and amortization increased primarily due to capital expansions and renovations at existing facilities, increases in technology related assets and the addition of the Cobblestone facilities. Gross margins (defined as operating revenues minus operating costs and expenses divided by operating revenues) have decreased slightly in 2000 compared to 1999 due primarily to adverse weather conditions for much of the year that negatively affected golf revenues, in addition to renovations and construction that limited golf revenues at certain properties in 2000.

      Net loss on disposals and impairment of assets was $17.0 million for 2000 versus $10.4 million for 1999. The combined divestiture of 14 properties and disposal of certain other assets in 2000 resulted in net losses of $7.6 million. 23 owned facilities were divested in 1999, resulting in net gains of $3.0 million. Impairment losses of $9.4 million and $13.5 million were recorded in 2000 and 1999, respectively, to write-down the carrying value of certain properties to be disposed.

      Income (loss) from operations before income taxes decreased to ($21.5) million for 2000 from $23.0 million in 1999. This decrease is primarily due to the decrease in operating income described above, as well as an increase in interest expense. Interest expense increased primarily due to increases in outstanding debt and higher interest rates in 2000 compared to 1999. The increase in outstanding debt is primarily attributable to financing needs for capital expenditures at existing facilities, in addition to the development and expansion of new facilities.

      Excluding the $10.5 million impact of the U.S. Open, Consolidated Adjusted EBITDA would have increased $10.1 million to $167.1 million in 2000 from $157.0 million in 1999. This change is primarily attributable to the items mentioned above affecting operating income, in addition to an increase in net membership deposits and fees due to the increase in initiation fees sold at developing country club and golf facilities in 2000.

Segment and Other Information

Country Club and Golf Facilities

      The following tables present certain summary financial and membership information for our country club and golf facilities segment for 1999 and 2000 (dollars in thousands, except facility and membership data):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities

	1999	2000	1999	2000

Number of facilities	87	87	125	125
Operating revenues	$378,644	$389,920	$459,034	$496,010
Operating costs and expenses	283,977	298,999	355,323	392,794
Depreciation and amortization	29,215	31,045	42,829	50,458
Gain (loss) on disposals and impairment of assets	—	(5,308)	685	(9,824)

Segment operating income	$65,452	$54,568	$61,567	$42,934

Adjusted EBITDA	$98,818	$96,437	$117,403	$125,574

Membership information (65 clubs)(1):
Memberships at beginning of period	67,247	69,366
Memberships added during period	12,072	10,858
Memberships lost during period	(9,953)	(9,689)

Memberships at end of period	69,366	70,535

(1)	Number of facilities includes owned same store country club and golf facilities. Membership information is comprised of the same store clubs where we receive membership initiation deposits or fees and membership dues.

     Operating revenues increased $37.0 million from 1999 to 2000 for total country club and golf facilities. This increase is primarily due to the inclusion of a full year of revenues of the Cobblestone properties and increased membership revenues at same store and developing facilities. Same store country club and golf facilities’ operating revenues increased $11.3 million primarily due to increases in membership and private party food and beverage revenues, offset by decreases in golf operations revenues mainly attributable to renovations and overall poor weather conditions throughout the year.

      Excluding the impact of net gain (loss) on disposals and impairment of assets, operating income decreased $8.1 million from 1999 to 2000 for total country club and golf facilities. This decrease is primarily due to increased operating costs and expenses for total country club and golf facilities due to the inclusion of a full year of the Cobblestone facilities and other developing facilities. The decrease in gross margin at same store facilities is due to the decrease in golf operations revenue mentioned above as well as increased maintenance and repair expenses and general and administrative costs at these facilities. The increase in depreciation and amortization for total country club and golf facilities is primarily due to the inclusion of a full year of the Cobblestone facilities. In addition, we invested in higher levels of technology related assets and renovations at same store clubs.

      Included in 2000 total country club and golf segment operating income is an impairment charge of $8.4 million for long-lived assets at certain of our properties to be disposed. In addition, net gains (losses) of ($1.4) million and $0.7 million were recorded on property divestitures and the disposal of certain assets in 2000 and 1999, respectively.

      Adjusted EBITDA increased $8.2 million from 1999 to 2000 at total country club and golf facilities. This increase is primarily a result of increased net membership deposits and fees partially offset by the decrease in operating income mentioned above. The decrease in Adjusted EBITDA at same store country club and golf facilities in 2000 is mainly attributable to the aforementioned decrease in segment margins.

Business and Sports Clubs

      The following tables present certain summary financial and membership information for our business and sports clubs segment for 1999 and 2000 (dollars in thousands, except facility and membership data):

	Same Store Business		Total Business
	and Sports Clubs		and Sports Clubs

	1999	2000	1999	2000

Number of facilities	76	76	82	77
Operating revenues	$245,067	$250,526	$267,924	$259,930
Operating costs and expenses	212,949	217,258	236,766	227,185
Depreciation and amortization	11,311	12,292	12,788	12,598
Gain (loss) on disposals and impairment of assets	—	(1,145)	4,608	(2,494)

Segment operating income	$20,807	$19,831	$22,978	$17,653

Adjusted EBITDA	$30,724	$32,309	$29,797	$31,934

Membership information (69 clubs)(1):
Memberships at beginning of period	105,128	107,845
Memberships added during period	22,633	24,441
Memberships lost during period	(19,916)	(21,169)

Memberships at end of period	107,845	111,117

(1)	Number of facilities includes owned same store business and sports clubs (business clubs, sports clubs and business/sports clubs). Membership information is comprised of the same store clubs where we receive membership initiation deposits or fees and membership dues.

     Excluding the impact of net losses on disposals and impairment of assets, segment operating income was relatively flat for same store business and sports clubs due to increased depreciation and amortization resulting from increased investment in technology related assets, partially offset by increases in membership dues and dining revenues. The increase in segment gross margin and the related decrease in operating revenues and expenses for total business and sports clubs is primarily due to the divestiture of underperforming facilities in 1999 and 2000.

      Included in 2000 total business and sports clubs segment operating income is an impairment of long-lived assets of $0.7 million related to one of our business clubs. In addition, a net loss of $1.8 million was recorded on on property divestitures and the disposal of certain assets in 2000.

      The increase in Adjusted EBITDA for same store and total business and sports clubs is primarily due to increased overall margins due to the divestiture of underperforming facilities in 1999 and 2000.

Resorts

      The following tables present certain summary financial data and lodging data for our resort segment for 1999 and 2000 (dollars in thousands, except facility and lodging data):

	Same Store Resorts		Total Resorts

	1999	2000	1999	2000

Number of facilities	4	4	5	5
Operating revenues	$231,602	$216,570	$238,596	$217,790
Operating costs and expenses	190,443	178,484	195,480	179,110
Depreciation and amortization	10,162	14,136	10,486	14,388
Loss on disposals and impairment of assets	(13,483)	(253)	(14,384)	(253)

Segment operating income	$17,514	$23,697	$18,246	$24,039

Adjusted EBITDA	$46,771	$43,342	$48,729	$43,936

Lodging data (4 resorts)(1)
Room nights available	483,259	507,491
Room nights occupied	273,658	301,501
Occupancy rate	56.6%	59.4%
Average daily revenue per occupied room	$739	$728

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead, Barton Creek and Daufuskie Island.

     In 1999, operating revenues included approximately $37.0 million of merchandise sales, ticket sales and corporate hospitality revenue related to the hosting of the 1999 U.S. Open at Pinehurst. Excluding the impact of this event, operating revenues from same store resorts would have increased from $194.6 million in 1999 to $216.6 million in 2000. The increase is attributable to increased membership, golf, lodging and food and beverage revenues at same store resorts. The increases in membership and golf revenues are primarily attributable to the opening of a new golf course at Barton Creek. Increased room nights are attributable to added lodging capacity at Barton Creek and Pinehurst, and increased lodging and food and beverage revenues are attributable to increased occupancy rates at The Homestead and Daufuskie Island. These increases are offset by decreases in average daily revenue per occupied room at Barton Creek and Pinehurst, reflecting decreased marginal spending by guests on various resort amenities.

      Also included in 1999 and 2000 same store results are operating costs and expenses related to the hosting of the U.S. Open of approximately $27.0 million and $0.5 million, respectively. Excluding the impact of this event, segment operating income before gain (loss) on disposals and impairment of assets would have increased to $24.5 million in 2000 from $21.0 million in 1999. These increase is primarily due to a larger increase in revenues than in operating expenses, reflecting operating efficiencies earned on increased revenues. These efficiencies are partially offset by increased depreciation and amortization due to capital expansions and improvements at our same store resorts. Also included in 1999 same store resorts segment operating income is an impairment loss of $13.5 million related to long-lived assets at Daufuskie Island.

      Excluding the $10.5 million impact of the U.S. Open, Adjusted EBITDA for same store resorts would have increased to $42.8 million in 2000 from $36.8 million in 1999. This increase is primarily due to the operating efficiencies mentioned above.

Other Operations

      Realty operating revenues increased to $62.2 million in 2000 from $38.8 million in 1999. This increase is primarily due to higher sales of units in the Owners Club program at Telluride, The Homestead and Barton Creek. Total closings increased to 471 units in 2000 from 267 units in 1999, and the average sales price per unit increased 37.3% from 1999 to 2000.

      International operating revenues increased to $18.2 million in 2000 from $11.7 million in 1999. This increase is primarily due to the addition of facilities in Europe and Australia offset by the divestiture of an underperforming facility in Panama. Operating income for international operations increased approximately $2.3 million primarily due to increased equity in earnings from our investment in ClubLink and increased revenues at developing clubs.

Seasonality of Demand; Fluctuations in Quarterly Results

      The timing of fiscal quarter ends, seasonal weather conditions and other short-term variations cause our financial performance to vary by quarter. We have historically generated a disproportionate share of our operating revenue in the second, third and fourth quarters of each year. The timing of purchases or leases of new operating properties and the timing of operating gains and losses of facilities where we do not have full operational or financial control could also cause our results of operations to vary significantly from quarter to quarter.

      Our results can also be affected by non-seasonal and severe weather patterns. Periods of extremely hot, cold or rainy weather in a given region can be expected to reduce our golf-related revenue for that region. Similarly, extended periods of low rainfall can affect the cost and availability of water needed to irrigate our golf courses and can adversely affect results for facilities in the region affected.

Inflation

      Inflation has not had a significant impact on us. As operating expenses increase, as industry standards dictate, we generally attempt to offset the adverse effects of increased costs by increasing prices.

Liquidity and Capital Resources

      Historically, we have financed our operations and cash needs primarily through cash flows from operations, including proceeds from divestitures, and long-term debt. Additionally, in 1999, we obtained external funds through the sale of Common Stock to a third party. Our primary cash needs for 2002 and the immediate future thereafter consist of capital to finance working capital needs, capital replacements at existing facilities, and existing capital expansion and development projects.

Long-Term Debt Financing

      Our credit facility is comprised of a combined $650.0 million senior credit facility, consisting of a $350.0 million revolving line of credit and a $100.0 million Facility A Term Loan which mature on September 24, 2004, and a $200.0 million Facility B Term Loan which matures on March 24, 2007. The total amount outstanding under the combined facility, including letters of credit of $11.2 million, was $599.3 million as of March 22, 2002. This amount is comprised of $325.8 million under the revolving line of credit, including letters of credit, and $77.5 million and $196.0 million under the Facility A and B Term Loans, respectively. The interest rate in 2001 was determined using a LIBOR-based pricing matrix, in addition to an incremental margin added to the LIBOR rate of between 175 and 325 basis points that is subject to change based upon certain of our financial ratios, as specified in the agreement. The average interest rate on the combined facility in 2001, excluding the incremental margin, was 3.98%. We use financial instruments, in the form of interest rate swaps, to manage our interest rate exposure on approximately 40% of the borrowings under the combined facility. See Item 7a—“Quantitative and Qualitative Disclosures about Market Risk,” for further information on our interest rate swap agreements.

      Our combined credit facility contains certain covenants that among other things, limits ours and our subsidiaries’ ability to incur or guarantee additional indebtedness, pay dividends or make other distributions, and make certain capital expenditures. The covenants require that we adhere to certain quarterly financial ratios throughout the term of the agreement. We made several key business decisions in 2001, including the asset sales of ClubLink, ETC and Telluride, the effects of which combined to reduce our leverage ratio below the maximum level required by our covenants for the first three quarters of 2001. Due to our operating performance in the fourth quarter of 2001, we exceeded the maximum leverage ratio allowable at year-end 2001 as defined in the agreement. As such, on December 25, 2001, we obtained a waiver of compliance effective through February 7, 2002 for the covenant. On February 7, 2002, we finalized an amendment to the combined facility that among other things, revises certain financial covenants of the agreement and increases the incremental margins by an average of 67 basis points for various tranches of the combined facility. Previously our obligations under the combined facility were guaranteed by certain of our subsidiaries and secured by stock pledges of other of our subsidiaries. The new amendment provides for several of our properties to serve as collateral for the obligations. The banks will be given a collateral interest totaling approximately $800 million in appraised value of several of our properties, including Pinehurst, The Homestead, Barton Creek, Firestone and certain of our other country club and golf facilities. In addition, deeds of trust on our remaining owned country club and golf and other real estate properties that are not previously encumbered or included the first group of appraised properties will be pledged to secure our obligations under the facility.

      Due to the fact that our combined credit facility is extended near its maximum borrowing capacity, we are in the process of mortgaging four developing properties with an external lender in exchange for up to $40 million in proceeds. These proceeds are expected to provide additional financing for the immediate future, specifically for funding our outstanding expansion and development projects.

Equity

      On December 1, 1999, we sold approximately 9.4 million shares of Common Stock at a price of $16.00 per share and issued approximately 1.0 million Common Stock purchase warrants with an exercise price of $17.00 per share, to Cypress Merchant Banking Partners II L.P., Cypress Offshore Partners L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners L.P. and Cypress Merchant Banking II C.V., (collectively referred to as The Cypress Group) for total consideration of $150.0 million. Each Common Stock purchase warrant is exercisable immediately and expires in ten years from the date of issuance. Additionally, we have authorized 150.0 million shares of preferred stock. As of March 22, 2002, there were no preferred stock shares issued or outstanding. Management has no current plans to increase funding through stock issuances, including the issuance of preferred stock, in 2002. For further discussion on the Common Stock, see Item 1—“Business.”

      As a means of providing liquidity to the trustees of the Amended Plan to meet their fiduciary obligations to distribute cash to participants requesting withdrawals, we have provided the trustees the right (the “Redemption Right”) to cause us to redeem Common Stock, held in trust on behalf of the Amended Plan, at the most recent fair market value as necessary to meet certain requirements. The Redemption Right has never been exercised by the Amended Plan, although we have repurchased Common Stock into treasury from certain stockholders. We do not expect that the Redemption Right will be exercised to a significant extent in 2002.

Other Sources of Capital

      Over the last two fiscal years, we have disposed of several non-strategic assets, resulting in the divestiture of a combined 30 properties. When combined with the sales of equity investments in ETC and ClubLink, these asset sales resulted in net proceeds of $60.8 million in 2001. These proceeds were used to reduce the balance under our combined credit facility, which in turn provided flexibility to fund our ongoing development and expansion projects. We have completed an additional four divestitures in 2002 for a total of $14.4 million in proceeds. However, we do not plan to divest as many properties and other assets in 2002 as in recent fiscal years.

      Membership deposits represent non-interest bearing advance initiation deposits for the right to become a member and generally are refundable a fixed number of years (generally 30 years) from the date of acceptance as a member. Management does not consider maturities of membership deposits over the next five years to be significant and refunds of mature deposits have historically been low. Cash from deposits ($29.8 million in 2001) is used to fund our normal operations. Revenue recognition of these deposits is deferred as discussed in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Uses of Capital

      Cash flows used in investing activities include capital expenditures broken into four categories: additions to property and equipment, development of new facilities, development of real estate ventures and acquisition of facilities. Total capital expenditures were approximately $183.4 million in 2001. Because we are at or near completion on the majority of our development and expansion projects, our trend of increased capital expenditures over the last three years is not expected to continue in 2002.

      We distinguish uses of cash for capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and acquisition or development of new facilities and investments in joint ventures. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members’ expectations and to attract new members. Capital replacements are anticipated to be approximately $65 million in 2002.

      Capital expansions are strategic expansions of existing and newly acquired facilities and resorts that we believe will provide opportunities to expand our membership base and room nights and positively affect long-term cash flows. Historically, capital expansions have been funded by operating cash flows and external debt. Under our strategic plan, expansions over the next year will be financed with a combination of operating cash flows and continued borrowings of long-term debt. Capital expansions for 2002 will primarily consist of the completion of projects started in 2001 or earlier, as we do not anticipate taking on significant new development or expansion projects in 2002. Planned expenditures for capital expansions in 2002, including development and acquisition of new facilities, are approximately $55 million, with a majority of those expenditures occurring during the first two quarters of 2002. Approximately $9 million of these cash outlays are associated with the acquisition of two turnkey golf facilities in Australia. These expenditures are currently secured by letters of credit that will be released upon satisfaction of our payment obligation.

      Cash flows from operations decreased to $111.0 million for 2001 from $122.3 million in 2000 due primarily to lower operating revenues and increased interest expense. During the past two years we have completed technology upgrades that allow us to more accurately and efficiently sweep and utilize available cash balances. Increased precision and centralization of our cash balances has helped us manage our cash balances more efficiently and is expected to continue to aid in future cash management. Despite the downward trend in cash flows and operating income in recent years, we believe we have adequate capital resources to fund our operations and strategy for the immediate future, as most capital expenditures other than capital replacements are considered discretionary and can be curtailed in periods of low liquidity.

Contractual Obligations and Commercial Commitments

      The following tables summarize our total contractual obligations and other commercial commitments and their respective payment or commitment expiration dates by year as of December 25, 2001 (dollars in thousands):

Contractual Obligations

	2002	2003	2004	2005	2006	Thereafter	Total

Long-term Debt	$39,373	$28,180	$337,105	$64,891	$87,501	$64,363	$621,413
Capital Lease Obligations	11,005	6,772	2,528	915	—	—	21,220
Membership Deposits(2)	8,591	2,101	1,440	1,300	1,031	111,090	125,553
Other Long-Term Obligations(3)	4,880	—	—	—	—	9,947	14,827

Contractual Cash Obligations—Balance Sheet	63,849	37,053	341,073	67,106	88,532	185,400	783,013

Operating Leases	23,936	23,429	22,433	18,551	15,383	100,440	204,172
Unconditional Purchase Obligations(1)	—	—	—	—	—	—	—

Contractual Cash Obligations—Operations	23,936	23,429	22,433	18,551	15,383	100,440	204,172

Total Contractual Cash Obligations	$87,785	$60,482	$363,506	$85,657	$103,915	$285,840	$987,185

(1)	We are one of the five founders of Avendra LLC (referred to as Avendra) and are party to the Procurement Services Agreement between Avendra and the other founding members. Although the agreement does not specify an exact dollar amount of our purchases to be made through Avendra, there are potential negative consequences to us for failure to comply with its terms. We have projected to spend approximately $125 million on products purchased through Avendra contracts in 2002. See “Factors That May Affect Future Operating Results—Streamlining of Purchasing Functions.”
(2)	Represents the estimated fair value of membership deposits based on the discounted value of future maturities using our incremental borrowing rate. See Note 4 of the Notes to the Consolidated Financial Statements included under Item 8.
(3)	Consists of insurance reserves for general liability and workers compensation of $11.5 million, of which $2.1 million is classified as current. Other miscellaneous long-term payables of $3.3 million are included as well. The remainder of our other long term liabilities consist of deferred revenue and other non-cash items which do not affect our consolidated cash position. See Note 8 of the Notes to the Consolidated Financial Statements included under Item 8.

Commercial Commitments

	2002	2003	2004	2005	2006	Thereafter	Total

Lines of Credit(4)	$—	$1,704	$—	$—	$—	$—	$1,704
Standby Letters of Credit(5)	11,703	—	—	—	—	—	11,703
Standby Repurchase Obligations(6)(7)(8)	—	—	—	—	—	62,746	62,746

Total Commercial Commitments	$11,703	$1,704	$—	$—	$—	$62,746	$76,153

(4)	As part of our involvement with Avendra, we and the other founders have agreed to provide Avendra with working capital under a line of credit agreement dated March 31, 2001. This commitment expires on the earlier of December 15, 2003 or the occurrence of certain events related to Avendra’s operations. As of March 22, 2002, there was no amount outstanding under the agreement.
(5)	Letters of Credit are primarily related to construction for our development properties internationally and domestically. These commitments generally expire upon completion of the project when payment is made to the applicable contractors. Also included in this amount is a letter of credit for $2.6 million to secure our obligations with an insurance carrier for general liability policies written from 1993 to 1998. Our commitment amount is gradually reduced as obligations under the policies are paid.
(6)	We have provided the trustees of the Amended Plan the right to cause us to redeem Common Stock at the most recent fair market value as necessary to meet certain requirements. The current redemption value of the Common Stock held by the Amended Plan is $62.7 million. The Redemption Right has never been exercised by the Amended Plan and we do not expect that it will be exercised to a significant extent in the immediate future.
(7)	The Stockholders Agreement with The Cypress Group specifies that if certain events under our control do not occur within five years of the date of the agreement, we could, if requested, be obligated to repurchase a portion of their outstanding shares. The amount to be repurchased, if any, is limited by our leverage ratio at that time.
(8)	As part of the asset purchase agreement for a certain country club and golf facility, we are contingently liable to the former owner for additional purchase price based on a percentage of the club’s operating cash flow for 2001. As of March 22, 2002, the amount due is undetermined.

Factors That May Affect Future Operating Results

Forward-Looking Statements

      This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about the plans and our objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential” or “continue,” or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section.

Enrollment and Retention of Members

      Enhanced enrollment, retention of members and increased utilization of existing facilities by members and guests are core components of our organic growth strategy. Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. We have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities during our operating history. Although we devote substantial effort to ensure that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond our control and there can be no assurance that we will be able to maintain or increase membership or facility usage. Significant periods where attrition rates exceed enrollment rates, or where facility usage is below historical levels would have a material adverse effect on our business, operating results and financial condition.

      Changes in membership levels and facilities’ usage can be caused by a number of factors. A substantial portion of our revenue is derived from discretionary or leisure spending by our members and guests and such spending can be particularly sensitive to changes in general economic conditions or changes in the federal tax laws. A significant adverse shift in general economic conditions, whether regional or national, would likely have a material adverse effect on our business, operating results and financial condition. Changes in consumer tastes and preferences, particularly those affecting the popularity of golf and private dining, and other social and demographic trends, could also have an adverse effect on us. Due to the nature of our business, adverse weather conditions can also have a significant impact on operating and financial performance. Other factors that may affect our results include, but are not limited to, the actions of our competitors, changes in labor costs and the timing and success of acquisitions and dispositions.

Impairment of Assets

      The Financial Accounting Standards Board (FASB) issued SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” in 1995 which requires, among other things, that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended December 25, 2001, an impairment loss of $2.6 million relating to certain of our assets was recognized. This impairment loss is reported separately as a component of operating income (loss) in our Consolidated Statement of Operations. If events or circumstances change in the future, additional impairment losses could be recognized. See “Recently Issued Accounting Pronouncements” within this item.

Government Regulation

      Legislative proposals have been enacted which could increase our direct operating costs. The new legislation proposes to increase the minimum wage by $1.00 per hour to $6.15 per hour to be phased in over two years. We do not estimate that there will be a significant increase in direct operating costs as a result of this legislation.

      We have policies in place designed to keep our facilities in substantial compliance with current federal, state and local environmental laws and laws relating to access for disabled persons. We are not subject to any recurring costs associated with managing hazardous materials or pollution. In addition, we do not believe that we will incur expenses for infrequent or non-recurring cleanup, based upon our due diligence inspection, employee training, standards of operations and on-site assessments performed and maintained for each facility. However, we are in the process of replacing three underground storage tanks with above ground contained storage systems. It is unlikely that any remediation will be required. We are permitted under various state laws to recover a portion of our costs of remediation through various state superfunds created to address environmental cleanups. We are not subject to any remediation mandates related to previously contaminated sites. See Item 1—“Business—Operations—Government Regulation.”

Income Taxes

      We file a consolidated federal income tax return. See Note 16 of the Notes to the Consolidated Financial Statements. For the year ended December 25, 2001, we recorded a consolidated tax provision of $34.4 million.

      We operate in 30 states, and as a result, our operations are subject to taxation by many state and local taxing authorities. We generate substantial taxable income in various states including Ohio, North Carolina and Florida. As state and local taxing authorities raise tax rates and change tax codes to increase tax revenues, we have experienced increased exposure to state and local income taxes over the past few years.

      Since the 1988 acquisition of Franklin, we have reduced or eliminated our current federal tax liability (to 2% of alternative minimum taxable income) by using net operating loss carryforwards (NOLs) that resulted from Franklin’s operations. We have estimated net operating loss carryforwards at the end of 2001 of $651.1 million and $236.5 million for regular and alternative minimum taxes, respectively. As a result, we will be able to continue to reduce our estimated tax liability to 2% of alternative minimum taxable income until such alternative minimum tax net operating losses are fully utilized or expire. These net regular and alternative minimum tax operating losses expire from 2004 to 2021 and 2007 to 2021, respectively. These estimates are based upon certain assumptions concerning our 2001 operations from an alternative minimum tax perspective and may be revised at the time we prepare our federal income tax return.

      We have substantial regular net operating loss carryforwards available. Based on our historical pretax earnings, adjusted for significant nonrecurring items such as losses on disposals and impairments of assets, we believe it is more likely than not we will realize the benefit of the deferred tax assets, net of the valuation allowance, existing at December 25, 2001. Based on revised estimates of taxable income and significant expirations of NOL carryforwards in the next 5 years, we increased our valuation allowance on our deferred tax assets by approximately $58.5 million at December 25, 2001. The assumptions used to estimate the recoverability of the deferred tax assets are subjective in nature and involve uncertainties and matters with significant judgment. There can be no assurance that we will generate any specific level of continuing earnings. We will receive benefits in the form of tax credits in the future to the extent of alternative minimum taxes paid.

      In addition to the regular and alternative minimum tax NOLs, we have approximately $174.8 million regular and $157.8 million alternative minimum tax Separate Return Limitation Year (SRLY) NOLs which expire in 2002. During 2001, we sold the stock of two corporations and generated capital loss carryforwards of approximately $28.1 million which expire in 2006. Our December 26, 2000 net deferred tax asset and December 25, 2001 net deferred tax liability do not include any value for our SRLY net operating loss or capital loss carryforwards.

Streamlining of Purchasing Functions

      We believe there are significant opportunities to streamline certain administrative and purchasing functions at our facilities through centralization and coordination at the Corporate level. As part of this effort, in 2001 we entered into an agreement with four other leaders in the hospitality industry to form Avendra, which was created for the purpose of negotiating contracts to provide cost savings on various products and services by leveraging the purchasing power of the participants in the venture. We anticipate performing most of our centralized procurement activities through contracts negotiated by Avendra. In 2001, we spent in excess of $45 million on products and services purchased through Avendra contracts. We expect to spend approximately $125 million through Avendra in 2002. In addition, we have introduced a Purchase Card that allows certain employees to make everyday business purchases and should result in a significant reduction in paperwork and invoice processing in the purchasing function. The combined efforts of these projects are expected to result in significant savings that will allow us to focus more on our core business.

Effect of Events of September 11th

      The recent terrorist attacks on the U.S. and the resulting military action created additional uncertainty in the state of the overall U.S. economy. Specifically, our operating performance was immediately impacted through cancellations at resorts and decreased activity at our clubs that in management’s estimate resulted in an approximate $20 to $30 million decrease in EBITDA for the fourth quarter of 2001. Although trends have improved, there can be no assurance that the economic and political climate will fully recover in the near future. If the slow business conditions in the economy continue or become more severe, or if other similar catastrophic events, including additional terrorist attacks on U.S. targets, were to occur in the future, our revenues and operating results will be significantly impacted.

Recently Issued Accounting Pronouncements

      Effective fiscal year 2001, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivatives be recognized at fair value as either assets or liabilities on the Consolidated Balance Sheet. The Statement, as amended, was effective for all quarters of fiscal years beginning after June 15, 2000. The impact of this Statement on us is due to the interest rate swaps which qualify for cash flow hedge accounting. The impact was an increase in liabilities equal to the fair value of $3.5 million and an increase in other comprehensive loss at December 27, 2000. See Note 9 to our Consolidated Financial Statements included in Item 8.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which are effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that the cost of certain of our intangible assets will no longer be subject to amortization. SFAS 141 and SFAS 142 did not have a significant impact at December 26, 2001 and are not expected to have a significant impact going forward on our consolidated financial position or results of operations. We have applied the purchase method on substantially all of our acquisitions and have virtually no goodwill in our consolidated financial statements as substantially all of our purchase price has been allocated to property and equipment.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets.” SFAS 144 supercedes SFAS 121 and the portion of Accounting Principles Board Opinion No. 30 that deals with the disposal of a business segment. SFAS 144 is required to be adopted for fiscal years beginning after December 15, 2001. The impact of implementation of SFAS 144 as of December 26, 2001 had no effect on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to interest rate changes and foreign currency fluctuations. In 2001, the interest rate exposure was principally attributable to our combined $650.0 million senior credit facility, in which interest was typically determined using a LIBOR-based pricing matrix as defined in the agreement and was comprised of a $350.0 million revolving credit facility, the Facility A Term Loan and the Facility B Term Loan ($314.6 million, $77.5 million and $196.0 million, respectively, outstanding on March 22, 2002). During 2000 and 2001, we used financial instruments in the form of interest rate swaps to manage our interest rate exposure on portions of the borrowings under these credit facilities. We do not enter into derivative or interest rate transactions for speculative or trading purposes.

      Our interest rate exposure is determined by a variety of factors, with the primary being the current LIBOR rate. The majority of our outstanding variable interest rate debt is based on the 30 and 90 day LIBOR rate plus an incremental margin (between 175 and 325 basis points in 2001) as determined by the agreements in place under these credit facilities. This incremental margin is subject to change based on certain of our financial ratios as specified in the agreement. During 2001, the variable LIBOR interest rate related to these facilities, excluding the incremental margin, had a monthly average high of 6.64% in January 2001, a monthly average low of 2.27% in December 2001 and an annual average of 3.98%. As of March 22, 2002, the 90 day LIBOR interest rate was 2.00%.

      Our objective in managing the exposure to foreign currency fluctuations is to reduce operating income and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on our core business. We have historically managed this risk through the diversity of the foreign economies in which we operate and the relatively limited amount of our investments in these foreign economies.

      The table below presents the principal amounts, weighted average interest rates as of December 25, 2001 and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt (dollars in thousands):

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Fixed rate debt	$16,530	$7,377	$3,091	$1,523	$834	$8,524	$37,879	$38,399
Weighted average interest rate at December 25, 2001							8.34%
Variable rate debt (primarily LIBOR)	$33,666	$27,575	$336,542	$64,282	$86,667	$56,022	$604,754	$605,477
Weighted average interest rate at December 25, 2001							5.17%

Totals	$50,196	$34,952	$339,633	$65,805	$87,501	$64,546	$642,633	$643,876

      The table below presents the notional amounts, pay rates, receive rates, maturity dates, and mark-to-market value of our interest rate swap agreements outstanding as of December 26, 2000 and December 25, 2001 (dollars in thousands):

Notional Amount	$25,000	$100,000	$25,000	$25,000	$25,000

Pay Rate	7.180%	5.790%	7.210%	6.945%	6.935%

Receive Rate	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR

Maturity Date	6/6/2003	6/30/2003	6/30/2003	6/30/2003	7/11/2003

Mark-to-Market Value

December 26, 2000	$(863)	$(283)	$(950)	$(763)	$(803)
December 25, 2001	$(1,611)	$(4,504)	$(1,674)	$(1,589)	$(1,589)

Notional Amount	$10,000	$5,000	$5,000	$5,000

Pay Rate	5.250%	5.630%	5.430%	5.530%

Receive Rate	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR

Maturity Date	9/2/2003	9/2/2003	9/2/2003	9/2/2003

Mark-to-Market Value

December 26, 2000	$123	38	25	12
December 25, 2001	$(367)	$(199)	$(208)	$(216)

      As the tables incorporate only those exposures that existed as of December 25, 2001, they do not consider those exposures or positions which could arise after that date. The change in the mark-to-market value of the interest swaps is a direct result of the change in the 30 day LIBOR rates as of December 26, 2000 and December 25, 2001. Moreover, because firm commitments are not presented in the tables above, the information presented herein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time and interest rates.

Item 8.     Financial Statements and Supplementary Data

      Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Part III

Item 10.     Directors and Executive Officers of the Registrant

      The following table sets forth certain information regarding our directors and executive officers as of March 22, 2002:

Name	Age	Position

Robert H. Dedman	76	Chairman of the Board
Robert H. Dedman, Jr.(1)(2)(3)	44	Chief Executive Officer, President and Director
James M. Hinckley(1)(2)(3)	46	Chief Operating Officer and Director
Patricia Dedman Dietz	46	Director
James L. Singleton(2)(3)	46	Director
Bahram Shirazi(2)(3)	38	Director
Jeffrey P. Mayer(1)(2)(3)	45	Chief Financial Officer
Terry A. Taylor(1)	46	Executive Vice President, Secretary and General Counsel
James E. Maser(1)	64	Executive Vice President
Mark W. Dietz	48	Executive Vice President
Patrick A. Corso	51	President, The Pinehurst Company
Frank C. Gore	52	Executive Vice President, ClubCorp USA, Inc.
Douglas T. Howe	44	Executive Vice President, ClubCorp USA, Inc.

(1)	Member of the Investment Committee
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee

     Our Board is currently comprised of the Chairman of the Board and five directors. Three of the current directors and the Chairman were initially elected as directors in 1999 and each such person was a director of our predecessor. In connection with the October 1999 Stockholders Agreement between The Cypress Group and certain Dedman Stockholders, three additional non-employee director positions were added to the Board. Two representatives of The Cypress Group, James L. Singleton and Bahram Shirazi, were initially elected to these positions in October 1999 and were re-elected in May 2001. Mr. Singleton and Mr. Shirazi will serve, at a minimum, until The Cypress Group no longer has its affiliation with us, as specified in the Stockholders Agreement. The Dedman Stockholders retain the right to appoint one additional non-employee director, as specified in the Stockholders Agreement. All employee directors and the Chairman of the Board hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by the Board and serve until their successors are duly elected and qualified.

Committees of the Board of Directors

      The Investment Committee consists of five of our executive officers and has been delegated the authority by our Board for a variety of matters, including the authority to approve certain acquisitions, dispositions, and expansion and development projects. Where the Board desires to delegate certain authority to the Investment Committee and applicable law prevents the delegation of such authority to a committee that includes persons in addition to directors, the authority is exclusively delegated to the directors who are members of the Investment Committee. The Audit Committee and Compensation Committee consist of five directors and executive officers, of which two are non-employee directors.

Directors

      Robert H. Dedman has been our Chairman of the Board since our inception in 1957 and served as Chief Executive Officer from 1957 through 1997. Mr. Dedman is an advisory director of Stewart Information Services Corporation.

      Robert H. Dedman, Jr. joined us in 1980 and served as Director of Corporate Planning from 1980 until 1984. From 1984 until 1987, Mr. Dedman was an associate at Salomon Brothers Inc., specializing in mergers and acquisitions. Mr. Dedman returned to us in 1987 as Chief Financial Officer. Since 1989, Mr. Dedman has served as President and director of ClubCorp. Mr. Dedman served as our Chief Operating Officer from 1989 through 1997. In 1998 Mr. Dedman became our Chief Executive Officer. Mr. Dedman is a director of Home Interiors and Gifts, Inc.

      James M. Hinckley joined us in 1970 and since that time he has held various positions and offices. Mr. Hinckley has been one of our directors since 1989. Mr. Hinckley has also been our Chief Operating Officer since January 1998 and was previously Chief Operating Officer of all of our domestic operating subsidiaries. Mr. Hinckley is President of ClubCorp USA, Inc., and ClubCorp International, Inc.

      Patricia Dedman Dietz has been one of our directors of since 1982. Ms. Dietz has been a psychotherapist in private practice for the last 17 years.

      James L. Singleton was initially elected as one of our directors in 1999 and has been a Vice Chairman of The Cypress Group since its formation in 1994. Prior to joining The Cypress Group, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. He is also a director of Cinemark USA, Inc., Danka Business Systems PLC, WESCO International, Inc. and Williams Scotsman, Inc.

      Bahram Shirazi was initially elected as one of our directors in 1999, is currently a Managing Director of The Cypress Group, and has been with The Cypress Group since its formation in 1994. Prior to joining The Cypress Group, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc. He is also a director of FNC Holdings, Inc., parent of Frank’s Nursery & Crafts, Inc.

Executive Officers

      Jeffrey P. Mayer joined us in 2000 as Chief Financial Officer. Previously, Mr. Mayer served in various senior management positions with Bristol Hotels and Resorts from 1996 to 2000, most recently as Executive Vice President and Chief Financial Officer. Prior to that time, Mr. Mayer served as Senior Vice President, Corporate Controller and Chief Accounting Officer of Host Marriott Corporation (formerly Marriott Corporation).

      Terry A. Taylor has been our Secretary and General Counsel since 1990. In 1998, Mr. Taylor became one of our Executive Vice Presidents and in 2001 was elected Executive Vice President, New Business. Mr. Taylor was one of our directors from 1994 to 1998.

      James E. Maser has been associated with us since 1965 and was one of our directors from 1971 to 1998.

      Mark W. Dietz has been one of our Executive Vice Presidents since 1995. Mr. Dietz was one of our directors from 1986 to 1998.

      Patrick A. Corso was named President of The Pinehurst Company in 2000, and has held various positions and offices since joining us in 1985, including being named as President of Pinehurst in 1987 and Executive Vice President of our resorts line of business in 1994.

      Frank C. Gore joined us in 1978 and since that time he has held various positions and offices with us. Mr. Gore was promoted to Executive Vice President of ClubCorp USA, Inc. in 1987.

      Douglas T. Howe joined us in 1975 and has served in various positions and offices related to our operations in that time. Mr. Howe was promoted to Executive Vice President of ClubCorp USA, Inc. in 1995.

      Robert H. Dedman, Jr and Patricia Dedman Dietz are siblings and are the children of Robert H. Dedman. Mark W. Dietz is the spouse of Patricia Dedman Dietz and the son-in-law and brother-in-law of Robert H. Dedman and Robert H. Dedman, Jr. respectively.

Item 11. Executive Compensation

Summary Compensation Table

      The following table sets forth the compensation paid to our chief executive officer and our four other most highly compensated executive officers (collectively, the “Named Executive Officers”) during the years ended December 28, 1999, December 26, 2000, and December 25, 2001:

Summary Compensation Table(3)(4)

					Long-Term
	Annual Compensation				Compensation

				Other Annual	Securities Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)	Options(2)	Compensation(5)

Robert H. Dedman, Jr.	2001	$557,724	$193,104	$—	78,000	$1,072(6)
Chief Executive Officer,	2000	535,600	—	—	118,000	2,100(6)
President and Director	1999	515,000	191,374	—	—	2,899(6)
James M. Hinckley	2001	385,708	137,245	—	33,000	2,040(6)
Chief Operating Officer	2000	370,200	—	—	56,100	64,920(4)
and Director	1999	341,806	142,442	—	—	63,498(4)
Jeffrey P. Mayer	2001	338,000	104,000	—	50,000	694(6)
Chief Financial Officer(8)	2000	221,250	111,222	—	175,000	652(6)
	1999	—	—	—	—	—
Robert H. Dedman	2001	342,689	—	—	—	—
Chairman of the Board	2000	342,689	—	—	—	—
and Founder	1999	342,689	—	—	—	—
Patrick A. Corso	2001	250,700	60,000	—	60,000	10,838(7)
President,	2000	224,423	139,125	—	25,100	12,083(7)
The Pinehurst Company	1999	200,000	164,782	—	—	12,842(7)

(1)	There was no other annual compensation, perquisites and other personal benefits, securities or property equal to the lesser of $50,000 or 10% of the total annual salary and bonus or other annual compensation reported for each Named Executive Officer in 1999, 2000 or 2001.
(2)	Reflects options to acquire our Common Stock granted pursuant to the ClubCorp Omnibus Stock Plan (the Omnibus Stock Plan).
(3)	There were no restricted stock awards for 1999, 2000 or 2001 and there were no unvested restricted stock awards as of December 25, 2001.
(4)	Represents value realized on SAR exercises of $62,820 in 2000 and $60,600 in 1999, and Basic Matching Contributions and Discretionary Matching Contributions of $2,100 in 2000 and $2,898 in 1999 made by us on Mr. Hinckley’s behalf pursuant to the Amended Plan. These SARs were awarded in 1989 and 1990 under grants from the ClubCorp USA, Inc. Stock Appreciation Rights Program. There were no other payouts of long-term compensation for 1999, 2000 or 2001.
(5)	Our Amended Plan permits eligible employees to purchase participation interests through payroll deductions. In addition, we contribute an amount that vests over time on each participant’s behalf equal to 20% (the Basic Matching Contribution) and up to an additional 30% (the Discretionary Matching Contribution) of the participant’s contribution. All contributions to the Amended Plan are invested in Common Stock (except for contributions temporarily invested in cash pending investment in Common Stock, to process Plan distributions or to pay direct Plan expenses).
(6)	Represents Basic Matching Contributions and Discretionary Matching Contributions made by us on the individual’s behalf pursuant to the Amended Plan.
(7)	Represents Basic Matching Contributions and Discretionary Matching Contributions of $2,867 in 1999, $2,273 in 2000, and $1,148 in 2001, made by us on Mr. Corso’s behalf pursuant to the Amended Plan. Also includes auto allowance of $9,975 in 1999, $9,290 in 2000 and 2001, and miscellaneous expenses of $520 in 2000 and $400 in 2001, made by us on Mr. Corso’s behalf.
(8)	Mr. Mayer joined us in April 2000 as Chief Financial Officer. As such, he did not earn any compensation from us prior to his hiring.

Option Grants in Last Fiscal Year Table

      The following table summarizes for each Named Executive Officer, each grant of stock options during the fiscal year ended December 25, 2001:

Option Grants in Last Fiscal Year

Individual Grants

		Percent of
	Number of	Total
	Securities	Options
	Underlying	Granted to
	Options	Employees in	Exercise or		Grant Date Fair
Name	Granted (1)	Fiscal Year (1)	Base Price	Expiration Date	Value (2)

Robert H. Dedman, Jr.	78,000	6.14%	$16.38	3/8/11	$618,000
James M. Hinckley	33,000	2.60	16.38	3/8/11	261,500
Jeffrey P. Mayer	50,000	3.94	16.38	3/8/11	396,200
Robert H. Dedman	—	—	—	—	—
Patrick A. Corso	60,000	4.72	16.38	3/8/11	475,400

(1)	The Omnibus Stock Plan was adopted to be effective February 1998. The Omnibus Stock Plan provides for granting to key employee partners options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting is determined at the time of grant and is generally three to five years. The initial grant in 1998 was 1,739,000 options with a five year vesting and a ten year expiration date. A total of 1,270,181 options were granted in 2001. None of these options are currently exercisable.
(2)	Fair value was calculated using the Black-Scholes option pricing model. Use of this model should not be viewed in any way as a forecast of the future performance of our Common Stock, which will be determined by future events and unknown factors. The estimated values under the Black-Scholes model are based upon the following assumptions as to variables: risk free rate of return (4.89%), stock price volatility (25%), dividend yield (0) and term (10 years).

Aggregated Option Exercises and Fiscal Year-End Option Value Table

      The following table summarizes for each Named Executive Officer, each exercise of stock options during the fiscal year ended December 25, 2001 and the fiscal year-end value of unexercised options:

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

			Number of Shares		Value of
			Of Common Stock		Unexercised
			Underlying Exercised		In-the-Money Options
			Options at Year-End		At Year-End (1) (2)(3)
	Shares
	Acquired On	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert H. Dedman, Jr.	—	$—	372,000	444,000	$1,322,300	$881,500
James M. Hinckley	—	—	294,000	285,100	1,239,600	826,400
Jeffrey P. Mayer	—	—	17,500	207,500	—	—
Robert H. Dedman	—	—	—	—	—	—
Patrick A. Corso	—	—	77,300	140,800	317,600	233,600

(1)	The ClubCorp Inc. Executive Stock Option Plan (the “Executive Option Plan”) was adopted on August 31, 1995. The Executive Option Plan provides for granting options to purchase shares of Common Stock to key management personnel at a price not less than the fair market value at the date of grant. The options vest evenly over a 10 year period from the date the option is granted, if the employee maintains a certain performance level as defined in the Executive Option Plan. Each of the Named Executive Officers met the required performance level defined in the Executive Option Plan for 1999, 2000, and 2001. Thus, approximately 60% of the shares granted are vested and exercisable, dependent upon the year of grant.
(2)	The Omnibus Stock Plan was effective February 1998. The Omnibus Stock Plan provides for granting to key employee partners options to purchase shares of Common Stock at a price not less than fair market value at the date of grant. The vesting is determined at the time of grant and is generally three to five years with a ten year expiration date.
(3)	Based upon the most recent appraised value of $15.27 per share.

Compensation of Directors

      Directors who are not officers of ClubCorp receive $200 and reimbursement of travel expenses for each of our board meetings attended.

Compensation Committee Interlocks and Insider Participation

      Effective February 2000 the Board of Directors created the Compensation Committee consisting of five directors and executive officers, of which two must be non-employee directors. The Compensation Committee currently consists of Mr. Dedman, Jr., Mr. Hinckley, Mr. Mayer, Mr. Singleton and Mr. Shirazi. The Compensation Committee is responsible for establishing the compensation of our directors and executive officers.

Employment Agreements; Key-Man Life Insurance

      We do not have any material employment agreements with our officers or employees. We have non-disclosure and non-competition agreements with the majority of our salaried employees, excluding the Chairman of the Board and Chief Operating Officer and certain other executive officers. In addition, we do not maintain key-man life insurance policies on any of our officers or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information concerning the beneficial ownership of our Common Stock, as of March 22, 2002, by (i) each Named Executive Officer, (ii) each person or group known by us to be the beneficial owner of more than 5.0% of the outstanding Common Stock, (iii) each of our directors and (iv) all of our directors and executive officers as a group:

	Shares of Common Stock
	Beneficially Owned

Name	Number	Percentage

Robert H. Dedman(1)(3)	43,113,993	46.0%
The Cypress Group(2)(4)	15,075,000	16.0
James L. Singleton(2)(4)(8)	15,075,000	16.0
Robert H. Dedman, Jr.(1)(5)	14,034,022	14.9
Patricia Dedman Dietz(1)(6)	13,680,412	14.6
Mark W. Dietz(1)(7)	13,680,412	14.6
James M. Hinckley(1)(9)	383,444	*
Patrick A. Corso(1)(9)	93,900	*
Jeffrey P. Mayer(1)(9)	62,500	*
Bahram Shirazi(2)	—	*
All directors and executive officers as a group (13 persons)(10)	86,776,061	90.4

*	less than 1.0%
(1)	Such person’s address is 3030 LBJ Freeway, Suite 700, Dallas, Texas 75234.
(2)	Such entity’s or person’s address is 65 East 55th Street, New York, New York 10022.
(3)	Includes 104,961 shares pledged to a not-for-profit institution.
(4)	Includes 11,880,303, 1,485,557, 114,646, 505,051, and 76,943 shares owned by Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners II L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd., respectively. Includes 855,563, 107,325, 8,100, 36,450, and 5,062 shares of Common Stock issuable upon exercise of stock warrants that may be exercised within 60 days of this report to Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners II L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd., respectively.
(5)	Includes 12,841,133 shares owned by trusts for the benefit of Robert H. Dedman, Jr., 13,627 shares owned by Robert H. Dedman, Jr.’s wife, Rachael Dedman, 5,184 shares owned by trusts for the benefit of Robert H. Dedman, Jr.’s minor child, Catherine Elizabeth, and 458,000 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of this report. Excludes 12,935,433 shares owned by trusts for the benefit of Patricia Dedman Dietz and 75,425 owned by trusts for the benefit of the Dietz’s minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Robert H. Dedman, Jr. serves as a trustee and shares voting and investment power.
(6)	Includes 16,516 shares and 28,500 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of this report owned by Patricia Dedman Dietz’s husband, Mark W. Dietz, 12,935,433 shares owned by trusts for Mrs. Dietz’s benefit, 75,425 shares owned by trusts for the benefit of the Dietz’s minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Mrs. Dietz is a trustee and shares voting and investment power. Excludes 12,841,133 shares owned by trusts for the benefit of Robert H. Dedman, Jr., for which Mrs. Dietz is a trustee and shares voting and investment power.
(7)	Includes 624,538 shares owned by Mark W. Dietz’s wife, Patricia Dedman Dietz, 12,935,433 shares owned by trusts for the benefit of Mrs. Dietz, 75,425 shares owned by trusts for the benefit of the Dietz’s minor children, Christina Dedman, Jonathan Dedman, and Jeffrey Patrick Dedman, for which Mrs. Dietz is a trustee and shares voting and investment power and 28,500 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of this report.
(8)	Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners II L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd. are controlled by The Cypress Group L.L.C. or affiliates thereof. Certain executives of The Cypress Group L.L.C., may be deemed to share beneficial ownership of the shares shown as beneficially owned by these entities.
(9)	Includes 354,000, 93,900, and 52,500 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of this report for Mr. Hinckley, Mr. Corso and Mr. Mayer, respectively.

(10)	Includes 2,286,300 shares of Common Stock issuable upon exercise of options that may be exercised within 60 days of this report for our executive officers and directors.

     Robert H. Dedman and his family currently own approximately 75% of the Common Stock. The holders of a majority of the Common Stock can elect all of our directors and approve or disapprove certain fundamental corporate transactions, including a merger or sale of all of our assets, subject to the terms of the Shareholder Rights Agreement entered into with The Cypress Group. The transfer of a substantial portion of Mr. Dedman’s Common Stock, including a transfer upon his death, could result in a change in our control and could affect our management or future direction.

Item 13. Certain Relationships and Related Transactions

      In an agreement effective September 4, 2001, we sold the stock of a wholly owned subsidiary, The Owners Club at Telluride, Inc., which owned a majority interest in Telluride Club Mountain Village, LLC (collectively referred to as Telluride) to Telluride Holdings 2001 LLC, a limited liability corporation owned approximate one-third interests by Jeffrey P. Mayer, Chief Financial Officer, James M. Hinckley, Chief Operating Officer and Director, and Rudy Anderson, Senior Vice President of ClubCorp USA, Inc., for the assumption of $22.2 million in liabilities. The transaction resulted in a net loss on divestiture of assets of approximately $3.8 million. The purpose of this transaction was to dispose of an underperforming property and to remove the non-recourse liability owed by Telluride to an external lender from our Consolidated Balance Sheet. When combined with other key asset sales completed in the third quarter, the effect of removing the debt from our balance sheet allowed us to reach the leverage ratio required by our combined credit facility, thus ensuring our compliance with applicable debt covenants for the quarter ended September 4, 2001. We continue to provide management services to Telluride under an existing management agreement.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following audited Consolidated Financial Statements of ClubCorp and our subsidiaries as of December 26, 2000 and December 25, 2001, and for the years ended December 28, 1999, December 26, 2000, and December 25, 2001 are included in this Annual Report on Form 10-K, beginning on Page F-1:

Independent Auditors’ Report

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Stockholders’ Equity and Comprehensive
Income (Loss)

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)	All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

(a)(3)	See Index to Exhibits on page 40. Exhibits 10.1 and 10.2, 10.4 and 10.5, 10.11 through 10.14, and 10.16 through 10.19 are compensatory plans.

(b)        Reports on Form 8-K

Not applicable.

(c)        Exhibits

See Index to Exhibits on page 39.

(d)        Financial Statement Schedules

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

CLUBCORP, INC.

By:	/s/ Robert H. Dedman, Jr.

Robert H. Dedman, Jr.
Chief Executive Officer
and President

By:	/s/ Jeffrey P. Mayer

Jeffrey P. Mayer
Chief Financial Officer

By:	/s/ John D. Bailey

John D. Bailey
Senior Vice President and
Chief Accounting Officer

Date: March 22, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

* Robert H. Dedman, Sr.	Chairman of the Board	March 22, 2002

* Robert H. Dedman, Jr.	Chief Executive Officer, President and Director	March 22, 2002

* James M. Hinckley	Chief Operating Officer and Director	March 22, 2002

* Patricia Dedman Dietz	Director	March 22, 2002

* James L. Singleton	Director	March 22, 2002

* Bahram Shirazi	Director	March 22, 2002

By: /s/John D. Bailey John D. Bailey Attorney-in-Fact

*	Power of Attorney authorizing John D. Bailey to sign this annual report on Form 10-K on behalf of the directors and certain officers of the Company is being filed with the Securities and Exchange Commission.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1*	Articles of Incorporation, as amended, of ClubCorp, Inc.
3.2*	Bylaws, as amended, of Club Corporation International
4.1*	Specimen Certificate evidencing Common Stock of Club Corporation International
4.2++	Certificate of Incorporation of ClubCorp, Inc.
4.3**	Bylaws of ClubCorp, Inc.
10.1+	ClubCorp Employee Stock Ownership Plan
10.2!!	ClubCorp Comprehensive Compensation Plan
10.3*	Form of Stockholder Agreement for Club Corporation International
10.4+	ClubCorp Employee Stock Ownership Trust
10.5+	First Amendment to the ClubCorp Employee Stock Ownership Plan and ClubCorp Employee Stock Ownership Trust
10.6++	$200,000,000 Credit Agreement among ClubCorp, Inc. and Certain Lenders dated March 29, 1999
10.7++	Form of First Amendment and Restated Credit Agreement among ClubCorp, Inc. and certain lenders For $650,000,000 dated September 24, 1999
10.8##	Stock Purchase Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October 26, 1999
10.9##	Stockholders Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October 26, 1999
10.10##	Form of Warrant to Purchase Common Stock of ClubCorp, Inc.
10.11@	2000 ClubCorp Comprehensive Compensation Plan
10.12@@	Second Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.13@@	Third Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.14@@	Fourth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.15@@	Form of Second Amendment to First Amended and Restated Credit Agreement among ClubCorp, Inc. and certain lenders dated December 20, 2000
10.16@@	Fifth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.17@@	Sixth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.18%	Restated ClubCorp, Inc. Executive Stock Option Plan
10.19%	Restated ClubCorp, Inc. Omnibus Stock Plan
10.20	Third Amendment and Waiver to First Amended and Restated Credit Agreement among ClubCorp, Inc. and certain lenders dated December 25, 2001
10.21	Fourth Amendment to First Amended and Restated Credit Agreement among ClubCorp, Inc. and certain lenders dated February 7, 2002
10.22	Stock Purchase Agreement between The Owners Club, Inc. and Telluride 2001 Holdings, LLC, dated September 4, 2001
21.1	Subsidiaries of ClubCorp, Inc.
23.1	Consent of KPMG LLP
23.2	Consent of Houlihan Lokey Howard and Zukin Financial Advisors, Inc.
24.1	Power of Attorney

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-83496)
**	Incorporated by reference to the Company’s Post-Effective Amendment No. 1 to Form S-8 (Registration Nos. 33-89818, 33-96568, 333-08041, 333-57107 and 333-52612)
!!	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-08041)
+	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1998
++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 23, 1999
+++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 7, 1999
##	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1999
@	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 21, 2000
@@	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2000
%	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 4, 2001

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClubCorp, Inc. and subsidiaries as of December 26, 2000 and December 25, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the accompanying consolidated financial statements, ClubCorp changed its method of accounting for derivative instruments and hedging activities on December 27, 2000.

KPMG LLP

Dallas, Texas

February 22, 2002

ClubCorp, Inc.

Consolidated Balance Sheet

December 26, 2000 and December 25, 2001
(Dollars in thousands except share amounts)

	2000	2001

Assets
Current assets:
Cash and cash equivalents	$24,771	$3,212
Membership and other receivables, net	122,158	97,362
Inventories	23,369	21,666
Other assets	20,517	16,837

Total current assets	190,815	139,077

Property and equipment, net	1,322,310	1,356,590
Other assets	226,006	110,157

Total assets	$1,739,131	$1,605,824

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$78,315	$80,018
Long-term debt - current portion	49,326	50,378
Other liabilities	116,181	103,741

Total current liabilities	243,822	234,137

Long-term debt	636,628	592,255
Other liabilities	143,284	168,960
Membership deposits	104,757	115,550

Redemption value of common stock held by benefit plan	66,379	62,746

Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 94,105,475 outstanding at December 26, 2000 and 93,742,901 outstanding at December 25, 2001	996	996
Additional paid-in capital	161,684	161,674
Accumulated other comprehensive loss	(4,080)	(7,821)
Retained earnings	439,802	337,585
Treasury stock, 5,488,933 shares at December 26, 2000 and 5,851,507 shares at December 25, 2001	(54,141)	(60,258)

Total stockholders’ equity	544,261	432,176

Total liabilities and stockholders’ equity	$1,739,131	$1,605,824

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Operations

Years Ended December 28, 1999, December 26, 2000 and December 25, 2001
(Dollars in thousands, except per share amounts)

	1999	2000	2001

Operating revenues	$1,035,779	$1,070,484	$1,014,752
Operating costs and expenses	806,010	844,988	809,299
Depreciation and amortization	73,458	89,969	96,729
Selling, general and administrative expenses	83,355	85,373	80,674
Loss on disposals and impairments of assets	10,435	17,042	43,250

Operating income (loss)	62,521	33,112	(15,200)

Interest and investment income	4,278	2,996	2,864
Interest expense	(43,828)	(56,796)	(59,480)
Other expense	-	(810)	(65)

Income (loss) from operations before income taxes and minority interest	22,971	(21,498)	(71,881)

Income tax (provision) benefit	(11,756)	3,400	(34,384)
Minority interest	411	1,604	415

Net income (loss)	$11,626	$(16,494)	$(105,850)

Basic and diluted earnings (loss) per share:	$.13	$(.17)	$(1.13)

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
Years Ended December 28, 1999, December 26, 2000 and December 25, 2001
(Dollars in thousands)

	Common stock
	(250,000,000 shares
	authorized, par value		Preferred stock (150,000,000 shares
	$.01 per share)		authorized, par value $.01 per share)

				Treasury
	Shares	Shares	Shares	Stock	Shares	Par
	Issued	Outstanding	Issued	Shares	Outstanding	Value

Balances at December 29, 1998	-	-	90,219,408	5,589,599	84,629,809	$902
Purchase of treasury stock	-	-	-	265,221	(265,221)	-
Stock issued in connection with:
Purchase by investment group, net	-	-	9,375,000	-	9,375,000	94
Acquisition	-	-	-	(597,533)	597,533	-
Bonus plans	-	-	-	(84,782)	84,782	-
Exercise of stock options	-	-	-	(15,000)	15,000	-
Comprehensive income:
Net income	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-
Total comprehensive income
Change in redemption value of common stock held by benefit plan	-	-	-	-	-	-

Balances at December 28, 1999	-	-	99,594,408	5,157,505	94,436,903	$996
Purchase of treasury stock	-	-	-	523,069	(523,069)	-
Stock issued in connection with:
Purchases by benefit plan	-	-	-	(32,258)	32,258	-
Purchase by executive	-	-	-	(10,000)	10,000	-
Bonus plans	-	-	-	(54,383)	54,383	-
Exercise of stock options	-	-	-	(95,000)	95,000	-
Comprehensive loss:
Net loss	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-
Total comprehensive loss
Value of options granted to non-employees	-	-	-	-	-	-
Change in redemption value of common stock held by benefit plan	-	-	-	-	-	-

Balances at December 26, 2000	-	-	99,594,408	5,488,933	94,105,475	$996
Purchase of treasury stock	-	-	-	401,172	(401,172)	-
Stock issued in connection with:
Bonus plans	-	-	-	(12,734)	12,734	-
Exercise of stock options	-	-	-	(25,864)	25,864	-
Comprehensive loss:
Net loss	-	-	-	-	-	-
Cumulative effect of change in accounting for derivative instruments and hedging activities, net of income taxes	-	-	-	-	-	-
Change in accounting for derivative instruments and hedging activities, net of income taxes	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-
Total comprehensive loss
Value of options granted to non-employees	-	-	-	-	-	-
Change in redemption value of common stock held by benefit plan	-	-	-	-	-	-

Balances at December 25, 2001	-	-	99,594,408	5,851,507	93,742,901	$996

See accompanying notes to consolidated financial statements.

	Accumulated
	Other
Additional	Comprehensive			Total
Paid-in	Income	Retained	Treasury	Stockholders’
Capital	(Loss)	Earnings	Stock	Equity

$11,205	$(119)	$445,770	$(48,722)	$409,036
-	-	-	(4,514)	(4,514)
143,895	-	-	-	143,989
4,717	-	-	5,202	9,919
570	-	-	771	1,341
21	-	-	131	152
-	-	11,626	-	11,626
-	960	-	-	960

				12,586
-	-	(7,556)	-	(7,556)

$160,408	$841	$449,840	$(47,132)	$564,953
-	-	-	(8,735)	(8,735)
239	-	-	311	550
74	-	-	96	170
368	-	-	394	762
37	-	-	925	962
-	-	(16,494)	-	(16,494)
-	(4,921)	-	-	(4,921)

				(21,415)
558	-	-	-	558
-	-	6,456	-	6,456

$161,684	$(4,080)	$439,802	$(54,141)	$544,261
-	-	-	(6,407)	(6,407)
80	-	-	129	209
33	-	-	161	194
-	-	(105,850)	-	(105,850)
-	(2,119)	-	-	(2,119)
-	(5,366)	-	-	(5,366)
-	3,744	-	-	3,744

				(109,591)
(123)	-	-	-	(123)
-	-	3,633	-	3,633

$161,674	$(7,821)	$337,585	$(60,258)	$432,176

ClubCorp, Inc.

Consolidated Statement of Cash Flows

Years Ended December 28, 1999, December 26, 2000 and December 25, 2001
(Dollars in thousands)

	1999	2000	2001

Cash flows from operations:
Net income (loss)	$11,626	$(16,494)	$(105,850)
Adjustments to reconcile net income (loss) to cash flows provided from operations:
Depreciation and amortization	73,458	89,969	96,729
Disposals and impairments of assets	10,435	17,042	43,250
Minority interest in net loss of subsidiaries	(411)	(1,604)	(415)
Equity in (earnings) losses of joint ventures	(1,991)	(399)	654
Amortization of discount on membership deposits	6,686	8,920	8,664
Deferred income taxes	7,858	(6,888)	31,782
Decrease in real estate held for sale	10,512	21,336	9,982
(Increase) decrease in membership and other receivables, net	(13,245)	(15,036)	25,359
Increase in accounts payable and accrued liabilities	15,641	1,402	9,864
Increase (decrease) in deferred income	(15,503)	655	(39)
Increase (decrease) in deferred membership revenues	10,753	10,130	(415)
Other	(12,056)	13,274	(8,524)

Cash flows provided from operations	103,763	122,307	111,041
Cash flows from investing activities:
Additions to property and equipment	(129,624)	(167,716)	(126,498)
Development of new facilities	(31,813)	(51,187)	(51,861)
Development of real estate ventures	(18,442)	(22,681)	(5,090)
Acquisition of facilities	(265,507)	(34,667)	-
Investment in affiliates	(42,947)	(6,517)	-
Proceeds from disposition of subsidiaries and assets, net	11,368	11,966	60,850
Other	1,934	(1,048)	1,964

Cash flows used by investing activities	(475,031)	(271,850)	(120,635)
Cash flows from financing activities:
Borrowings of long-term debt	262,679	187,343	20,400
Repayments of long-term debt	(71,307)	(44,696)	(30,148)
Discounted value of membership deposits received, net	1,533	2,114	3,676
Treasury stock transactions, net	(4,362)	(7,773)	(5,893)
Proceeds from sale of stock, net	143,989	720	-

Cash flows provided from (used by) financing activities	332,532	137,708	(11,965)

Total net cash flows	(38,736)	(11,835)	(21,559)

Cash and cash equivalents at beginning of year	75,342	36,606	24,771

Cash and cash equivalents at end of year	$36,606	$24,771	$3,212

See accompanying Notes 1, 2, 7, and 15 for supplemental disclosures of non-cash activities and cash paid for interest and income taxes.

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Note 1. Summary of significant accounting policies

Consolidation

The Consolidated Financial Statements include the accounts of ClubCorp, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Investments in affiliates for which we do not have operational or financial control are accounted for on the equity method. Under the equity method, original investments are recorded at cost and adjusted by dividends received and our share of the undistributed earnings or losses of these affiliates (Note 3). The investment balances are included in other non-current assets and liabilities in the accompanying Consolidated Balance Sheet.

No minority interest is recorded for minority stockholders of five country clubs, three golf clubs in development and one resort subsidiary because of deficit capital positions. Minority stockholders’ share of these entities’ cumulative and 2001 losses, which approximate $1,988,000 and $1,514,000, respectively, have been recognized by us. We will recognize future positive earnings of these subsidiaries to the extent of minority interest losses previously absorbed.

Nature of operations

We are a holding company incorporated under the laws of the State of Delaware that, through our subsidiaries, have historically operated in one distinct business industry, hospitality services. Our operations in the hospitality industry involve the operation of country club and golf facilities, business and sports clubs and resorts through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements. Other operations include sales of real estate.

Fiscal year

Our fiscal year consists of a 52/53 week fiscal year ending on the last Tuesday of December. Our 1999, 2000 and 2001 fiscal years are comprised of the 52 weeks ended December 28, 1999, December 26, 2000 and December 25, 2001.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Our policy is to invest cash in excess of operating requirements in income producing investments. For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include cash on hand and interest-bearing deposits in financial institutions, all of which have maturities of 180 days or less. Cash equivalents at December 26, 2000 and December 25, 2001 were approximately $4,070,000 and $1,962,000, respectively.

Membership, other receivables, and long-term receivables

Membership, other receivables and other long-term receivables, which are included in other assets on the Consolidated Balance Sheet, are recorded net of an allowance for doubtful accounts of $6,062,000, $7,275,000 and $8,903,000, for the years ended December 28, 1999, December 26, 2000 and December 25, 2001, respectively and amounts charged to bad debt expense were $4,747,000, $4,893,000 and $5,111,000, respectively. Amounts written off were $6,222,000, $3,680,000 and $3,483,000 for each of the years ended December 28, 1999, December 26, 2000 and December 25, 2001, respectively.

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

We assess the recoverability of long-lived assets to be held and used by determining whether the recorded balance can be recovered over its remaining life through estimated future cash flows. If it is determined that impairment exists, the fair value for purposes of calculating the impairment is measured based on discounted future operating cash flows using a risk-adjusted discount rate. As a result of current and historical operating losses, we evaluated the recoverability of our long-lived assets at a resort and two business clubs and recorded an impairment loss of $13,483,000, $692,000, and $163,000 for the years ended December 28, 1999, December 26, 2000, and December 25, 2001, respectively. Impaired assets identified were property and equipment including land improvements, leasehold improvements and buildings.

ClubCorp, Inc.

(Note 1 continued)

Prior to December 26, 2000, management approved plans to dispose of certain facilities in various segments during 2001 and recorded an impairment loss to write down the carrying value of six of these golf facilities based on the estimated sales values. We assessed impairment of each individual property to be sold based on the expected sales price less estimated cost of disposal. Impaired assets identified were property and equipment including buildings and land improvements for an impairment loss of $8,728,000 for the year ended December 26, 2000. During the year ended December 25, 2001, three of these facilities were sold. Additionally, subsequent changes in the estimated sales prices of two facilities resulted in a gain of $1,091,000.

The carrying value of net assets to be disposed of at December 26, 2000 and December 25, 2001, was $72,611,000 and $49,471,000, respectively. Operating income (loss) before loss on disposals and impairments of assets for these six facilities for the years ended December 28, 1999, December 26, 2000, and December 25, 2001 was ($121,000), $510,000 and $1,005,000, respectively.

During the year ended December 25, 2001, we sold the majority of an investment in an affiliate accounted for on the equity method to a third party for $16,015,000 resulting in a loss of $21,555,000. We recorded an impairment loss of $1,887,000 on the portion of the investment we retained and subsequently sold all of this investment for a nominal gain. We had planned to hold this as a long-term investment prior to our change in investment strategy and had determined that no impairment existed on a long-term basis.

The combined divestiture of other properties and disposals of certain other assets in 1999, 2000 and 2001 resulted in additional gains (losses) of $3,048,000, ($7,622,000) and ($22,623,000), respectively.

Property and equipment

Property and equipment is stated at cost. Land and land improvements include non-depreciable golf course improvements including fairways, roughs and trees.

We capitalize costs that both materially add value and appreciably extend the useful life of an asset. With respect to golf course improvements, only costs associated with original construction, complete replacements, or the addition of new trees, sandtraps, fairways or greens are capitalized. All other related costs are expensed as incurred.

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

Real estate held for sale

Real estate held for sale consists primarily of land, land development costs and related amenities if they are to be left with the project upon completion. Costs are allocated to project components based on the specific identification method whenever possible. Otherwise, costs are allocated based on their relative sales value. At December 26, 2000 and December 25, 2001, real estate held for sale was $55,575,000 and $22,210,000, respectively, and is included in other non-current assets in the Consolidated Balance Sheet. The decrease is due to the disposal of two properties during the year ended December 25, 2001 (Note 14).

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

ClubCorp, Inc.

(Note 1 continued)

Treasury stock

Purchases of treasury stock are recorded at the cost of the shares acquired. When treasury stock is subsequently issued, the difference between the cost of shares issued, using the average cost method, and the sales price is charged or credited to additional paid-in capital.

Stock-based compensation

Stock-based compensation is accounted for using Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. Under APB 25, if the exercise price of the options is greater than or equal to the market price at the date of grant, no compensation expense is recorded. We have also adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-based Compensation” for options issued to employees (Note 13).

Revenue recognition

We recognize revenues from the following sources:

	1999	2000	2001

Membership fees and deposits	$35,035	$40,368	$38,154
Membership dues	306,722	323,710	331,275
Golf operations revenues	239,510	212,291	209,722
Food and beverage revenues	276,941	287,201	264,921
Lodging revenues	58,777	69,962	62,964
Other revenues	118,794	136,952	107,716

Total operating revenues	$1,035,779	$1,070,484	$1,014,752

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

At December 25, 2001, the amount of membership deposits contractually due and payable during the next five years is not significant.

Divestiture of subsidiaries

Subsidiaries are divested when management determines they will be unable to provide a positive contribution to cash flows from operations in future periods. Gains from divestitures are generally recognized in the period in which operations cease and losses are recognized when they become apparent. These are reflected in the Consolidated Statement of Operations as loss on disposals and impairments of assets.

Interest rate swap agreements

We enter into interest rate swap agreements to limit our exposure to fluctuations in interest rates related to long-term debt. We account for these swap agreements by recording the net interest to be paid or received as an increase or reduction in interest.

Effective fiscal year 2001, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivatives be recognized at fair value as either assets or liabilities on the balance sheet (Note 9).

Earnings (loss) per share

The following table summarizes the weighted average number of shares used to calculate basic and diluted earnings (loss) per share:

	Years Ended

	December 28,	December 26,	December 25,
	1999	2000	2001

Weighted average shares outstanding	85,919,955	94,296,265	93,966,962
Incremental shares from assumed conversions of options and warrants	1,352,595	-

Diluted weighted average shares	87,272,550	94,296,265	93,966,962

ClubCorp, Inc.

(Note 1 continued)

The weighted average shares outstanding used in the calculation of diluted earnings per share include options and warrants to purchase common stock (Notes 10 and 13). Diluted weighted average shares exclude the assumed conversion of 1,221,183 and 864,622 options and warrants due to our net loss for the years ended December 26, 2000 and December 25, 2001.

Reclassifications

Certain amounts previously reported have been reclassified to conform with the current year presentation.

Recent Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which are effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that the cost of certain of our intangible assets will no longer be subject to amortization. SFAS 141 and SFAS 142 did not have a significant impact at December 26, 2001 and are not expected to have a significant impact going forward on our consolidated financial position or results of operations. We have applied the purchase method on substantially all of our acquisitions and we have virtually no goodwill in our consolidated financial statements as substantially all of our purchase price is allocated to property and equipment.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets” effective for fiscal years beginning after December 15, 2001. SFAS 144 supercedes SFAS 121 and the portion of Accounting Principles Board Opinion No. 30 that deals with the disposal of a business segment. The impact of implementation of SFAS 144 at December 26, 2001 had no effect on our consolidated financial position or results of operations.

Note 2. Acquisitions

During 1999, we purchased the minority interest in a previously consolidated resort property, substantially all the assets of 29 golf facilities, including 22 from The Cobblestone Golf Group, one business facility and one real estate development subsidiary. The 29 golf facilities included 12 country clubs, 14 golf clubs and three public golf courses.

During 2000, we purchased the remaining interest in a previously non-consolidated golf property and substantially all the assets of two public golf courses, one golf club under construction, one sports club and an international country club.

During 2001, we had no acquisitions.

These acquisitions were accounted for using the purchase method and, accordingly, the acquired assets and liabilities were recorded based on their estimated fair values at the dates of acquisition.

Note 3.     Investments in affiliates

Our investments at December 25, 2001 in affiliates include joint ventures for the operation of four real estate developments, six golf clubs, and two business clubs. In addition, we entered into a joint venture for the sole purpose of acquiring the Cobblestone properties in 1999 (Note 2). These investments are reflected in other noncurrent assets on the Consolidated Balance Sheet and the equity gain or loss is included in operating revenues in the Consolidated Statement of Operations.

A summary of the significant financial information of affiliated companies accounted for on the equity method is as follows (dollars in thousands):

	2000	2001

Cash	$26,465	$11,627
Property and equipment, net	387,442	36,894
Land held for resale	-	9,148
Other assets	83,616	11,143

Total assets	$497,523	$68,812

Long-term debt	$134,657	$45,983
Membership deposits	5,975	2,559
Other liabilities	40,204	27,508
Venturers’ capital	316,687	(7,238)

Total liabilities and venturers’ capital	$497,523	$68,812

Operating revenues	$106,881	$67,980
Operating income	$6,291	$15,989
Net income	$1,582	$1,861
ClubCorp’s equity in:
Venturers’ capital	$63,750	$(8,713)
Net income (loss)	$399	$(654)

The negative Venturers’ capital in 2001 represents our general partner equity interest in a real estate joint venture which has a cumulative deficit. This deficit is anticipated to be temporary and therefore our investment has been taken below zero.

During the year ended December 25, 2001, two investments in affiliates were sold (Note 1).

ClubCorp, Inc.

Note 4. Fair value of financial instruments

Fair value estimates are made at a specific point in time, based on relevant information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Since no market exists for certain financial instruments, fair value estimates are based on our judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents

The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Long-term debt

Fair values for fixed rate, capital lease and other obligations are based on the discounted value of contractual cash flows using our incremental borrowing rates for similar types of debt arrangements. The estimated fair value of these obligations was $62,240,000 and $38,399,000 at December 26, 2000 and December 25, 2001, respectively. The carrying value of these obligations was $65,651,000 and $37,879,000 at December 26, 2000 and December 25, 2001, respectively. Our fluctuating rate obligations’ carrying amounts approximate fair value.

Interest rate swaps

The estimated fair value of interest rate swaps was ($3,461,000) and ($11,957,000) with notional amounts of $229,076,000 and $225,000,000 at December 26, 2000 and December 25, 2001, respectively. Fair value was based on quotes from the investment banks holding the swap agreements. Our interest rate swaps have been recorded in other long-term liabilities in the accompanying Consolidated Balance Sheet (Notes 8 and 9) at December 25, 2001.

Membership deposits

The estimated fair value of membership deposits was $116,919,000 and $125,553,000 at December 26, 2000 and December 25, 2001, respectively. The carrying value at December 26, 2000 and December 25, 2001 of membership deposits was $104,757,000 and $115,550,000, respectively. The fair value of membership deposits is based on the discounted value of future maturities using our incremental borrowing rate.

Note 5. Property and equipment

Property and equipment consists of the following at year-end (dollars in thousands):

	2000	2001

Land and land improvements	$634,656	$711,920
Buildings and recreational facilities	449,787	486,840
Leasehold improvements	110,643	118,483
Furniture and fixtures	132,586	138,682
Machinery and equipment	277,712	274,335
Construction in progress	126,981	84,335

	1,732,365	1,814,595
Accumulated depreciation and amortization	(410,055)	(458,005)

	$1,322,310	$1,356,590

Note 6. Current liabilities

Current liabilities consist of the following at year-end (dollars in thousands):

	2000	2001

Accounts payable	$22,320	$37,649
Accrued compensation and employee benefits	28,677	25,455
Other accrued liabilities	27,318	16,914

Accounts payable and accrued liabilities	78,315	80,018
Long-term debt - current portion	49,326	50,378
Deferred membership revenue	54,467	50,760
Other deferred revenue	20,343	23,113
Property taxes payable	23,832	18,676
Other current liabilities	17,539	11,192

Other liabilities	116,181	103,741

Total current liabilities	$243,822	$234,137

Note 7. Long-term debt and leases

Long-term borrowings are summarized below with weighted average interest rates of 8.74% at year-end 2000 and 6.91% at year-end 2001, and the range of maturity dates for debt

ClubCorp, Inc.

(Note 7 continued)

outstanding at December 25, 2001 in parentheses (dollars in thousands):

	2000	2001

Notes payable to financial institutions:
Fixed rate (2002-2017)	$10,592	$10,203
Fluctuating rate (2002-2015)	620,761	602,954
Notes payable to developers and landlords - Fixed rate (2002-2013)	2,232	2,179
Fluctuating rate (2002-2008)	-	1,800
Capital lease obligations (2002-2043)	29,996	19,919
Other obligations (2002-2006)	22,373	5,578

	685,954	642,633
Less current portion	49,326	50,378

	$636,628	$592,255

The classifications above exclude interest rate swaps with a total notional balance of $225,000,000 at December 25, 2001. Under these agreements which mature in 2003, we will receive interest at the 30 day LIBOR rate and pay interest at rates ranging from 5.25% to 7.21%.

Certain of our subsidiaries and other real and personal property and equipment are pledged as collateral on our long-term debt.

Our credit facility is comprised of a combined $650,000,000 refinancing agreement consisting of a $350,000,000 revolving credit facility which matures in September 2004, a $100,000,000 term loan which matures in September 2004 and a $200,000,000 term loan which matures in March 2007. The interest rate is typically determined using a LIBOR-based pricing matrix as defined in the agreement. At December 25, 2001, the amount outstanding under this agreement, including letters of credit of $11,703,000, was $579,953,000. Of this amount, $196,500,000 was at an interest rate of LIBOR plus 3.25%, $81,250,000 was at an interest rate of LIBOR plus 2.50%, $25,500,000 was at an interest rate of the bank rate plus 1.75% and $265,000,000 was at an interest rate of LIBOR plus 2.00%.

At December 25 2001, we exceeded the maximum leverage ratio allowable as defined in our credit facility agreement. Prior to the end of the year, we received a waiver of compliance effective through February 7, 2002 for this covenant. We finalized an amendment regarding these covenants on February 7, 2002 which revises certain financial covenants of the agreement and increases the incremental margins by an average of 67 basis points for various tranches of the combined facility. The new amendment provides for several of our properties to provide the banks a collateral interest. As a result of our amending this covenant on a long-term basis, the debt has been classified as long-term on the accompanying Consolidated Balance Sheet at December 25, 2001.

The amounts of long-term debt maturing in each of the four years subsequent to 2002 are as follows (dollars in thousands):

Year

2003	$34,952
2004	339,633
2005	65,806
2006	87,501

The provisions of certain subsidiary lending and lease agreements limit the amount of dividends that may be paid to us. Under the most restrictive of these limitations at December 25, 2001, approximately $15,201,000 of retained earnings was restricted from the declaration of dividends to us.

The amount of cash paid for interest in 1999, 2000 and 2001 was approximately $33,315,000, $51,829,000 and $67,776,000, respectively.

We lease operating facilities under agreements ranging from 1 to 42 years. These agreements normally provide for minimum rentals plus executory costs. In some cases, we must pay contingent rent generally based on a percentage of gross receipts or positive cash flow as defined in the lease agreements. Future minimum lease payments required at December 25, 2001 under operating leases for buildings and recreational facilities with initial noncancelable lease terms in excess of one year are as follows (dollars in thousands):

Year

2002	$23,936
2003	23,429
2004	22,433
2005	18,551
2006	15,383
Thereafter	100,440

Total future minimum payments required	$204,172

Total facility rental expense (including contingent rent) during 1999, 2000 and 2001 was $40,487,000, $38,235,000 and $37,724,000, respectively. Contingent rent during 1999, 2000 and 2001 was $5,385,000, $4,739,000 and $4,208,000, respectively.

ClubCorp, Inc.

Note 8. Other liabilities

Other liabilities consist of the following at year-end (dollars in thousands):

	2000	2001

Deferred membership revenue	$112,887	$107,271
Investment in joint venture	-	18,318
Fair value of derivative instruments and hedging activities	-	11,957
Insurance reserves	10,699	9,447
Deferred tax liability	-	7,917
Other	19,698	14,050

Total other liabilities	$143,284	$168,960

Note 9. Derivative instruments

Effective December 27, 2000, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. SFAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current earnings or stockholders’ equity (as a component of other comprehensive income (loss)), depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.

In the normal course of business, we are exposed to changes in interest rates. The objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on earnings and cash flows. To achieve this objective, we use interest rate swaps to hedge a portion of total long-term debt, as determined by management, that is subject to variable interest rates and designate these instruments as cash flow hedges. Under these swaps, we agree to pay fixed rates of interest. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of comprehensive income (loss). We do not enter into such contracts for speculative purposes and currently these are the only derivative instruments held.

To the extent that any of these swaps are not completely effective in offsetting the change in interest cash flows being hedged, the ineffective portion is immediately recognized in interest expense. Effectiveness is measured on a quarterly basis using the cash flow method. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination. Any gains or losses upon the early termination of the interest rate swap contracts would be deferred and recognized in income over the remaining life of the contract.

The adoption of SFAS 133 resulted in recording approximately $2,119,000, net of $1,141,000 income tax benefit, in comprehensive income (loss) for the cumulative effect of the accounting change. At December 27, 2000, we had interest rate swap contracts to pay fixed rates of interest (ranging from 5.25% to 7.21%) and receive variable rates of interest based on LIBOR on an aggregate of $229.0 million notional amount of indebtedness with maturity dates ranging from August 2001 through September 2003. Fair value is determined based on discounted estimated cash flows based on a yield curve. These hedges are highly effective, however for the cumulative transition through December 26, 2000, we recorded $201,000 as interest expense for the ineffective portion of these instruments. The aggregate fair market value of all interest rate swap contracts was $3,461,000 at December 27, 2000 and is included in other long-term liabilities on the Consolidated Balance Sheet (Note 8).

At December 25, 2001, we had interest rate swap contracts to pay fixed rates of interest (ranging from 5.25% to 7.21%) and receive variable rates of interest based on LIBOR on an aggregate of $225.0 million notional amount of indebtedness with maturity dates ranging from June 2003 through September 2003. These hedges are considered highly effective, however, through December 25, 2001, we recorded $236,000 as interest expense for the ineffective portion of these instruments. The aggregate fair market value of all interest rate swap contracts was $11,957,000 on December 25, 2001 and is included in other long-term liabilities on the Consolidated Balance Sheet.

Note 10. Stockholders’ equity

On December 1, 1999, we sold 9,375,000 shares of common stock and 1,012,500 common stock purchase warrants for a price of $16 per share. The sale resulted in total proceeds of $150,000,000, net of issuance costs of $6,011,000. Each common stock purchase warrant allows the holder to purchase one share of common stock at $17 per share and is exercisable immediately through 2009. The value of these warrants is included in additional paid-in capital and is not significant to our Consolidated Balance Sheet. During the years ended December 26, 2000 and December 25, 2001, no common stock purchase warrants were redeemed. The stock purchase agreement specifies that if certain events under our control do not occur within five years of the date of the agreement, we could, if requested, be obligated to

ClubCorp, Inc.

(Note 10 continued)

repurchase a portion of the outstanding shares. The amount to be repurchased, if any, is limited by our leverage ratio at that time.

Note 11. Segment reporting

Our operations are organized into three principal business segments according to the type of facility or service provided: Country club and golf facilities, Business and sports clubs and Resorts.

We have determined that the operations of these three segments have similar economic characteristics and meet the criteria which permit the operations to be aggregated into these reportable segments.

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

Business and sports club operations consist of domestic business clubs, business/sports clubs and sports clubs. Business clubs provide a setting for dining, business or social entertainment. Sports clubs provide a variety of recreational facilities and business/sports clubs provide a combination of the amenities available at business clubs and sports clubs. All amenities offered above are available only to members and their guests.

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

Our management relies primarily on Adjusted EBITDA generated from our properties within the three reportable segments for purposes of making decisions about allocating resources and assessing segment performance. Adjusted EBITDA consists of EBITDA, an industry standard calculation of earnings before interest, income taxes, depreciation and amortization, adjusted for net membership deposits and fees, a joint venture adjustment and excludes loss on disposals and impairments of assets. Net membership deposits and fees represent the difference between current period sales of deposits and fees and revenue recognized from deposits and fees (Note 1). The joint venture adjustment consists of cash distribution received net of our percentage ownership in noncash equity in earnings recorded in the Consolidated Statement of Operations.

Acquisitions and development of new facilities consist of the fair value of property and equipment for acquisitions at the date of purchase (Note 2) and cash paid for property and equipment related to the development of new facilities.

Additions to property and equipment consist of capital replacements and improvements at existing clubs.

ClubCorp, Inc.

(Note 11 continued)

Financial information for the segments is as follows (dollars in thousands):

	1999	2000	2001

Operating revenues:
Country club and golf facilities	$459,034	$496,010	$498,872
Business and sports clubs	267,924	259,930	247,167
Resorts	238,596	217,790	207,843

Total operating revenues for reportable segments	965,554	973,730	953,882
Other operations	50,567	80,407	45,450
Corporate services	19,658	16,347	15,420

Consolidated operating revenues	1,035,779	1,070,484	1,014,752

Depreciation and amortization:
Country club and golf facilities	42,829	50,458	51,090
Business and sports clubs	12,788	12,598	12,787
Resorts	10,486	14,388	16,336

Total depreciation and amortization for reportable segments	66,103	77,444	80,213
Other operations	1,289	2,241	2,424
Corporate services	6,066	10,284	14,092

Consolidated depreciation and amortization	73,458	89,969	96,729

Adjusted EBITDA:
Country club and golf facilities	117,403	125,574	115,874
Business and sports clubs	29,797	31,934	28,292
Resorts	48,729	43,936	29,682

Total Adjusted EBITDA for reportable segments	195,929	201,444	173,848
Other operations	4,303	10,776	2,908
Corporate services	(33,189)	(45,647)	(41,414)

Consolidated Adjusted EBITDA	167,043	166,573	135,342
Depreciation and amortization	(73,458)	(89,969)	(96,729)
Loss on disposals and impairments of assets	(10,435)	(17,042)	(43,250)
Net membership deposits and fees	(18,223)	(24,078)	(8,229)
Joint venture adjustment	(2,406)	(2,372)	(2,334)

Consolidated operating income (loss)	62,521	33,112	(15,200)

Acquisitions and development of new facilities:
Country club and golf facilities	288,553	87,129	41,572
Business and sports clubs	366	-	-
Resorts	12,674	-	-

Total acquisitions and development for reportable segments	301,593	87,129	41,572
Other operations	43,315	33,234	15,379

Acquisitions and development of new facilities for reportable segments	344,908	120,363	56,951

Additions to property and equipment:
Country club and golf facilities	49,079	70,228	61,593
Business and sports clubs	14,028	18,683	15,131
Resorts	57,761	55,228	42,241

Additions to property and equipment for reportable segments	120,868	144,139	118,965
Other operations	586	6,159	469
Corporate services	22,482	28,296	7,064

Consolidated additions to property and equipment	143,936	178,594	126,498

Total assets:
Country club and golf facilities	975,241	1,105,404	1,145,615
Business and sports clubs	189,340	190,686	175,937
Resorts	248,563	314,161	336,356

Total assets for reportable segments	1,413,144	1,610,251	1,657,908
Other operations	223,866	262,460	150,656
Corporate services	(90,480)	(133,580)	(202,740)

Consolidated total assets	$1,546,530	$1,739,131	$1,605,824

ClubCorp, Inc.

Note 12. International operations

Our international operations consist of the following (dollars in thousands):

	1999	2000	2001

Identifiable assets	$116,468	$147,518	$88,958

Operating revenues	$17,649	$17,692	$16,963

Income (loss) before income taxes and minority interest	$2,051	$3,794	$(23,270)

Net income (loss)	$1,267	$3,499	$(23,450)

International operations are included in the Other operations category for segment reporting (Note 11) except for one resort property which is included in the Resorts segment. Included in 2001 net income (loss) is a net loss of $17,608,000 from the sale of five properties and two investments in affiliates.

Note 13. Benefit plans

We maintain an employee stock ownership plan, known as the ClubCorp Employee Stock Ownership Plan. Eligible employees have the opportunity to invest 1% to 6% of their pretax compensation, subject to certain limitations. Participant contributions are matched by the participating subsidiary ranging from 20% to 50% of the participant’s contributions based on improvements in the value of our common stock. The matching contribution vests over time. Participants may elect to diversify a portion of their account assets upon meeting certain age and participation requirements. In addition, upon termination, retirement or permanent disability, a participant or beneficiary may demand distribution of our common stock in lieu of cash. All of the assets of the Plan are invested in our common stock, except for temporary investments of cash.

Since our common stock is not publicly traded, we have granted the trustees of the Plan the right to require us to purchase our common stock held by the Plan (4,143,480 and 4,109,073 shares at December 26, 2000 and December 25, 2001, respectively) at the most recent appraised value ($16.02 and $15.27 at December 26, 2000 and December 25, 2001, respectively) as necessary in order to meet the requirements of the Employee Retirement Income Security Act and the Plan. Accordingly, the redemption value of our common stock held by the Plan has been reclassified out of stockholders’ equity in the accompanying Consolidated Balance Sheet and changes in the redemption value are charged to retained earnings. This redemption right has never been exercised by the trustees, and we do not believe that the trustees have any intention to exercise the redemption right in the foreseeable future.

We maintain a second qualified contributory plan for all eligible employees of certain domestic subsidiaries. This Plan allows participants to invest their contributions among six investment fund options at December 25, 2001. Beginning in 2002, participants will be able to invest their contributions among eleven investment fund options.

The ClubCorp, Inc. Executive Stock Option Plan was adopted August 31, 1995. In February 2000, we transferred substantially all of the remaining available shares in this plan to the Omnibus Stock Plan, discussed below. The outstanding options previously granted under this plan remain outstanding and fully vest 120 days prior to their expiration date. The plan provides for accelerated vesting, not to exceed 10% per year, if the employee maintains a certain performance level as defined in the plan. Employees are required to maintain a minimum ownership level of company stock holdings, as set forth in the plan, to sell stock acquired from exercised options. At December 25, 2001, there were 2,090,000 options outstanding under this plan, of which 1,425,000 were exercisable.

The ClubCorp, Inc. Omnibus Stock Plan was adopted effective February 1998. The Omnibus Stock Plan provides for granting to key employee partners options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting will be determined at the time of the grant and will generally be three to five years.

We apply APB 25 in accounting for the option plans; therefore, no compensation expense has been recognized for options that have been granted to employees. In accordance with the requirements of SFAS 123, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions for the 1999, 2000 and 2001 grants: risk-free weighted average interest rates of 5.2%, 6.2% and 4.9% respectively, an expected volatility of 25%, an expected life of ten years and zero dividend yield. A summary of the status of the options

ClubCorp, Inc.

(Note 13 continued)

outstanding at year-end 1999, 2000 and 2001 and changes during the fiscal years are as follows:

	Shares	Price

Outstanding at December 29, 1998	4,514,000	11.87
Granted	344,500	16.70
Forfeited	(73,000)	14.21
Exercised	(15,000)	10.14

Outstanding at December 28, 1999	4,770,500	12.18
Granted	1,367,150	17.51
Forfeited	(466,950)	13.28
Exercised	(95,000)	10.14

Outstanding at December 26, 2000	5,575,700	13.43
Granted	1,270,181	16.28
Forfeited	(754,133)	13.69
Exercised	(41,300)	10.68

Outstanding at December 25, 2001	6,050,448	14.02

	1999	2000	2001

Options exercisable at year end:
Number of options	1,030,000	2,347,300	2,676,540
Weighted average exercise price	$10.18	$11.86	$12.31
Weighted average fair value of options granted during the year	$8.20	$9.30	$7.87

The range of exercise prices for options outstanding at December 25, 2001 is $10.01 to $17.71.

If compensation cost for the option plans had been determined based on the fair value at the grant dates for the options consistent with the methodology of SFAS 123, our net income (loss) and net income (loss) per share would have been changed to the following pro forma amounts (dollars in thousands, except per share amounts):

	1999	2000	2001

Net income (loss)	$6,031	$(22,939)	$(111,839)
Net income (loss) per share assuming dilution	$.07	$(.24)	$(1.19)

In accordance with the methodology prescribed under SFAS No. 123, we recognized $558,000 of compensation expense related to non-employee stock options for the year ended December 26, 2000. During the year ended December 25, 2001, we reversed $123,000 for the forfeited nonvested portion of these options. The fair value of each non-employee option was calculated on the date of grant using the Black-Scholes pricing model with the assumptions as previously discussed.

Note 14. Related Party Transactions

On September 4, 2001, we sold the stock of a wholly owned subsidiary, The Owners Club at Telluride, Inc., which owned a majority interest in Telluride Club Mountain Village, LLC. (collectively referred to as Telluride) to a group of three executive officers for assumption of $22,200,000 of liabilities. The stock purchase agreement resulted in a net loss on divestiture of assets of $3,800,000. The purpose of this transaction was to dispose of an underperforming property and to remove the non-recourse liability owed by Telluride to an external lender from our Consolidated Balance Sheet. We continue to provide management services under an existing management agreement.

Note 15. Contingencies

We are subject to certain pending or threatened litigation and other claims. After review and consultation with legal counsel, we believe that any potential liability arising from resolution of these matters will not materially affect our consolidated financial position and results of operations.

Note 16. Income taxes

Income (loss) before income taxes, minority interest and extraordinary item consists of the following (dollars in thousands):

	1999	2000	2001

Domestic	$21,712	$(23,692)	$(71,750)
Foreign	1,259	2,194	(131)

	$22,971	$(21,498)	$(71,881)

The income tax (provision) benefit consists of the following (dollars in thousands):

	1999	2000	2001

Federal
Current	$(10)	$506	$288
Deferred	(7,858)	6,888	(31,782)

	(7,868)	7,394	(31,494)
State and Foreign	(3,888)	(3,994)	(2,890)

	$(11,756)	$3,400	$(34,384)

Cash paid for income taxes was $3,888,000, $4,780,000 and $2,890,000 for the years ended December 28, 1999, December 26, 2000, and December 25, 2001.

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and actual

ClubCorp, Inc.

(Note 16 continued)

income tax (provision) benefit as reflected in the accompanying Consolidated Statement of Operations are as follows (dollars in thousands):

	1999	2000	2001

Expected Federal income tax (provision) benefit	$(8,040)	$7,524	$25,159
Effect of consolidated operations and income taxes of foreign and other entities not consolidated for Federal tax purposes	46	(462)	1,108
State and foreign taxes, net of Federal benefit	(2,788)	(2,758)	(2,019)
Change in valuation allowance allocated to income tax expense	-	-	(58,469)
Other, net	(974)	(904)	(163)

	$(11,756)	$3,400	$(34,384)

We have approximately $262,000 of tax credits available to offset regular taxes payable, which expire in varying amounts in 2002 and 2003.

Our net operating loss (NOL) carryforwards at December 25, 2001, after current year generation of net operating losses, were approximately $623,018,000 and $236,452,000 for regular tax and alternative minimum tax, respectively. These regular tax and alternative minimum tax net operating loss carryforwards are available to offset future taxable income and will expire from 2004 to 2021 and 2007 to 2021, respectively. In addition to the regular tax and alternative minimum tax net operating loss carryforwards, we have approximately $174,763,000 regular and $157,801,000 alternative minimum tax Separate Return Limitation Year net operating loss carryforwards which expire in 2002. During 2001, we sold the stock of two corporations and generated capital loss carryforwards of approximately $28,054,000, which expire in 2006. Our December 26, 2000 net deferred tax asset and December 25, 2001 net deferred tax liability do not include any value for these net operating loss or capital loss carryforwards.

Based on our historical pretax earnings, adjusted for significant nonrecurring items such as losses on disposals and impairments of assets, management believes it is more likely than not we will realize the benefit of the deferred tax assets, net of the valuation allowance, existing at December 26, 2000 and December 25, 2001. Based on revised estimates of taxable income and significant expirations of NOL carryforwards in the next 5 years, we increased our valuation allowance on the deferred tax assets by approximately $58,469,000 million at December 25, 2001. The assumptions used to estimate the realizability of the deferred tax assets are subjective in nature and involve uncertainties and matters with significant judgment. There can be no assurance that we will generate any specific level of continuing earnings.

The components of the deferred tax assets and deferred tax liabilities, which are included in noncurrent other assets (liabilities) on the Consolidated Balance Sheet, at December 26, 2000 and December 25, 2001 are as follows (dollars in thousands):

	2000	2001

Deferred tax assets:
Regular tax operating loss carryforwards	$245,819	$279,223
Capital loss carryforwards	-	9,819
Other	16,471	14,938

Total gross deferred tax assets	262,290	303,980
Valuation allowance	102,698	161,167

Deferred tax liabilities:	159,592	142,813
Property and equipment	16,855	22,779
Discounts on membership deposits and acquired notes	104,527	108,081
Other	18,377	19,870

Total gross deferred tax liabilities	139,759	150,730

Net deferred tax asset (liability)	$19,833	$(7,917)

ClubCorp, Inc.

Note 17. Selected quarterly financial data, (unaudited)

Operations for the first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows (dollars in thousands, except per share data):

	Quarters

	First	Second	Third	Fourth

Fiscal Year 2000

Operating revenues	$199,397	$267,824	$254,020	$349,243

Net income (loss)	$(12,130)	$6,302	$1,321	$(11,987)

Basic and diluted earnings (loss) per share:	$(.13)	$.07	$.01	$(.12)

Fiscal Year 2001

Operating revenues	$201,144	$265,205	$242,320	$306,083

Net income (loss)	$(16,678)	$5,701	$(20,279)	$(74,594)

Basic and diluted earnings (loss) per share:	$(.18)	$.06	$(.21)	$(.80)

Included in the fourth quarter of fiscal year 2000 is an impairment loss on long-lived assets to be held and to be disposed of approximately $9,420,000 (Note 1). Included in the third quarter of fiscal year 2001 is a loss on the sale of an investment in an affiliate of $21,555,000 and an impairment loss on the remaining portion of the investment of $1,887,000 (Note 1). Included in the fourth quarter of fiscal year 2001 is an adjustment to increase our deferred tax valuation allowance of $58,469,000 (Note 16).