Form 10-Q
period 2002-03-19
CLUBCORP INC
filed 2002-05-03
CIK 929455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 19, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

The number of shares of the Registrant’s Common Stock outstanding as of May 3, 2002 was 93,742,901.

CLUBCORP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REVIEW REPORT

The Board of Directors and Stockholders
ClubCorp, Inc.:

We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of March 19, 2002, and the related consolidated statements of operations and cash flows for the twelve weeks ended March 19, 2002 and March 20, 2001. These consolidated financial statements are the responsibility of ClubCorp’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ClubCorp as of December 25, 2001 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 25, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Dallas, Texas
April 26, 2002

ClubCorp, Inc.

Consolidated Balance Sheet
(Dollars in thousands, except share amounts)

		(Unaudited)
	December 25,	March 19,
	2001	2002

Assets
Current assets:
Cash and cash equivalents	$3,212	$16,693
Membership and other receivables, net	97,362	77,919
Inventories	21,666	21,923
Other assets	16,837	14,410

Total current assets	139,077	130,945
Property and equipment, net	1,356,590	1,343,855
Other assets	110,157	117,813

Total assets	$1,605,824	$1,592,613

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$80,018	$64,421
Long-term debt — current portion	50,378	49,370
Other liabilities	103,741	113,129

Total current liabilities	234,137	226,920
Long-term debt	592,255	609,792
Other liabilities	168,960	156,274
Membership deposits	115,550	117,836
Redemption value of common stock held by benefit plan	62,746	62,746
Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 93,742,901 outstanding at December 25, 2001 and March 19, 2002	996	996
Additional paid-in capital	161,674	161,674
Accumulated other comprehensive loss, net	(7,821)	(5,884)
Retained earnings	337,585	322,517
Treasury stock, 5,851,507 shares at December 25, 2001 and March 19, 2002	(60,258)	(60,258)

Total stockholders’ equity	432,176	419,045

Total liabilities and stockholders’ equity	$1,605,824	$1,592,613

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended

	March 20,	March 19,
	2001	2002

Operating revenues	$199,766	$190,386
Operating costs and expenses	169,211	162,382
Depreciation and amortization	21,829	21,943
Selling, general and administrative expenses	18,587	17,641
Gain (loss) on disposals and impairments of assets	(266)	2,142

Operating loss	(10,127)	(9,438)
Interest expense	(15,999)	(12,612)
Other income	837	343

Loss from operations before income tax benefit	(25,289)	(21,707)
Income tax benefit	8,611	6,639

Net loss	$(16,678)	$(15,068)

Basic and diluted loss per share	$(.18)	$(.16)

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)

	Twelve Weeks Ended

	March 20,	March 19,
	2001	2002

Cash flows from operations:
Net loss	$(16,678)	$(15,068)
Adjustments to reconcile net loss to cash flows provided from operations:
Depreciation and amortization	21,829	21,943
Amortization of discount on membership deposits	2,224	1,835
Deferred income taxes	(9,330)	(7,554)
Decrease in real estate held for sale	1,016	723
Decrease in membership and other receivables, net	23,919	22,586
Decrease in accounts payable and accrued liabilities	(11,613)	(15,724)
Net change in deferred membership revenues	1,482	(2,121)
Other	(837)	3,826

Cash flows provided from operations	12,012	10,446
Cash flows from investing activities:
Additions to property and equipment	(30,087)	(18,755)
Development of new facilities	(9,038)	(4,350)
Development of real estate held for sale	(1,162)	(701)
Proceeds from dispositions, net	6,881	11,647
Other	1,910	(1,676)

Cash flows used by investing activities	(31,496)	(13,835)
Cash flows from financing activities:
Borrowings of long-term debt	13,500	24,100
Repayments of long-term debt	(9,453)	(8,026)
Membership deposits received, net	344	796
Treasury stock transactions, net	(301)	—

Cash flows provided from financing activities	4,090	16,870

Total net cash flows	(15,394)	13,481

Cash and cash equivalents at beginning of period	24,771	3,212

Cash and cash equivalents at end of period	$9,377	$16,693

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

Interim presentation
The accompanying Consolidated Financial Statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted from the accompanying statements. We believe the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of ClubCorp for the year ended December 25, 2001 which are a part of ClubCorp’s Form 10-K.

In our opinion, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of March 19, 2002 and the consolidated results of operations and cash flows for the twelve weeks ended March 20, 2001 and March 19, 2002. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Recent Pronouncements
Effective December 26, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The adoption of SFAS 142 did not have a significant impact on our consolidated financial position or results of operations as we have virtually no goodwill in our consolidated financial statements. Substantially all of our purchase price related to our acquisitions is allocated to property and equipment.

Effective December 26, 2001, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets”. SFAS 144 supersedes SFAS 121 and the reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a business segment. The implementation of SFAS 144 had no effect on our consolidated financial position or results of operations as we did not transfer any assets to held for sale and disposals were not material for the twelve weeks ended March 19, 2002.

Reclassifications
Certain amounts previously reported have been reclassified to conform with the current period presentation.

Note 2. Derivative instruments
As of March 19, 2002, we had interest rate swap contracts to pay fixed rates of interest (ranging from 5.25% to 7.21%) and receive variable rates of interest based on LIBOR on an aggregate of $225.0 million notional amount of indebtedness with maturity dates ranging from June 2003 through September 2003. These hedges are highly effective, however, for the twelve weeks ended March 19, 2002, we recorded $27,000 as a reduction of interest expense for the ineffective portion of these instruments. The aggregate fair market value of all interest rate swap contracts was ($9,454,000) on March 19, 2002 and is included in other liabilities on the Consolidated Balance Sheet.

ClubCorp, Inc.

Note 3. Operating revenues
ClubCorp recognizes revenues from the following sources:

	Twelve Weeks Ended

	March 20,	March 19,
	2001	2002

Membership fees and deposits	$9,708	$9,746
Membership dues	76,691	77,336
Golf operations revenues	32,752	32,083
Food and beverage revenues	52,925	47,164
Lodging revenues	9,507	8,426
Other revenues	18,183	15,631

Total operating revenues	$199,766	$190,386

Note 4. Income tax benefit
The income tax benefits for the twelve weeks ended March 20, 2001 and March 19, 2002 differ from amounts computed by applying the U.S. Federal tax rate of 35% to loss from operations before income tax benefit primarily due to foreign and state income taxes, net of Federal benefit, and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes.

Note 5. Weighted average shares
Loss per share is computed using the weighted average number of shares outstanding of 94,090,697 and 93,742,901 for basic loss per share calculations for the twelve weeks ended March 20, 2001 and March 19, 2002, respectively. The potential common stock equivalents for the assumed conversion of options and warrants to purchase common stock of 1,070,195 shares for the twelve weeks ended March 20, 2001 and 773,889 shares for the twelve weeks ended March 19, 2002 are antidilutive due to the net losses for the quarters.

Note 6. Property and equipment
Property and equipment consists of the following (dollars in thousands):

	December 25,	March 19,
	2001	2002

Land and land improvements	$711,920	$708,638
Buildings and recreational facilities	486,840	484,507
Leasehold improvements	118,483	118,551
Furniture and fixtures	138,682	139,620
Machinery and equipment	274,335	275,536
Construction in progress	84,335	88,744

	1,814,595	1,815,596
Accumulated depreciation and amortization	(458,005)	(471,741)

	$1,356,590	$1,343,855

ClubCorp, Inc.

Note 7. Comprehensive loss
The following summarizes the components of comprehensive loss (dollars in thousands):

	Twelve Weeks Ended

	March 20,	March 19,
	2001	2002

Net loss	$(16,678)	$(15,068)
Cumulative effect of change in accounting for derivative instruments and hedging activities, net of income taxes	$(2,119)	$—
Changes in fair value of derivative instruments and hedging activities, net of income taxes	(2,814)	1,609
Foreign currency translation adjustment	(3,054)	328

Total comprehensive loss	$(24,665)	$(13,131)

Note 8. Segment reporting
Our operations are organized into three principal business segments according to the type of facility or service provided: country club and golf facilities, business and sports clubs and resorts. Management uses Adjusted EBITDA to monitor our performance and facilities. Adjusted EBITDA consists of EBITDA, an industry standard calculation of earnings before interest, taxes, depreciation and amortization, gain (loss) on disposals and impairments of assets, adjusted for net membership deposits and fees, and a joint venture adjustment. Financial information for the segments is as follows (dollars in thousands):

	Twelve Weeks Ended

	March 20,	March 19,
	2001	2002

Operating revenues:
Country club and golf facilities	$103,034	$100,231
Business and sports clubs	56,208	51,516
Resorts	30,935	29,992

Total operating revenues for reportable segments	190,177	181,739
Other operations	5,740	4,390
Corporate services	3,849	4,257

Consolidated operating revenues	$199,766	$190,386

Adjusted EBITDA:
Country club and golf facilities	$19,753	$14,931
Business and sports clubs	5,800	3,555
Resorts	73	(174)

Total Adjusted EBITDA for reportable segments	25,626	18,312
Other operations	(1,505)	(437)
Corporate services	(9,995)	(8,358)

Consolidated Adjusted EBITDA	14,126	9,517
Depreciation and amortization	(21,829)	(21,943)
Gain (loss) on disposals and impairments of assets	(266)	2,142
Net membership deposits and fees	(678)	1,875
Joint venture adjustment	(1,480)	(1,029)

Consolidated operating loss	$(10,127)	$(9,438)

ClubCorp, Inc.

Note 9. Contingencies
We are subject to certain pending or threatened litigation and other claims. After review and consultation with legal counsel, we believe that any potential liability arising from resolution of these matters will not materially affect our consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     ClubCorp, Inc. (referred to as “ClubCorp®”, “the Company”, “we”, “us” and “our” throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns, operates and/or manages country clubs, golf clubs, public golf courses, business clubs, business/sports clubs, sports clubs, resorts, and certain related real estate through sole ownership, partial ownership (including joint venture interests) and management agreements. Our primary sources of revenue include membership dues, membership fees and deposits, food and beverage operations, golf operations and lodging. We also receive management fees with respect to facilities that we manage for third parties.

     Our predecessor corporation was organized in 1957 under the name Country Clubs, Inc. All historical references herein to us shall also include Country Clubs, Inc. and its successor corporations. For purposes of this document, unless the context indicates otherwise, these references to us also include our various subsidiaries. However, we and each of our subsidiaries are careful to maintain separate legal existence, and general references to us should not be interpreted to reduce the legal distinctions between subsidiaries or between us and our subsidiaries.

     The following discussion of our financial condition and results of operations for the twelve weeks ended March 20, 2001 and March 19, 2002 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 25, 2001, as filed with the Securities and Exchange Commission.

Results of Operations

Twelve Weeks Ended March 20, 2001 Compared to Twelve Weeks Ended March 19, 2002

Consolidated Operations

     Operating revenues decreased to $190.4 million for the twelve weeks ended March 19, 2002 from $199.8 million for the twelve weeks ended March 20, 2001. In addition to the impact of divestitures, this decrease is primarily due to decreased membership and lower usage of our properties by existing members and guests as a result of continued economic uncertainty and its effect on corporate and consumer spending. Additionally, we lowered average rates for greens fees and room nights in attempts to increase golf rounds at country club and golf facilities and maintain occupancy at resorts. We increased membership dues through price increases and the rollout of Signature Gold in the second quarter of 2001, which partially offset the decreases in our other revenue streams.

     Excluding the impact of net gain (loss) on disposals and impairment of assets, operating loss increased to $11.6 million for the twelve weeks ended March 19, 2002 from $9.9 million for the twelve weeks ended March 20, 2001. This increase is due to the decline in revenues mentioned above, partially offset by decreased expenses. We have achieved cost savings in operations due to expense controls and savings realized through centralized procurement contracts negotiated by Avendra. Operating profit margins have declined due to decreases in volume and average rates for existing sales. Selling, general and administrative expenses have decreased due to cost cutting in our corporate and other administrative functions.

     Net gains (losses) of $2.1 million and ($0.3) million were recorded on the disposal and impairment of assets for the twelve weeks ended March 19, 2002 and March 20, 2001, respectively. We disposed of five properties in the current quarter and have divested a total of 16 facilities since the end of first quarter 2001.

     Loss from operations before income taxes decreased to $21.7 million for the twelve weeks ended March 19, 2002 from $25.3 million for the twelve weeks ended March 20, 2001. This change is primarily attributable to the gains on divestitures mentioned above and a decrease in interest expense due to a decline in variable interest rates and lower average balances outstanding in the current quarter.

     We use Adjusted EBITDA to monitor our property-level and overall performance. Adjusted EBITDA consists of EBITDA, an industry standard calculation of earnings before interest, taxes, depreciation and amortization, adjusted for net membership deposits and fees, a joint venture adjustment and excludes gain (loss) on disposals and impairment of assets. Consolidated Adjusted EBITDA decreased to $9.5 million for the twelve weeks ended March 19, 2002 from $14.1 million for the twelve weeks ended March 20, 2001. This decrease is primarily due to the increase in operating loss mentioned above as well as declines in net membership deposits and fees and cash distributions received from nonconsolidated entities accounted for under the equity method.

Segment and Other Information

Country Club and Golf Facilities

     The following table presents certain summary financial data and other data for our country club and golf facilities segment for the twelve week periods ended March 20, 2001 and March 19, 2002 (dollars in thousands):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities(1)

	2001	2002	2001	2002

Number of facilities	104	104	124	113
Operating revenues	$93,103	$94,861	$103,034	$100,231
Operating costs and expenses	75,653	77,886	86,300	84,662
Depreciation and amortization	11,387	10,710	12,428	11,231
Gain (loss) on disposals and impairment of assets	327	(379)	1,426	2,553

Segment operating income	$6,390	$5,886	$5,732	$6,891

Adjusted EBITDA	$20,208	$16,426	$19,753	$14,931

(1)	Total Country Club and Golf Facilities’ operations include divested facilities through the date of disposal. Total number of facilities does not include these divested properties.

     Operating revenues increased $1.8 million for same store country club and golf facilities for the twelve weeks ended March 19, 2002 from the twelve weeks ended March 20, 2001. This increase is primarily due to increased membership dues, while food and beverage sales were down slightly and golf operations revenue was flat due to the effects of continued economic uncertainty. We increased membership dues through price increases and the rollout of Signature Gold in the second quarter of 2001. However, overall membership is down as a result of continued net attrition for full golf memberships. Food and beverage sales, especially for private parties, have been adversely impacted by decreased member and guest spending. Same store golf rounds are up primarily due to increased member rounds at our private clubs, which typically generate lower incremental golf revenues than guest and outing rounds. Golf revenues are flat due to average rate decreases at semi-private and public golf facilities attributable to price competition in the markets in which we operate. The decrease in operating revenues at total country club and golf facilities is primarily due to divestitures of non-strategic properties.

     Segment operating income decreased $0.5 million for same store country club and golf facilities for the twelve weeks ended March 19, 2002 from the twelve weeks ended March 20, 2001. Lower profit margins were earned on golf operations due to the decline in average rates mentioned above and in food and beverage operations due to the decrease in private parties, which typically have higher margins than a la carte sales. The decrease in depreciation and amortization for total country club and golf facilities is primarily due to the impact of divestitures.

     Net gains of $1.4 million and $2.6 million were recorded on property divestitures and the disposal of certain assets for the twelve weeks ended March 20, 2001 and March 19, 2002, respectively. In the current quarter we divested five country club and golf facilities.

     Adjusted EBITDA decreased $3.8 million for same store country club and golf facilities for the twelve weeks ended March 19, 2002 from the twelve weeks ended March 20, 2001. This decrease is primarily due to declines in net membership deposits and fees and cash distributions received from nonconsolidated entities accounted for under the equity method.

Business and Sports Clubs

     The following table presents certain summary financial data and other data for our business and sports clubs segment for the twelve week periods ended March 20, 2001 and March 19, 2002 (dollars in thousands):

	Same Store Business		Total Business
	and Sports Clubs		and Sports Clubs(1)

	2001	2002	2001	2002

Number of facilities	76	76	76	76
Operating revenues	$55,941	$51,516	$56,208	$51,516
Operating costs and expenses	49,902	47,556	50,124	47,556
Depreciation and amortization	2,809	3,059	2,832	3,059
Loss on disposals and impairment of assets	—	(381)	(1)	(381)

Segment operating income	$3,230	$520	$3,251	$520

Adjusted EBITDA	$5,754	$3,555	$5,800	$3,555

(1)	Total Business and Sports Clubs’ operations include divested facilities through the date of disposal. Total number of facilities does not include these divested properties.

     Operating revenues decreased $4.4 million for same store business and sports clubs for the twelve weeks ended March 19, 2002 from the twelve weeks ended March 20, 2001. This decrease is primarily due to a decline in food and beverage sales, especially for private parties, as a result of lower membership and lower usage by existing members. Club membership and usage have been adversely impacted by decreased corporate and consumer spending due to the effects of continued economic uncertainty.

     Segment operating income decreased $2.7 million for same store business and sports clubs for the twelve weeks ended March 19, 2002 from the twelve weeks ended March 20, 2001. This decrease is primarily due to the decrease in revenues mentioned above, partially offset by a decline in operating expenses resulting from the decrease in volume. Operating profit margins have declined due to the decrease in private parties, which typically have higher margins than a la carte sales. Additionally, the business clubs have begun a new dining program aimed at increasing volume through packaged menu items that are priced below our traditional selections.

     Adjusted EBITDA decreased $2.2 million for same store business and sports clubs for the twelve weeks ended March 19, 2002 from the twelve weeks ended March 20, 2001. This decrease is primarily due to the decrease in operating income mentioned above.

Resorts

     The following table presents certain summary financial data and other operating data for our resorts segment for the twelve week periods ended March 20, 2001 and March 19, 2002 (dollars in thousands):

	Same Store Resorts		Total Resorts

	2001	2002	2001	2002

Number of facilities	3	3	4	4
Operating revenues	$30,386	$29,577	$30,935	$29,992
Operating costs and expenses	29,932	28,936	30,325	29,247
Depreciation and amortization	3,196	3,637	3,241	3,638

Segment operating loss	$(2,742)	$(2,996)	$(2,631)	$(2,893)

Adjusted EBITDA	$(83)	$(279)	$73	$(174)

Lodging data (3 resorts)(1)
Room nights available	110,150	110,150
Room nights occupied	43,061	41,504
Occupancy rate	39.1%	37.7%
Average daily revenue per occupied room(2)	$586	$576

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek.

(2)	Average daily revenue per occupied room excludes membership dues and recognition of member initiation fees.

     Operating revenues decreased $0.8 million for same store resorts for the twelve weeks ended March 19, 2002 from the twelve weeks ended March 20, 2001. This decrease is primarily due to lower group business associated with declines in corporate spending due to continued economic uncertainty. While occupancy rates at Pinehurst and The Homestead remain steady, room nights are down significantly at Barton Creek, causing decreases in their other primary revenue streams such as food and beverage sales and golf operations revenue. These decreases are partially offset by an increase in membership dues as a result of price increases and the introduction of Signature Gold in the second quarter of 2001. Average daily revenue per occupied room has decreased due to the decline in spending at Barton Creek and decreased average daily room rates at Pinehurst resulting from efforts to maintain our volume of room nights at the resort.

     Segment operating loss increased slightly for same store resorts for the twelve weeks ended March 19, 2002 from the twelve weeks ended March 20, 2001. This change is primarily due to the decrease in revenues mentioned above, partially offset by decreased operating costs and expenses due to the effective management of payroll and other expenses in response to reduced guest volume. Depreciation and amortization increased due to recently completed capital expansions.

     Adjusted EBITDA decreased slightly for same store resorts for the twelve weeks ended March 19, 2002 from the twelve weeks ended March 20, 2001. This decrease is attributable to the increased operating loss mentioned above in addition to a decrease in net membership fees.

Other Operations

     Adjusted EBITDA for realty operations increased to ($1.0) million in the twelve weeks ended March 19, 2002 from ($1.4) million in the twelve weeks ended March 20, 2001. This increase is primarily due to the divestiture of The Owners Club at Telluride, Inc., offset by decreased sales closings in our Owners Club program. Sales of Owners Club units have been adversely impacted by a sellout of the majority of our available interests at two locations as well as continued uncertainty in the nation’s economy.

     Adjusted EBITDA for international operations increased to $0.5 million in the twelve weeks ended March 19, 2002 from ($0.1) million in the twelve weeks ended March 20, 2001. This increase is primarily due to increases in net membership deposits and fees and operating income related to the opening of three developing golf facilities since first quarter 2001.

Seasonality of Demand; Fluctuations in Quarterly Results

     Our quarterly results fluctuate as a result of a number of factors. Usage of our country club and golf facilities and resorts declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. Our business facilities typically generate a greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the fourth quarter consists of 16 or 17 weeks of operations and the first, second and third quarters consist of twelve weeks. As a result of these factors, we usually generate a disproportionate share of our revenues in the second, third, and fourth quarters of each year and have lower revenues and profits in the first quarter. The timing of purchases, sales, leases of facilities, or divestitures, has also caused and may cause our results of operations to vary significantly in otherwise comparable periods. In addition, our results can be and have been affected by non-seasonal and severe weather patterns.

Liquidity and Capital Resources

     Historically, we have financed our operations and cash needs primarily through cash flows from operations, proceeds from divestitures, and long-term debt. Our primary cash needs for the remainder of 2002 and the immeditate future consist of capital to finance working capital needs, capital replacements at existing facilities, and existing capital expansion and development projects. We distinguish capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions). Most capital expenditures other than certain capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members’ expectations and to attract new members. Capital expansions are discretionary expenditures which create new amenities or enhance existing amenities at existing facilities.

     We are currently in the process of completing four development projects that we have undertaken in the last two years. As of May 3, 2002, we have funded approximately $13.6 million of the capital outlays for these projects. Approximately $13.4 million in additional expenditures will be required in the remainder of 2002 to fully complete these projects. Subsequent to March 19, 2002, we finalized mortgage financing with an external lender that provided approximately $13.8 million in funding for these projects. Upon completion of these projects, we do not expect to take on any significant discretionary capital expenditures for the remainder of 2002. Our current goal is to use the anticipated cash flows from these projects as well as those from our core operations to reduce our outstanding balance under our combined credit facility. As such, our trend of increased capital expenditures over the last three years will not continue in 2002.

     We are also currently finalizing the process of disposing of several non-strategic assets. As of May 1, 2002, we have completed the divestiture of six properties in the current year for total cash proceeds of approximately $11.6 million and the assumption of $3.8 million in long-term debt.

Factors That May Affect Future Operating Results and the Accuracy of Our Forward-Looking Statements

     Certain information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, statements concerning proposed new services, statements regarding future economic conditions or performance, statements about market risk and statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section and in our Form 10-K for the year ended December 25, 2001.

     Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. We have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities during our operating history. Although management devotes substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond our control, including weather conditions, general economic conditions, changes in demand for golf and private club services and changes in the federal tax laws. There can be no assurance that we will be able to maintain or increase membership or facility usage. Significant periods where attrition rates exceed enrollment rates, or where facilities’ usage is below historical levels would have a material adverse effect on our business, operating results, and financial condition. Other factors that may affect our operating results include, but are not limited to, the actions of our competitors, changes in labor costs, the timing and success of acquisitions and dispositions, changes in law, and future terrorist attacks on the United States similar to those that occurred on September 11, 2001.

Recently Adopted Accounting Pronouncements

     Effective December 26, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The adoption of SFAS 142 did not have a significant impact on our consolidated financial position or results of operations as we have virtually no goodwill in our consolidated financial statements. Substantially all of our purchase price related to our acquisitions is allocated to property and equipment.

     Effective December 26, 2001, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets”. SFAS 144 supersedes SFAS 121 and the reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a business segment. The implementation of SFAS 144 had no effect on our consolidated financial position or results of operations as we did not transfer any assets to held for sale and disposals were not material for the twelve weeks ended March 19, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1 – Second Amendment to the ClubCorp Employees Stock Ownership Trust

15.1 – Letter from KPMG LLP regarding unaudited interim financial statements

24.1 – Power of Attorney

(b)	Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClubCorp, Inc.

Date: May 3, 2002	By:	/s/ John D. Bailey John D. Bailey Senior Vice President and Chief Accounting Officer