Form 10-Q
period 2002-06-11
CLUBCORP INC
filed 2002-07-26
CIK 929455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 11, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No   .

The number of shares of the Registrant’s Common Stock outstanding as of July 26, 2002 was 93,740,461.

CLUBCORP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REVIEW REPORT

The Board of Directors and Stockholders
ClubCorp, Inc.:

We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of June 11, 2002, and the related consolidated statements of operations and cash flows for the twelve weeks and twenty four weeks ended June 11, 2002 and June 12, 2001. These consolidated financial statements are the responsibility of ClubCorp’s management.

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

As discussed in Note 2 to the accompanying consolidated financial statements, in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted, ClubCorp changed its method of accounting for derivative instruments and hedging activities on December 27, 2000. Also, as discussed in Note 1 to the accompanying consolidated financial statements, effective December 26, 2001, ClubCorp adopted the provisions of SFAS No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets.”

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

KPMG LLP

Dallas, Texas
July 19, 2002

ClubCorp, Inc.

Consolidated Balance Sheet
(Dollars in thousands, except share amounts)

	December 25,	June 11,
	2001	2002

		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,212	$16,979
Membership and other receivables, net	97,362	96,631
Inventories	21,666	22,474
Other assets	16,837	13,713

Total current assets	139,077	149,797
Property and equipment, net	1,356,590	1,329,921
Other assets	115,362	135,900

Total assets	$1,611,029	$1,615,618

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$80,018	$73,000
Long-term debt — current portion	50,378	48,447
Other liabilities	103,741	118,011

Total current liabilities	234,137	239,458
Long-term debt	597,460	624,439
Other liabilities	168,960	156,516
Membership deposits	115,550	120,644
Redemption value of common stock held by benefit plan	62,746	49,720
Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 93,742,901 outstanding at December 25, 2001 and 93,740,461 outstanding at June 11, 2002	996	996
Additional paid-in capital	161,674	161,672
Accumulated other comprehensive loss	(7,821)	(8,021)
Retained earnings	337,585	330,503
Treasury stock, 5,851,507 shares at December 25, 2001 and 5,853,947 shares at June 11, 2002	(60,258)	(60,309)

Total stockholders’ equity	432,176	424,841

Total liabilities and stockholders’ equity	$1,611,029	$1,615,618

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	12 Weeks Ended		24 Weeks Ended

	June 12,	June 11,	June 12,	June 11,
	2001	2002	2001	2002

Operating revenues	$265,205	$252,747	$466,349	$444,244
Operating costs and expenses	200,356	195,483	370,945	358,977
Depreciation and amortization	21,855	22,528	43,684	44,471
Selling, general and administrative expenses	19,723	16,283	38,310	33,924
Loss on disposals and impairments of assets	74	10,197	340	8,055

Operating income (loss)	23,197	8,256	13,070	(1,183)
Interest and investment income	925	275	1,645	412
Interest expense	(13,872)	(14,482)	(29,871)	(27,094)

Income (loss) from operations before income taxes and minority interest	10,250	(5,951)	(15,156)	(27,865)
Income tax benefit (provision)	(4,242)	804	4,369	7,443
Minority interest	(307)	107	(190)	314

Net income (loss)	$5,701	$(5,040)	$(10,977)	$(20,108)

Basic and diluted earnings (loss) per share	$.06	$(.05)	$(.12)	$(.21)

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)

	24 Weeks Ended

	June 12,	June 11,
	2001	2002

Cash flows from operations:
Net loss	$(10,977)	$(20,108)
Adjustments to reconcile net loss to cash flows provided from operations:
Depreciation and amortization	43,684	44,471
Amortization of discount on membership deposits	4,181	4,463
Loss on disposals and impairments of assets	340	8,055
Deferred income taxes	(5,715)	(8,606)
Decrease in real estate held for sale	4,239	1,887
Decrease in membership and other receivables, net	3,484	3,189
Decrease in accounts payable and accrued liabilities	(7,101)	(7,139)
Net change in deferred membership revenues	3,760	(1,920)
Other	2,111	8,312

Cash flows provided from operations	38,006	32,604
Cash flows from investing activities:
Additions to property and equipment	(60,431)	(41,751)
Development of new facilities	(25,465)	(12,522)
Development of real estate held for sale	(2,214)	(2,901)
Proceeds from dispositions, net	20,730	14,492
Other	2,193	(196)

Cash flows used by investing activities	(65,187)	(42,878)
Cash flows from financing activities:
Borrowings of long-term debt	31,100	40,350
Repayments of long-term debt	(17,270)	(12,559)
Loan origination and amendment fees	(197)	(4,102)
Membership deposits received, net	995	405
Treasury stock transactions, net	(3,065)	(53)

Cash flows provided from financing activities	11,563	24,041

Total net cash flows	(15,618)	13,767

Cash and cash equivalents at beginning of period	24,771	3,212

Cash and cash equivalents at end of period	$9,153	$16,979

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of significant accounting policies
Consolidation
The Consolidated Financial Statements include the accounts of ClubCorp, Inc. and its subsidiaries (collectively ClubCorp). All material intercompany balances and transactions have been eliminated.

Interim presentation
The accompanying Consolidated Financial Statements have been prepared by ClubCorp and are unaudited. Certain information and note disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted from the accompanying statements. We believe the disclosures made are adequate to make the information presented not misleading. However, the consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of ClubCorp for the year ended December 25, 2001 which are a part of ClubCorp’s Form 10-K.

In our opinion, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of June 11, 2002 and the consolidated results of operations for the twelve weeks and twenty four weeks ended June 12, 2001 and June 11, 2002 and the consolidated cash flows for the twenty four weeks ended June 12, 2001 and June 11, 2002. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets.” SFAS 144 supercedes SFAS 121 and the portion of Accounting Principles Board Opinion No. 30 that deals with the disposal of a business segment. On December 26, 2001, we adopted SFAS 144 and evaluated its impact on our consolidated financial statements. On this date, we had eight properties classified as held for sale; however, under the guidelines of SFAS 144, the operations of these properties did not have to be reclassified and recorded in discontinued operations, as the properties were classified as held for sale before the date of implementation. During the twenty four weeks ended June 11, 2002, we classified an additional 19 properties as held for sale. We will continue to be involved in the daily management of 13 of these properties that were classified as held for sale after the pending sale transaction. Therefore, under the guidelines of SFAS 144, we did not reclassify or record the operations of these properties in discontinued operations and prior year amounts have not been restated. The remaining properties’ operations are also not reclassified and recorded in discontinued operations and the prior year amounts have not been restated due to the insignificant impact to the consolidated financial statements.

Effective April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” The main provisions of this statement address classification of debt extinguishments and accounting for certain lease transactions. Implementation of this statement is not expected to have a material impact on our consolidated financial statements.

Reclassifications
Certain amounts previously reported have been reclassified to conform with the current period presentation.

ClubCorp, Inc.

Impairment of long-lived assets
Long-lived assets and certain identifiable intangibles to be held and used and to be disposed of by ClubCorp are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We assess the recoverability of long-lived assets to be held and used by determining whether the recorded balance can be recovered over its remaining life through estimated future cash flows. If it is determined that impairment exists, the fair value for purposes of calculating the impairment is measured based on discounted future operating cash flows using a risk-adjusted discount rate.

Prior to December 26, 2000, management approved plans to dispose of certain facilities in various segments during 2001 and recorded an impairment loss to write down the carrying value of six of these golf facilities based on the estimated sales values. During the twenty four weeks ended June 12, 2001, we recorded additional impairment losses of $1,627,000 relating to one of these properties and also recovered $1,595,000 in prior recorded impairment losses associated with two properties. The recoveries were associated with estimated purchase price increases due to changes in market conditions.

During the twelve weeks ended June 11, 2002, we transferred six golf properties to held for sale and recorded an impairment loss of $1,865,000 to write down the carrying value of those properties. We assessed the impairment of the disposal group based on the expected sales price less estimated cost of disposal. Impaired assets identified were property and equipment including buildings and land improvements.

Note 2. Derivative instruments
Effective December 27, 2000, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. SFAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or stockholders’ equity (as a component of other comprehensive income (loss)), depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The adoption of SFAS 133 resulted in recording approximately $2,119,000, net of $1,141,000 income tax benefit, in other comprehensive income (loss) for the cumulative effect of the accounting change.

As of June 11, 2002, we had interest rate swap contracts to pay fixed rates of interest (ranging from 5.25% to 7.21%) and receive variable rates of interest based on LIBOR on an aggregate of $225.0 million notional amount of indebtedness with maturity dates ranging from June 2003 through September 2003. These hedges are highly effective, however, for the twenty four weeks ended June 11, 2002, we recorded $27,000 as a reduction of interest expense for the ineffective portion of these instruments. The aggregate fair market value of all interest rate swap contracts was ($9,419,000) on June 11, 2002 and is included in other liabilities on the Consolidated Balance Sheet.

Note 3. Operating revenues
ClubCorp recognizes revenues from the following sources:

	12 Weeks Ended		24 Weeks Ended

	June 12,	June 11,	June 12,	June 11,
	2001	2002	2001	2002

Membership fees and deposits	$8,841	$9,747	$18,550	$19,493
Membership dues	77,129	77,600	153,820	154,936
Golf operations revenues	63,109	59,618	95,861	91,701
Food and beverage revenues	68,837	66,640	121,762	113,803
Lodging revenues	17,588	16,633	27,095	25,059
Other revenues	29,701	22,509	49,261	39,252

Total operating revenues	$265,205	$252,747	$466,349	$444,244

ClubCorp, Inc.

Note 4. Income tax benefit (provision)

The income tax benefits for the twelve and twenty four weeks ended June 12, 2001 and June 11, 2002 differ from amounts computed by applying the U.S. Federal tax rate of 35% to income (loss) from operations before income tax benefit (provision) primarily due to foreign and state income taxes, net of Federal benefit, and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes.

Note 5. Weighted average shares
The following table summarizes the weighted average number of shares used to calculate basic and diluted earnings (loss) per share:

	12 Weeks Ended		24 Weeks Ended

	June 12,	June 11,	June 12,	June 11,
	2001	2002	2001	2002

Weighted average shares outstanding	94,070,736	93,742,698	94,081,500	93,742,799
Incremental shares from assumed conversions:
Options	1,048,292	—	—	—
Warrants	—	—	—	—

Diluted weighted average shares	95,119,028	93,742,698	94,081,500	93,742,799

Diluted weighted average shares for the twelve weeks ended June 12, 2001 exclude the assumed conversion of 2,429,800 options, due to their antidilutive effect. Diluted weighted average shares for the twelve weeks ended June 11, 2002 and twenty four weeks ended June 12, 2001 and June 11, 2002 exclude incremental shares from assumed conversion of 665,681, 1,033,382 and 724,697 shares, respectively, due to the net losses for the periods.

Note 6. Property and equipment
Property and equipment consists of the following (dollars in thousands):

	December 25,	June 11,
	2001	2002

Land and land improvements	$711,920	$721,192
Buildings and recreational facilities	486,840	500,538
Leasehold improvements	118,483	118,329
Furniture and fixtures	138,682	140,024
Machinery and equipment	274,335	273,194
Construction in progress	84,335	60,665

	1,814,595	1,813,942
Accumulated depreciation and amortization	(458,005)	(484,021)

	$1,356,590	$1,329,921

ClubCorp, Inc.

Note 7. Comprehensive loss
The following summarizes the components of comprehensive loss (dollars in thousands):

	12 Weeks Ended		24 Weeks Ended

	June 12,	June 11,	June 12,	June 11,
	2001	2002	2001	2002

Net income (loss)	$5,701	$(5,040)	$(10,977)	$(20,108)
Cumulative effect of change in accounting for derivative instruments and hedging activities, net of income taxes	—	—	(2,119)	—
Changes in fair value of derivative instruments and hedging activities, net of income taxes	(285)	46	(3,099)	1,655
Foreign currency translation adjustment	1,895	(2,183)	(1,159)	(1,855)

Total comprehensive income (loss)	$7,311	$(7,177)	$(17,354)	$(20,308)

Note 8. Segment reporting
Our operations are organized into three principal business segments according to the type of facility or service provided: country club and golf facilities, business and sports clubs and resorts. Prior to June, 2002, our management relied primarily on an adjusted EBITDA generated from our properties within the three reportable segments for purposes of making decisions about allocating resources and assessing segment performance. Beginning in June 2002, our management altered the definition of EBITDA to be utilized in management reporting. EBITDA is now defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and losses on disposals and impairment of assets. EBITDA for all periods presented has been adjusted to reflect this definition. Adjusted EBITDA previously included an adjustment for net membership deposits and fees and a joint venture adjustment. Financial information for the segments is as follows (dollars in thousands):

	12 Weeks Ended		24 Weeks Ended

	June 12,	June 11,	June 12,	June 11,
	2001	2002	2001	2002

Operating revenues:
Country club and golf facilities	$134,201	$129,571	$237,235	$229,802
Business and sports clubs	59,314	55,887	116,900	108,514
Resorts	55,454	56,538	86,389	86,530

Total operating revenues for reportable segments	248,969	241,996	440,524	424,846
Other operations	13,164	6,576	18,904	10,966
Corporate services	3,072	4,175	6,921	8,432

Consolidated operating revenues	$265,205	$252,747	$466,349	$444,244

EBITDA:
Country club and golf facilities	$32,464	$27,806	$49,852	$43,375
Business and sports clubs	7,764	4,439	13,846	8,398
Resorts	17,271	16,933	17,881	17,678

Total EBITDA for reportable segments	57,499	49,178	81,579	69,451
Other operations	871	(1,165)	(684)	(2,718)
Corporate services	(13,244)	(7,032)	(23,801)	(15,390)

Consolidated EBITDA	45,126	40,981	57,094	51,343
Depreciation and amortization	(21,855)	(22,528)	(43,684)	(44,471)
Loss on disposals and impairment of assets	(74)	(10,197)	(340)	(8,055)

Consolidated operating income (loss)	$23,197	$8,256	$13,070	$(1,183)

ClubCorp, Inc.

Note 9. Contingencies
We are subject to certain pending or threatened litigation and other claims. We believe that any potential liability arising from resolution of these matters will not materially affect our consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     ClubCorp, Inc. (referred to as “ClubCorp ®”, “the Company”, “we”, “us” and “our” throughout this document) is the largest owner and operator of premier golf and business clubs and destination resorts. As of June 11, 2002, we had over 217,000 memberships and operated 120 country clubs, golf clubs and public golf facilities, three destination golf resorts and 77 business, sports and business/sports clubs in 30 states and five foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst Resort and Country Club, The Homestead Resort, Barton Creek Resort and Country Club, Firestone Country Club, Mission Hills Country Club and the City Club on Bunker Hill.

     Our consolidated financial statements are presented on a 52/53 week fiscal year ending on the last Tuesday of December, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. Our operations are organized into three principal business segments: country club and golf facilities, resorts, and business and sports clubs. Other operations that are not assigned to a principal business segment include our real estate and international operations.

     The following discussion of our financial condition and results of operations for the 12 and 24 weeks ended June 12, 2001 and June 11, 2002 should be read in conjunction with the our Annual Report on Form 10-K for the year ended December 25, 2001, as filed with the Securities and Exchange Commission.

Recent Developments

     James M. Hinckley, Chief Operating Officer and member of our Board of Directors and related committees, resigned his positions with us effective July 23, 2002. His duties were transitioned immediately, which required certain temporary organizational changes until a permanent replacement is appointed.

Results of Operations

12 Weeks Ended June 12, 2001 Compared to 12 Weeks Ended June 11, 2002

Consolidated Operations

     Operating revenues decreased from $265.2 million for the 12 weeks ended June 12, 2001 to $252.7 million for the 12 weeks ended June 11, 2002. This decrease was comprised of operating revenue decreases of $4.6 million at our country club and golf facilities, $3.4 million at our business and sports clubs, and $5.5 million in our other operations and services, partially offset by an increase of $1.1 million at our resorts.

     Loss on disposals and impairment of assets was $10.2 million for the 12 weeks ended June 11, 2002. The combined divestiture of four properties and the disposal of certain other assets during the 12 weeks ended June 11, 2002 resulted in net losses on disposal of $8.3 million. Included in this amount is the sale of Daufuskie Island Club and Resort (referred to as Daufuskie), one of our former resorts that was reclassified to our country club and golf facilities segment at the outset of fiscal year 2002 due to the reduction in services offered at the property in anticipation of its divestiture. The sale of Daufuskie generated consideration of $12.8 million, including $18.0 million in buyers’ notes, which we have valued at $10.0 million. Additionally, impairment losses of $1.9 million were recorded during the 12 weeks ended June 11, 2002 to write down the carrying value of certain properties to be disposed.

     Excluding the impact of disposals and impairment of assets, operating income decreased to $18.5 million for the 12 weeks ended June 11, 2002 from $23.3 million for the 12 weeks ended June 12, 2001. This decrease was due to the decline in revenues mentioned above, partially offset by decreased operating costs and expenses of $4.9 million and selling, general and administrative expenses of $3.4 million. The decrease in operating costs and expenses was primarily attributable to expense controls and lower cost of goods sold due to the decline in revenues, in addition to cost savings realized through centralized procurement contracts negotiated by Avendra. The decrease in selling, general and administrative expenses was primarily due to cost cutting initiatives that we have undertaken in our corporate office and other offsite functions.

     Loss from operations before income taxes and minority interest decreased to a $10.3 million loss for the 12 weeks ended June 11, 2002 from $10.3 million in income for the 12 weeks ended June 12, 2001. This decrease was primarily due to the decreases in operating income and net losses on impairment and disposal of assets mentioned above.

Segment and Other Information

Country Club and Golf Facilities

     The following table presents certain summary financial and other operating data for our country club and golf facilities segment for the 12 week periods ended June 12, 2001 and June 11, 2002 (dollars in thousands):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities

	2001	2002	2001	2002

Number of facilities at end of period	103	103	121	111
Operating revenues	$121,310	$119,381	$134,201	$129,571
Operating costs and expenses	89,632	92,649	101,737	101,765
Depreciation and amortization	11,258	10,646	12,266	11,581
Gain (loss) on disposals and impairment of assets	174	(2,288)	1,490	(13,861)

Segment operating income	$20,594	$13,798	$21,688	$2,364

EBITDA	$31,678	$26,732	$32,464	$27,806

     Operating revenues decreased $1.9 million for same store country club and golf facilities for the 12 weeks ended June 11, 2002 from the 12 weeks ended June 12, 2001, primarily due to decreased golf operations revenue of $2.6 million partially offset by increased membership dues of $1.1 million. Despite increased rounds at our public and semi-private golf facilities, golf operations revenues decreased due to greens fee decreases at these facilities attributable to price competition in the markets in which we operate. We increased membership dues through price increases and the rollout of Signature Gold in the second fiscal quarter of 2001, which more than offset decreased membership levels at same store country club and golf facilities. The additional $2.7 million decrease in revenues at total country club and golf facilities was primarily due to divestitures of non-strategic properties as discussed below.

     Excluding the impact of disposals and impairment of assets, segment operating income decreased $4.3 million at same store country club and golf facilities for the 12 weeks ended June 11, 2002 from the 12 weeks ended June 12, 2001. Lower profit margins were earned in golf operations due to the decline in greens fees mentioned above. Additionally, other operating expenses increased due to a litigation accrual of $3.2 million relating to a preliminary arbitration decision at one of our country clubs.

     Loss on disposals and impairment of assets for total country club and golf facilities was $13.9 million for the 12 weeks ended June 11, 2002. This amount was comprised of net losses of $12.0 million recognized on the divestiture of two country club and golf facilities and the disposal of other assets. Included in this amount is the sale of Daufuskie, one of our former resorts that was reclassified to our country club and golf facilities segment at the outset of fiscal year 2002 due to the reduction in services offered at the property in anticipation of its divestiture. The sale of Daufuskie generated consideration of $12.8 million, including $18.0 million in buyers’ notes, which we have valued at $10.0 million. Impairment losses of $1.9 million were recorded to write down the carrying value of certain properties to be disposed.

Business and Sports Clubs

     The following table presents certain summary financial and other operating data for our business and sports clubs segment for the 12 week periods ended June 12, 2001 and June 11, 2002 (dollars in thousands):

	Same Store Business		Total Business
	and Sports Clubs		and Sports Clubs

	2001	2002	2001	2002

Number of facilities at end of period	75	75	76	75
Operating revenues	$57,902	$55,575	$59,314	$55,887
Operating costs and expenses	50,297	50,909	51,551	51,448
Depreciation and amortization	2,522	2,939	2,635	2,994
Loss on disposals and impairment of assets	—	(1,497)	—	(1,473)

Segment operating income	$5,083	$230	$5,128	$(28)

EBITDA	$7,605	$4,666	$7,764	$4,439

     Operating revenues decreased $2.3 million for same store business and sports clubs for the 12 weeks ended June 11, 2002 from the 12 weeks ended June 12, 2001. This decrease was primarily due to a $1.3 million decline in food and beverage sales, the majority of which was a result of decreased private parties attributable to lower membership and lower usage by existing members. Membership dues declined $0.8 million due to net attrition in membership since the second fiscal quarter of 2001. Club membership and usage have been adversely impacted by decreased corporate and consumer spending due to the effects of continued economic uncertainty.

     Excluding the impact of disposals and impairment of assets, segment operating income decreased $3.4 million at same store business and sports clubs for the 12 weeks ended June 11, 2002 from the 12 weeks ended June 12, 2001. This decrease was primarily due to a decrease in operating profit margins attributable to the decrease in private parties, which typically have higher margins than a la carte sales. Additionally, the business clubs began a new dining program aimed at increasing volume through packaged menu items that are priced below our traditional selections. The decrease in operating profit margin was partially offset by cost savings in operations realized through centralized procurement contracts negotiated by Avendra.

     Loss on disposals and impairment of assets for total business and sports clubs was $1.5 million for the 12 weeks ended June 11, 2002. This amount was comprised of net losses recognized on the divestiture of one business and sports club and the disposal of other assets.

Resorts

     The following table presents certain summary financial and other operating data for our resorts segment for the 12 week periods ended June 12, 2001 and June 11, 2002 (dollars in thousands):

	Same Store and
	Total Resorts		Total Resorts

	2001	2002	2001	2002

Number of facilities at end of period	3	3	4	3
Operating revenues	$55,177	$56,123	$55,454	$56,538
Operating costs and expenses	37,903	39,338	38,184	39,605
Depreciation and amortization	3,129	3,762	3,196	3,764
Loss on disposals and impairment of assets	—	(81)	—	(81)

Segment operating income	$14,145	$12,942	$14,074	$13,088

EBITDA	$17,274	$16,785	$17,271	$16,933

Lodging data: (3 resorts) (1)
Room nights available	109,284	109,284
Room nights occupied	63,638	62,149
Occupancy rate	58.2%	56.9%
Average daily revenue per occupied room (2)	$783	$807
Average daily revenue per available room (2)	$456	$459

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek.

(2)	Average daily revenue per occupied room and average daily revenue per available room is based on total operating revenues excluding membership dues and recognition of member initiation fees.

     Operating revenues increased $0.9 million for same store resorts for the 12 weeks ended June 11, 2002 from the 12 weeks ended June 12, 2001. This increase was primarily due to increased membership dues of $1.0 million and other amenities’ revenue of $0.9 million, partially offset by decreased golf operations revenue of $0.5 million. Membership dues increased as a result of price increases in monthly dues at Pinehurst. Other amenities’ revenues were up as a result of the recent opening of The Spa at Pinehurst, a 31,000 square foot spa facility. Occupancy rates were down at Barton Creek and Pinehurst as a result of lower business associated with declines in group spending due to continued economic weakness. Non-lodging revenue lines were also deeply impacted by lower occupancies, particularly at Barton Creek, where both golf and food and beverage operations declined. Despite Barton Creek’s declines, average daily revenue per occupied room increased due to strong group and social spending at The Homestead and Pinehurst, respectively.

     Segment operating income decreased $1.2 million for same store resorts for the 12 weeks ended June 11, 2002 from the 12 weeks ended June 12, 2001. This decrease was primarily due to increased depreciation and amortization of $0.6 million and operating costs and expenses of $1.4 million. Depreciation and amortization increased due to recent expansion projects completed at same store resorts. Operating costs and expenses increased due to higher marketing expenses resulting from increased sales efforts aimed at drawing and retaining customers.

Other Operations and Services

     Excluding the impact of disposals and impairment of assets, operating income or loss for our real estate operations decreased to a loss of $0.3 million in the 12 weeks ended June 11, 2002 from income of $0.2 million for the 12 weeks ended June 12, 2001. This decrease was primarily due to decreased closings of units in our Owner’s Club program and decreased sales of land held for sale. Sales of Owners Club units were lower because we have sold the majority of our available interests at two locations and due to continued weakness in the nation’s economy.

     Excluding the impact of disposals and impairment of assets, operating income or loss for our international operations decreased to a loss of $1.7 million in the 12 weeks ended June 11, 2002 from income of $0.1 million for the 12 weeks ended June 12, 2001. This decrease was primarily due to decreased tourism and guest traffic at our properties in Mexico.

24 Weeks Ended June 12, 2001 Compared to 24 Weeks Ended June 11, 2002

Consolidated Operations

     Operating revenues decreased from $466.3 million for the 24 weeks ended June 12, 2001 to $444.2 million for the 24 weeks ended June 11, 2002. This decrease was comprised of operating revenue decreases of $8.4 million at our business and sports clubs, $7.4 million at our country club and golf facilities, and $6.4 million in our other operations and services.

     Loss on disposals and impairment of assets was $8.1 million for the 24 weeks ended June 11, 2002, as compared to $0.3 million for the 24 weeks ended June 12, 2001. The combined divestiture of nine properties and the disposal of certain other assets during the 24 weeks ended June 11, 2002 resulted in losses on disposals of $6.2 million. Additionally, impairment losses of $1.9 million were recorded during the 24 weeks ended June 11, 2002 to write down the carrying value of certain properties to be disposed.

     Excluding the impact of disposals and impairment of assets, operating income decreased to $6.9 million for the 24 weeks ended June 11, 2002 from $13.4 million for the 24 weeks ended June 12, 2001. This decrease was due to the decline in revenues mentioned above, partially offset by decreased operating costs and expenses of $12.0 million and decreased selling, general and administrative expenses of $4.4 million. The decrease in operating costs and expenses was primarily attributable to expense controls and lower cost of goods sold due to the decline in revenues, in addition to cost savings realized through centralized procurement contracts negotiated by Avendra. The decrease in selling, general and administrative expenses was primarily due to cost cutting initiatives that we have undertaken in our corporate office and other offsite functions.

     Loss from operations before income taxes and minority interest increased to $27.9 million for the 24 weeks ended June 11, 2002 from $15.2 million for the 24 weeks ended June 12, 2001. This increase was primarily due to losses on disposals and impairment of assets and the decrease in operating income mentioned above, partially offset by lower interest expense of $2.8 million. The decrease in interest expense was due to a decline in variable interest rates and lower average outstanding debt balances in the current year.

Segment and Other Information — 24 Weeks

Country Club and Golf Facilities

     The following table presents certain summary financial and other operating data for our country club and golf facility segment for the 24 week periods ended June 12, 2001 and June 11, 2002 (dollars in thousands):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities

	2001	2002	2001	2002

Number of facilities at end of period	103	103	121	111
Operating revenues	$213,428	$213,316	$237,235	$229,802
Operating costs and expenses	163,772	169,606	187,383	186,427
Depreciation and amortization	22,576	21,298	24,694	22,812
Gain (loss) on disposals and impairment of assets	(153)	(2,668)	2,262	(11,308)

Segment operating income	$26,927	$19,744	$27,420	$9,255

EBITDA	$49,656	$43,710	$49,852	$43,375

     Operating revenues remained relatively stable at same store country club and golf facilities for the 24 weeks ended June 11, 2002 from the 24 weeks ended June 12, 2001, primarily due to increased membership dues of $3.3 million offset by decreased golf operations revenues of $2.6 million. We increased membership dues through price increases and the rollout of Signature Gold in the second fiscal quarter of 2001, which more than offset decreased membership levels at same store country club and golf facilities. Despite increased rounds at our facilities, golf operations revenues decreased due to greens fee decreases at semi-private and public golf facilities attributable to price competition in the markets in which we operate. The $7.4 million decrease in operating revenues at total country club and golf facilities was primarily due to divestitures of non-strategic properties.

     Excluding the impact of disposals and impairment of assets, segment operating income decreased $4.7 million at same store country club and golf facilities for the 24 weeks ended June 11, 2002 from the 24 weeks ended June 12, 2001. Lower profit margins were earned in golf operations due to the decline in greens fees mentioned above, in addition to increased golf course maintenance expenses. Other operating expenses increased due to a litigation accrual of $3.2 million relating to a preliminary arbitration decision at one of our country clubs.

     Loss on disposals and impairment of assets for total country club and golf facilities was $11.3 million for the 24 weeks ended June 11, 2002. This amount was comprised of net losses of $9.4 million recognized on the divestiture of seven country club and golf facilities and the disposal of other assets. Included in this amount is the sale of Daufuskie, one of our former resorts that was reclassified to our country club and golf facilities segment at the outset of fiscal year 2002 due to the reduction in services offered at the property in anticipation of its divestiture. The sale of Daufuskie generated consideration of $12.8 million, including $18.0 million in buyers’ notes, which we have valued at $10.0 million. Impairment losses of $1.9 million were recorded during the 24 weeks ended June 11, 2002 to write down the carrying value of certain properties to be disposed.

Business and Sports Clubs

     The following table presents certain summary financial and other operating data for our business and sports club segment for the 24 week periods ended June 12, 2001 and June 11, 2002 (dollars in thousands):

	Same Store Business		Total Business
	and Sports Clubs		and Sports Clubs

	2001	2002	2001	2002

Number of facilities at end of period	75	75	76	75
Operating revenues	$115,221	$107,575	$116,900	$108,514
Operating costs and expenses	101,578	98,933	103,054	100,116
Depreciation and amortization	5,331	5,941	5,467	6,052
Loss on disposals and impairment of assets	—	(1,878)	—	(1,854)

Segment operating income	$8,312	$823	$8,379	$492

EBITDA	$13,643	$8,642	$13,846	$8,398

     Operating revenues decreased $7.6 million at same store business and sports clubs for the 24 weeks ended June 11, 2002 from the 24 weeks ended June 12, 2001. This decrease was primarily due to a $5.3 decline in food and beverage sales, the majority of which was a result of decreased private parties attributable to lower membership and lower usage by existing members. Membership dues declined $1.9 million due to net attrition in membership since the second fiscal quarter of 2001. Club membership and usage have been adversely impacted by decreased corporate and consumer spending due to the effects of continued economic uncertainty.

     Excluding the impact of disposals and impairment of assets, segment operating income decreased $5.6 million at same store business and sports clubs for the 24 weeks ended June 11, 2002 from the 24 weeks ended June 12, 2001. This decrease was primarily due to the decrease in revenues mentioned above, partially offset by a decline in operating expenses of $2.6 million resulting from the decrease in food and beverage sales. Operating profit margins declined due to the decrease in private parties, which typically have higher margins than a la carte sales, as well as the marketing of a new dining program aimed at increasing volume through packaged menu items that are priced below our traditional selections.

     Loss on disposals and impairment of assets for total business and sports clubs was $1.9 million for the 24 weeks ended June 11, 2002. This amount was comprised of net losses recognized on the divestiture of one business and sports club and the disposal of other assets.

Resorts

     The following table presents certain summary financial and other operating data for our resort segment for the 24 week period ended June 12, 2001 and June 11, 2002 (dollars in thousands):

	Same Store and
	Total Resorts		Total Resorts

	2001	2002	2001	2002

Number of facilities at end of period	3	3	4	3
Operating revenues	$85,563	$85,699	$86,389	$86,530
Operating costs and expenses	67,835	68,274	68,508	68,852
Depreciation and amortization	6,325	7,399	6,438	7,402
Loss on disposals and impairment of assets	—	(81)	—	(81)

Segment operating income	$11,403	$9,945	$11,443	$10,195

EBITDA	$17,728	$17,425	$17,881	$17,678

Lodging data: (3 resorts) (1)
Room nights available	219,434	219,434
Room nights occupied	106,699	103,653
Occupancy rate	48.6%	47.2%
Average daily revenue per occupied room (2)	$703	$715
Average daily revenue per available room (2)	$342	$338

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek.

(2)	Average daily revenue per occupied room and average daily revenue per available room is based on total operating revenues excluding membership dues and recognition of member initiation fees.

     Operating revenues remained relatively stable for same store resorts for the 24 weeks ended June 11, 2002 from the 24 weeks ended June 12, 2001, primarily due to an increase in membership dues of $1.4 million and other amenities’ revenue of $1.0 million offset by decreased golf and lodging revenues of $1.0 million. Membership dues increased as a result of price increases in monthly dues at Pinehurst. Other amenities’ revenues were up as a result of the recent opening of The Spa at Pinehurst, a 31,000 square foot spa facility. Lodging revenues decreased due to lower occupancy rates at Barton Creek and Pinehurst as a result of lower business associated with declines in group and social spending due to continued economic weakness. Non-lodging revenue lines were also deeply impacted by lower occupancies, particularly at Barton Creek, where both golf and food and beverage operations declined. Despite Barton Creek’s declines, average daily revenue per occupied room increased primarily due to strong group spending at The Homestead.

     Segment operating income decreased $1.5 million for same store resorts for the 24 weeks ended June 11, 2002 from the 24 weeks ended June 12, 2001. This decrease was primarily due to increased depreciation and amortization of $1.1 million and operating costs and expenses of $0.4 million. Depreciation and amortization increased due to recent expansion projects completed at same store resorts. Operating costs and expenses increased due to higher marketing expenses resulting from increased sales efforts aimed at drawing and retaining customers.

Other Operations and Services

     Excluding the impact of disposals and impairment of assets, operating loss for our real estate operations increased to $2.3 million in the 24 weeks ended June 11, 2002 from $1.6 million for the 24 weeks ended June 12, 2001. This decrease was primarily due to decreased closings of units in our Owner’s Club program and decreased sales of land held for sale. Sales of Owners Club units were lower because we have sold the majority of our available interests at two locations and due to continued weakness in the nation’s economy.

     Excluding the impact of disposals and impairment of assets, operating income or loss for our international operations decreased to a loss of $1.9 million in the 24 weeks ended June 11, 2002 from income of $0.2 million for the 24 weeks ended June 12, 2001. This decrease was primarily due to decreased tourism and guest traffic at our properties in Mexico.

Seasonality of Demand; Fluctuations in Quarterly Results

     Our quarterly results fluctuate as a result of a number of factors. Usage of our country club and golf facilities and resorts declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. Our business facilities generate a disproportionately greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the fourth quarter consists of 16 or 17 weeks of operations and the first, second and third quarters consist of 12 weeks. As a result of these factors, we usually generate a disproportionate share of our revenues in the second, third, and fourth quarters of each year and have lower revenues and profits in the first quarter. The timing of purchases, sales, leases of facilities, or divestitures, has also caused and may cause our results of operations to vary significantly in otherwise comparable periods. In addition, our results can be and have been affected by non-seasonal and severe weather patterns.

Liquidity and Capital Resources

     Historically, we have financed our operations and cash needs primarily through cash flows from operations, borrowings under credit facilities, and to a lesser extent, proceeds from divestitures. Our primary cash needs for the remainder of 2002 consist of capital to finance working capital needs, capital replacements at existing facilities, and a limited amount of existing capital expansion and development projects. We distinguish capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities, acquisitions or developments of new facilities and investments in joint ventures (i.e., capital expansions). Most capital expenditures other than certain capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members’ expectations and to attract new members. Capital expansions are discretionary expenditures, which create new amenities or enhance existing amenities at existing facilities.

     Net cash provided by operations decreased from $38.0 million to $32.6 million for the 24 weeks ended June 12, 2001 and June 11, 2002, respectively, primarily due to decreases in operating revenues in all segments except resorts. Supplementing reduced cash flows from operations were proceeds from disposals of several non-strategic assets. As of July 24, 2002, we have completed the divestiture of nine properties in the current year for total consideration of $28.2 million, including $18.0 million in buyers’ notes that we have valued at $10.0 million, and the assumption of $3.8 million in debt.

     We are currently in the process of completing certain expansion and development projects that we have undertaken in the last two years. As of July 24, 2002, we have finalized mortgage financing with an external lender that has provided approximately $20.1 million in funding for these projects. Upon completion of these projects, we do not expect to take on any significant capital expenditures for the remainder of 2002. As such, our trend of increased capital expenditures over the last three years are not likely to continue in 2002.

     In addition to the mortgage financing referenced above, we currently have plans to take advantage of favorable market conditions in the high-yield corporate bond market by issuing $200 million in senior subordinated bonds, of which $192 million will be used to repay a portion of the indebtedness outstanding, net of related debt issuance costs, under our of our primary long-term credit facility. In addition, we plan to amend our senior credit facility to revise certain financial covenants. Subsequent to this issuance, if completed, we believe that the proceeds will provide us with increased flexibility that would not otherwise be available to us with our current capital structure. In addition, we believe that this issuance would strengthen our liquidity and provide necessary insulation against a further or sustained downturn in the economy or another catastrophic event similar to the September 11, 2001 terrorist attacks. Should this additional financing not be secured, we will be limited from a liquidity standpoint and would be at a higher risk level with regard to continued poor economic conditions or future catastrophic events. In this event, we may be required to divest assets in order to meet future cash requirements.

Certain Relationships and Related Transactions

     Robert H. Dedman, our founder and Chairman of the Board, is a guarantor of a mortgage loan in the amount of $6.0 million obtained by one of our wholly-owned subsidiaries, pursuant to the terms of a Guaranty Agreement, dated June 17, 2002. Mr. Dedman has agreed to absolutely and unconditionally guarantee the full amount of the loan in return for compensation consisting of a single payment of $270,000, plus a monthly fee of .375% of the outstanding principal of the note evidencing the loan, as well as a second lien on the property to support his guaranty. This loan was not included in our long-term debt balance at June 11, 2002 as the agreement was not finalized until after the balance sheet date. Following the offering of the senior subordinated bonds mentioned above, we expect to make arrangements to eliminate Mr. Dedman’s guarantee.

     In an agreement effective September 4, 2001, we sold the stock of a wholly owned subsidiary, The Owners Club at Telluride, Inc., which owned a majority interest in Telluride Club Mountain Village, LLC, (collectively referred to as Telluride), for nominal consideration to Telluride Holdings 2001 LLC, a limited liability company which is owned in approximate one-third interests by Jeffrey P. Mayer, our Chief Financial Officer, James M. Hinckley, our Chief Operating Officer and Director at the time, and Rudy Anderson, Senior Vice President of ClubCorp USA, Inc. The sale resulted in the transfer of ownership of Telluride, with assets of $23.7 million and liabilities of $22.2 million, and a net loss on divestiture of assets of approximately $3.8 million. The purpose of this transaction was to dispose of an underperforming property and to remove the associated non-recourse liability owed by Telluride to a third-party lender from our consolidated balance sheet. When combined with other key asset sales completed in the third quarter of fiscal year 2001, this allowed us to meet the leverage ratio required by our senior credit facility, thus allowing us to comply with applicable debt covenants for the fiscal quarter ended September 4, 2001. We continued to provide management services to Telluride under an existing management agreement until June 28, 2002, at which time we discontinued our management agreements with Telluride and recorded a bad debt expense of approximately $350,000, representing expenses incurred under the management agreement.

     Telluride was put under receivership in May of 2002. In June of 2002, Telluride’s third party lender sued Telluride, as well as certain ClubCorp entities and officers, alleging among other things, unauthorized transfer of certain bank collateral and intentional misuse of funds. We negotiated a settlement, pending court approval, among the various parties of the lawsuit. In order to induce Telluride 2001 Holdings LLC on behalf of Telluride, to enter into the settlement agreement, we agreed to indemnify Mr. Mayer, Mr. Hinckley and Mr. Anderson for liability that might arise from their participation in the settlement as principals of Telluride. We believe that the incremental exposure related to this indemnity is not significant.

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

     Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. We have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities during our operating history. Although management devotes substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond our control, including weather conditions, general economic conditions, changes in demand for golf and private club services and changes in the federal tax laws. There can be no assurance that we will be able to maintain or increase membership or facility usage. Significant periods where attrition rates exceed enrollment rates, or where facilities’ usage is below historical levels would have a material adverse effect on our business, operating results, and financial condition. Other factors that may affect our operating results include, but are not limited to, the actions of our competitors, changes in labor costs, the timing and success of acquisitions and dispositions, changes in law, and the possibility of future terrorist attacks on the United States similar to those that occurred on September 11, 2001.

Recently Issued Accounting Pronouncements

     Effective December 26, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that the cost of certain of our intangible assets will no longer be subject to amortization. SFAS 142 did not have a significant impact on our consolidated financial position or results of operations as we have virtually no goodwill in our consolidated financial statements as substantially all of our purchase price allocations on acquisitions have been recorded as property and equipment.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets.” SFAS 144 supercedes SFAS 121 and the portion of Accounting Principles Board Opinion No. 30 that deals with the disposal of a business segment. On December 26, 2001, we adopted SFAS 144 and evaluated its impact on our consolidated financial statements. On this date, we had eight properties classified as held for sale; however, under the guidelines of SFAS 144, the operations of these properties did not have to be reclassified and recorded in discontinued operations, as the properties were classified as held for sale before the date of implementation. During the 24 weeks ended June 11, 2002, we classified an additional 19 properties as held for sale. We will continue to be involved in the daily management of 13 of these properties that were classified as held for sale after the pending sale transaction. Therefore, under the guidelines of SFAS 144, we did not reclassify or record the operations of these properties in discontinued operations and prior year amounts have not been restated. The remaining properties’ operations are also not reclassified and recorded in discontinued operations and the prior year amounts have not been restated due to the insignificant impact to the consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” The main provisions of this statement address classification of debt extinguishments and accounting for certain lease transactions. Implementation of this statement is not expected to have a material impact on our consolidated financial statements.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On May 8, 2002, the shareholders of ClubCorp, Inc., held their annual meeting to elect directors. The following directors were elected:

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

ClubCorp, Inc.

Date: July 24, 2002	By:	/s/ JOHN D. BAILEY

John D. Bailey Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number		Description

15.1	—	Letter from KPMG LLP regarding unaudited interim financial statements
24.1	—	Power of Attorney