Form 10-Q
period 2002-09-03
CLUBCORP INC
filed 2002-10-17
CIK 929455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 3, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers 33-89818, 33-96568, 333-08041, 333-57107 and 333-52612

CLUBCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2778488
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)

3030 LBJ Freeway, Suite 700	Dallas, Texas 75234
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes       No       Not yet applicable  X  .

The number of shares of the Registrant’s Common Stock outstanding as of October 16, 2002 was 93,740,645.

CLUBCORP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REVIEW REPORT

The Board of Directors and Stockholders
ClubCorp, Inc.:

We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of September 3, 2002, and the related consolidated statement of operations for the twelve weeks and thirty-six weeks ended September 3, 2002 and September 4, 2001 and the consolidated statement of cash flows for the thirty-six weeks ended September 3, 2002 and September 4, 2001. These consolidated financial statements are the responsibility of ClubCorp’s management.

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

As discussed in Note 2 to the accompanying consolidated financial statements, in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted, ClubCorp changed its method of accounting for derivative instruments and hedging activities on December 27, 2000. Also, as discussed in Note 7 to the accompanying consolidated financial statements, effective December 26, 2001, ClubCorp adopted the provisions of SFAS No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets.”

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

                                                                                                                                                   KPMG LLP

Dallas, Texas
October 14, 2002

ClubCorp, Inc.

Consolidated Balance Sheet
(Dollars in thousands)

	December 25,	September 3,
	2001	2002

		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,789	$16,611
Membership and other receivables, net	96,375	97,212
Inventories	20,963	22,069
Other current assets	115,747	105,425

Total current assets	234,874	241,317
Property and equipment, net	1,263,354	1,234,394
Other assets	112,801	137,041

Total assets	$1,611,029	$1,612,752

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$78,929	$77,698
Long-term debt — current portion	50,378	48,358
Other current liabilities	112,128	131,455

Total current liabilities	241,435	257,511
Long-term debt	596,858	625,848
Other liabilities	167,971	148,443
Membership deposits	109,843	117,970
Redemption value of common stock held by benefit plan	62,746	49,720
Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 93,742,901 outstanding at December 25, 2001 and 93,740,645 outstanding at September 3, 2002	996	996
Additional paid-in capital	161,674	161,672
Accumulated other comprehensive loss	(7,821)	(8,688)
Retained earnings	337,585	319,589
Treasury stock, 5,851,507 shares at December 25, 2001 and 5,853,763 shares at September 3, 2002	(60,258)	(60,309)

Total stockholders’ equity	432,176	413,260

Total liabilities and stockholders’ equity	$1,611,029	$1,612,752

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	12 Weeks Ended		36 Weeks Ended

	September 4,	September 3,	September 4,	September 3,
	2001	2002	2001	2002

Operating revenues	$235,402	$226,630	$689,485	$658,870
Operating costs and expenses	180,864	178,303	540,353	527,997
Depreciation and amortization	22,145	20,769	64,376	64,159
Selling, general and administrative expenses	17,100	19,603	55,410	53,508
Loss on disposals and impairments of assets	31,363	2,674	31,703	8,886

Operating income (loss) from continuing operations	(16,070)	5,281	(2,357)	4,320
Interest and investment income	591	74	2,231	485
Interest expense	(13,842)	(14,471)	(43,638)	(41,560)

Loss from continuing operations before income taxes and minority interest	(29,321)	(9,116)	(43,764)	(36,755)
Income tax benefit	8,842	1,876	12,948	9,252
Minority interest	(21)	213	(212)	527

Loss from continuing operations	(20,500)	(7,027)	(31,028)	(26,976)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	406	(5,662)	(307)	(5,887)
Income tax benefit (provision)	(185)	1,775	79	1,841

Income (loss) from discontinued operations	$221	$(3,887)	$(228)	$(4,046)

Net loss	$(20,279)	$(10,914)	$(31,256)	$(31,022)

Basic and diluted loss per share on:
Loss from continuing operations	$(0.22)	$(0.08)	$(0.33)	$(0.29)
Discontinued operations	—	(0.04)	—	(0.04)

Net loss	$(0.22)	$(0.12)	$(0.33)	$(0.33)

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)

	36 Weeks Ended

	September 4,	September 3,
	2001	2002

Cash flows from operations:
Loss from continuing operations	$(31,028)	$(26,976)
Adjustments to reconcile loss from continuing operations to cash flows provided from operations:
Loss from discontinued operations	(228)	(4,046)
Depreciation and amortization from continuing operations	64,376	64,159
Depreciation and amortization from discontinued operations	2,187	1,138
Loss on disposals and impairments of assets from continuing operations	31,703	8,886
Loss on disposals and impairments of assets from discontinued operations	—	6,242
Amortization of discount on membership deposits	6,450	6,746
Deferred income taxes	(15,103)	(13,177)
Decrease in real estate held for sale	6,962	2,846
Decrease in membership and other receivables, net	5,703	1,192
Decrease in accounts payable and accrued liabilities	(483)	(2,417)
Net change in deferred income	6,458	6,047
Net change in deferred membership revenues	5,838	(1,619)
Other	(906)	4,631

Cash flows provided from operations	81,929	53,652
Cash flows from investing activities:
Additions to property and equipment	(85,827)	(62,935)
Development of new facilities	(34,534)	(12,666)
Development of real estate held for sale	(4,040)	(3,911)
Proceeds from dispositions, net	51,110	14,294
Other	3,264	(108)

Cash flows used by investing activities	(70,027)	(65,326)
Cash flows from financing activities:
Borrowings of long-term debt	—	47,680
Repayments of long-term debt	(25,720)	(17,804)
Loan origination and amendment fees	(197)	(5,342)
Membership deposits received, net	1,364	2,015
Treasury stock transactions, net	(3,650)	(53)

Cash flows provided from (used by) financing activities	(28,203)	26,496

Net cash flows from continuing operations	(14,662)	15,946
Net cash flows from discontinued operations	(1,639)	(1,124)

Total cash flows from continuing and discontinued operations	(16,301)	14,822

Cash and cash equivalents at beginning of period	24,771	1,789

Cash and cash equivalents at end of period	$8,470	$16,611

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

In our opinion, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of September 3, 2002 and the consolidated results of operations for the twelve weeks and thirty-six weeks ended September 4, 2001 and September 3, 2002 and the consolidated cash flows for the thirty-six weeks ended September 4, 2001 and September 3, 2002. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

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

Effective July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” The main provisions of this statement address the recognition of liabilities associated with an exit or disposal activity. Implementation of this statement is not expected to have a material impact on our consolidated financial statements.

Reclassifications
Certain amounts previously reported have been reclassified to conform with the current period presentation. See note 7.

Note 2. Derivative instruments
Effective December 27, 2000, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. SFAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or stockholders’ equity (as a component of other comprehensive loss), depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The adoption of SFAS 133 resulted in recording approximately $2,119,000, net of $1,141,000 income tax benefit, in other comprehensive loss for the cumulative effect of the accounting change.

ClubCorp, Inc.

As of September 3, 2002, we had interest rate swap contracts to pay fixed rates of interest (ranging from 5.25% to 7.21%) and receive variable rates of interest based on LIBOR on an aggregate of $225.0 million notional amount of indebtedness with maturity dates ranging from June 2003 through September 2003. These hedges are highly effective, however, for the thirty-six weeks ended September 3, 2002, we recorded $39,000 as a reduction of interest expense for the ineffective portion of these instruments. The aggregate fair market value of all interest rate swap contracts was ($8,846,000) on September 3, 2002 and is included in other liabilities on the Consolidated Balance Sheet.

Note 3. Operating revenues
ClubCorp recognizes revenues from the following sources (dollars in thousands):

	12 Weeks Ended		36 Weeks Ended

	September 4,	September 3,	September 4,	September 3,
	2001	2002	2001	2002

Membership fees and deposits	$9,384	$9,343	$27,933	$28,836
Membership dues	76,441	77,602	230,261	232,537
Golf operations revenues	53,670	53,732	149,531	145,432
Food and beverage revenues	58,381	57,291	180,143	171,095
Lodging revenues	15,617	13,905	42,711	38,964
Other revenues	28,827	21,419	78,091	60,672

Total operating revenues	242,320	233,292	708,670	677,536

Less:
Revenues from discontinued operations (See Note 7)	6,918	6,662	19,185	18,666

Net operating revenues	$235,402	$226,630	$689,485	$658,870

Note 4. Income tax benefit
The income tax benefits for the twelve and thirty-six weeks ended September 4, 2001 and September 3, 2002 differ from amounts computed by applying the U.S. Federal tax rate of 35% to loss from continuing operations before income tax benefit and minority interest primarily due to foreign and state income taxes, net of Federal benefit, and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes.

Note 5. Weighted average shares
The following table summarizes the weighted average number of shares used to calculate basic and diluted loss per share:

	12 Weeks Ended		36 Weeks Ended

	September 4,	September 3,	September 4,	September 3,
	2001	2002	2001	2002

Weighted average shares outstanding	93,898,092	93,740,645	94,020,364	93,742,013
Incremental shares from assumed conversions:
Options	—	—	—	—
Warrants	—	—	—	—

Diluted weighted average shares	93,898,092	93,740,645	94,020,364	93,742,013

     Diluted weighted average shares for the twelve weeks ended September 4, 2001 and September 3, 2002 and thirty-six weeks ended September 4, 2001 and September 3, 2002 exclude incremental shares from assumed conversion of 933,307, 559,349, 965,313, and 521,944 shares, respectively, due to the net losses for the periods.

ClubCorp, Inc.

Note 6. Property and equipment
Property and equipment consists of the following (dollars in thousands):

	December 25,	September 3,
	2001	2002

Land and land improvements	$639,242	$674,006
Buildings and recreational facilities	469,840	485,528
Leasehold improvements	116,697	117,142
Furniture and fixtures	135,822	138,678
Machinery and equipment	262,929	265,118
Construction in progress	83,554	38,346

	1,708,084	1,718,818
Accumulated depreciation and amortization	(444,730)	(484,424)

	$1,263,354	$1,234,394

Note 7. Disposal and Impairment of Long- Lived Assets
On December 26, 2001, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets.” SFAS 144 supercedes SFAS 121 and the portion of Accounting Principles Board Opinion No. 30 that deals with the disposal of a business segment. In conjunction with this statement, for all periods presented, all assets and liabilities related to held-for-sale entities are reclassified to Other Current Assets and Other Current Liabilities, and all income and expense items are reclassified as Discontinued Operations.

As of September 3, 2002, we had sixteen properties classified as held for sale. Four of these properties were held for sale as of December 25, 2001 and were recorded under SFAS 121. The remaining twelve properties were classified as held for sale in the current year and, therefore, were recorded under the guidance of SFAS 144. The balance sheet amounts related to these twelve properties were reclassified to Other Current Assets and Other Current Liabilities on the Consolidated Balance Sheet and were comprised of the following (dollars in thousands):

	December 25,	September 3,
	2001	2002

Cash and cash equivalents	$1,423	$299
Membership and other receivables, net	987	814
Inventories	703	662
Other current assets	53	118
Property and equipment, net	45,737	40,224
Other assets	2,561	2,279

Total assets	$51,464	$44,396

Accounts payable and accrued liabilities	$1,090	$1,125
Other current liabilities	2,448	2,659
Long-term debt	603	325
Other liabilities	989	883
Membership deposits	5,706	5,731

Total liabilities	$10,836	$10,723

ClubCorp, Inc.

The twelve properties were also reclassified to Discontinued Operations on the Consolidated Statement of Operations. Also included is one property that was divested during the twelve weeks and thirty-six weeks ended September 3, 2002. The Income (Loss) from operations of discontinued operations is comprised of the following (dollars in thousands):

	12 weeks ended		36 weeks ended

	September 4,	September 3,	September 4,	September 3,
	2001	2002	2001	2002

Operating Revenues	$6,918	$6,662	$19,185	$18,666
Operating Costs and Expenses	5,746	7,839	17,203	17,120
Depreciation and amortization	734	56	2,187	1,138
Selling, general and administrative expenses	1	25	1	45
Loss on disposals and impairments of assets	—	4,399	—	6,242

Operating income (loss)	437	(5,657)	(206)	(5,879)
Interest and investment income	—	—	4	2
Interest expense	(31)	(5)	(105)	(10)

Income (loss) before income taxes	$406	$(5,662)	$(307)	$(5,887)

Additionally, as of September 3, 2002, we had thirteen properties held for sale with a carrying amount totaling $94,000,000 that were not classified in discontinued operations or reclassified on the Consolidated Balance Sheet as we will continue to be involved in the daily management of the properties after they are sold.

We reviewed all properties held for sale for impairment. We evaluate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. We use a discounted future operating cash flow with a risk-adjusted discount rate in determining the fair value of the asset and its related impairment. For the twelve and thirty-six weeks ended September 3, 2002, we recorded impairment of $4,458,000 and $6,323,000 related to the twelve properties recorded under SFAS 144.

Note 8. Comprehensive loss
The following summarizes the components of comprehensive loss (dollars in thousands):

	12 Weeks Ended		36 Weeks Ended

	September 4,	September 3,	September 4,	September 3,
	2001	2002	2001	2002

Net loss	$(20,279)	$(10,914)	$(31,256)	$(31,022)
Cumulative effect of change in accounting for derivative instruments and hedging activities, net of income taxes	—	—	(2,119)	—
Changes in fair value of derivative instruments and hedging activities, net of income taxes	(535)	365	(3,634)	2,020
Foreign currency translation adjustment	4,455	(1,032)	3,296	(2,887)

Total comprehensive loss	$(16,359)	$(11,581)	$(33,713)	$(31,889)

Note 9. Segment reporting
Our operations are organized into three principal business segments according to the type of facility or service provided: country club and golf facilities, business and sports clubs and resorts. Prior to June, 2002, our management relied primarily on an adjusted EBITDA generated from our properties within the three reportable segments for purposes of making decisions about allocating resources and assessing segment performance. Beginning in June 2002, our management altered the definition of EBITDA to be utilized in management reporting. EBITDA is now defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and losses on disposals and impairment of assets and

ClubCorp, Inc.

includes both continued and discontinued operations (See Note 7). EBITDA for all periods presented has been adjusted to reflect this definition. Adjusted EBITDA previously included an adjustment for net membership deposits and fees and a joint venture adjustment. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurements of EBITDA may not be comparable to similarly titled measures reported by other companies. Financial information for the segments is as follows (dollars in thousands):

	12 Weeks Ended		36 Weeks Ended

	September 4,	September 3,	September 4,	September 3,
	2001	2002	2001	2002

Operating revenues: (1)
Country club and golf facilities	$122,279	$120,748	$350,161	$341,089
Business and sports clubs	50,870	49,490	165,422	156,202
Resorts	46,059	47,032	132,449	133,562

Total operating revenues for reportable segments	219,208	217,270	648,032	630,853
Other operations and services	16,194	9,360	41,453	28,017

Consolidated operating revenues	$235,402	$226,630	$689,485	$658,870

EBITDA: (2)
Country club and golf facilities	$27,719	$21,555	$77,571	$64,930
Business and sports clubs	5,184	2,291	19,031	10,689
Resorts	9,950	9,138	27,831	26,817

Total EBITDA for reportable segments	42,853	32,984	124,433	102,436
Other operations and services	(4,244)	(5,462)	(28,730)	(23,570)

Consolidated EBITDA	38,609	27,522	95,703	78,866
Depreciation and amortization	(22,879)	(20,825)	(66,563)	(65,297)
Loss on disposals and impairment of assets	(31,363)	(7,073)	(31,703)	(15,128)
Operating (income) loss from discontinued operations	(437)	5,657	206	5,879

Operating income (loss) from continuing operations	$(16,070)	$5,281	$(2,357)	$4,320

(1) Excludes revenues from discontinued operations of the following:

	12 Weeks Ended		36 Weeks Ended

	September 3,	September 4,	September 3,	September 4,
	2001	2002	2001	2002

Country club and golf facilities	$5,623	$5,608	$14,976	$15,069
Business and sports clubs	807	363	3,155	2,165
Resorts	—	—	—	—
Other	488	691	1,054	1,432

Total	$6,918	$6,662	$19,185	$18,666

(2) Includes both continued and discontinued operations. See Note 7 for details of discontinued operations balances.

ClubCorp, Inc.

Note 10. Commitments and Contingencies
We are subject to certain pending or threatened litigation and other claims. We believe that any potential liability arising from resolution of these matters will not materially affect our consolidated financial position and results of operations.

Debt covenants related to the senior secured credit facility are calculated using various ratios that measure overall leverage, debt service coverage and tangible net worth all as defined by terms of the credit facility. For the quarter ended September 3, 2002, we were in compliance with all covenant requirements. However, under our current amendment, the covenants become increasingly more restrictive in the fourth quarter of 2002. We cannot estimate at this time whether or not we will be in compliance with these covenants as of fiscal year-end 2002 or in future quarters. These restrictions will likely limit our access to funds under the credit facility and, in addition to our reduced cash flows, may cause us to decrease capital spending and restrict other disbursements going into the fourth quarter of 2002 and fiscal year 2003. We are currently pursuing various avenues to increase our liquidity as well as the likelihood of compliance with our covenants. We believe that we will be able to obtain additional financing or, a waiver or amendment from our creditors should we be in violation of such covenants. However, there can be no assurance that we will be able to obtain any of these resolutions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     ClubCorp, Inc. (referred to as “ClubCorp ®”, “the Company”, “we”, “us” and “our” throughout this document) is the largest owner and operator of premier golf and business clubs and destination golf resorts. As of September 3, 2002, we operated 119 country clubs, golf clubs and public golf facilities, three destination golf resorts and 77 business, sports and business/sports clubs in 30 states and five foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst Resort and Country Club, The Homestead Resort, Barton Creek Resort and Country Club, Firestone Country Club, Mission Hills Country Club and the City Club on Bunker Hill.

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

     The following discussion of our financial condition and results of operations for the 12 and 36 weeks ended September 4, 2001 and September 3, 2002 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 25, 2001, as filed with the Securities and Exchange Commission.

Recent Developments

     Robert H. Dedman, Sr., who was the Chairman of our board of directors and our principal stockholder, passed away on August 20, 2002 at the age of 76. Following his death, his son Robert H. Dedman, Jr., our current Chief Executive Officer, was named Chairman of the Board. Mr. Dedman’s widow, Nancy M. Dedman, was also elected to the board of directors. At the time of his death, Mr. Dedman owned 43,113,993 shares of common stock (or approximately 46.0% of our outstanding common stock) as community property with Mrs. Dedman. Pursuant to Texas law, Robert H. Dedman, Jr. and Mrs. Dedman will be qualified as executors of Mr. Dedman’s estate upon issuance of Letters Testamentary. Pending administration and distribution of Mr. Dedman’s estate, Robert H. Dedman. Jr. and Mrs. Dedman, as the executors of Mr. Dedman’s estate, may be deemed to have shared voting power with respect to the shares beneficially owned by Mr. Dedman’s estate. Mrs. Dedman has sole voting and investment power over the 21,504,516 shares of our common stock that comprise her community property interest in the shares owned by Mr. Dedman at his death. In his Last Will and Testament, Mr. Dedman gifted the remaining common stock (or approximately 22% of our common stock) to Nancy M. Dedman Trust and approximately 1% of our common stock to various other beneficiaries. Mrs. Dedman and Robert H. Dedman, Jr. will be trustees under the trust and will have shared voting power over the common stock held in the trust.

     On August 27, 2002, we named John A. Beckert to our senior management team as President and Chief Operating Officer. Mr. Beckert, who has 21 years of experience in the hospitality industry, has also joined our board of directors. From 2000 to 2002, Mr. Beckert was a partner in Seneca Advisors LLP, a consulting and private investment firm. Prior to 2000, Mr. Beckert served 19 years at Bristol Hotels and Resorts, most recently as President and Chief Operating Officer.

Critical Accounting Policies

     Operating revenues consist primarily of revenues derived from monthly membership dues and recognition of deferred membership fees and deposits, golf operations, food and beverage operations, and lodging. Membership fees and deposits represent advance initiation deposits paid by members and are generally not refundable until a fixed number of years (generally 30) after the date of acceptance as a member. The difference between the amount of the membership deposit and the present value of the obligation is deferred and recognized as revenue on a straight-line basis over the average expected life of an active membership (currently six years for golf and resort memberships and five years for business and sport club memberships). Nonrefundable initiation fees and related incremental direct selling costs of membership initiation deposits and fees (primarily commissions) are recorded in the same manner. The present value of the membership deposit obligation is recorded as a liability in our consolidated balance sheet and accretes over the nonrefundable term using the effective interest method and is included in interest expense. All other operating revenues are recognized in the period earned.

     Operating expenses consist primarily of employee compensation, food and beverage costs and general and administrative costs. All operating costs are expensed as incurred.

     We employ “same store” analysis techniques for a variety of management purposes. By our definition, facilities are evaluated yearly and considered “same store” once they have been fully operational for one year. Developing facilities and divested facilities are not classified as same store. This distinction between developing and same store facilities allows us to separately analyze the operating results of our established and new facilities. We believe this approach provides an effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our same store facilities without the distortions that would be caused by the inclusion of developing properties. Facilities divested during a period are removed from the same store classification for all periods presented. To provide a clearer picture of trends in our continuing operations, we analyze membership and lodging data on a same store basis as well, as it is not distorted by divestitures.

     Long-lived assets to be held and used and to be disposed of by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded as a component of operating income or loss in our Consolidated Statement of Operations. If it is determined that impairment exists, the fair value for purposes of calculating the impairment is measured based on discounted future operating cash flows using a risk-adjusted discount rate.

     Our valuation allowance relates to the deferred tax assets arising from our federal income tax net operating loss carryforwards and capital loss carryforwards. The valuation allowance is recorded based on our projections of future taxable income and capital gains over the periods in which the net operating losses will be carried forward. We periodically review our projections of future taxable income and capital gains and expirations of net operating loss and capital loss carryforwards to determine if an adjustment to the valuation allowance is necessary. An adjustment to the valuation allowance is recorded if it is “more likely than not” that some portion of the deferred tax assets will not be realized and changes in the valuation allowance are recorded as a component of income tax benefit or provision in our Consolidated Statement of Operations.

     EBITDA is defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and losses on disposals and impairment of assets and includes both continued and discontinued operations. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on generally accepted accounting principles, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurement of EBITDA may not be comparable to similarly titled measures reported by other companies.

Results of Operations

12 Weeks Ended September 4, 2001 Compared to 12 Weeks Ended September 3, 2002

Consolidated Operations — Continuing Operations

     Operating revenues decreased from $235.4 million for the 12 weeks ended September 4, 2001 to $226.6 million for the 12 weeks ended September 3, 2002. This decrease was comprised of operating revenue decreases of $1.5 million at our country club and golf facilities, $1.4 million at our business and sports clubs, and $6.9 million in our other operations and services, partially offset by an increase of $1.0 million at our resorts.

     Loss on disposals and impairment of assets was $2.7 million for the 12 weeks ended September 3, 2002, as compared to $31.4 million for the 12 weeks ended September 4, 2001. The retirement and disposal of assets during the 12 weeks ended September 3, 2002 resulted in net losses on disposal of $2.0 million. Additionally, we recorded impairment losses of $0.7 million during the 12 weeks ended September 3, 2002 to write down the carrying value of certain properties held for sale. Losses on disposals and impairment of assets were $29.0 million and $2.4 million, respectively, for the 12 weeks ended September 4, 2001, primarily due to disposals of significant equity investments in the prior year.

     Excluding the impact of disposals and impairment of assets, operating income decreased to $8.0 million for the 12 weeks ended September 3, 2002 from $15.3 million for the 12 weeks ended September 4, 2001. This decrease was due to the decline in revenues mentioned above and increased selling, general and administrative expenses of $2.5 million, partially offset by decreased depreciation and amortization of $1.4 million. The increase in selling, general and administrative expenses was partially due to a $1.1 million charge for severance expenses. Depreciation and amortization decreased due to divestitures, recent reductions in capital spending and asset retirements.

     Loss from operations before income taxes and minority interest decreased to $9.1 million for the 12 weeks ended September 3, 2002 from $29.3 million for the 12 weeks ended September 4, 2001. This decline was primarily due to decreased losses on disposals and impairment of assets, partially offset by lower operating income as mentioned above.

Discontinued Operations

     The operations of one divested property as well as nine country club and golf facilities, two business and sports clubs, and one international property currently held for sale are included in discontinued operations. Operating income from these properties decreased $6.1 million for the 12 weeks ended September 3, 2002 from the 12 weeks ended September 4, 2001, primarily due to impairment of assets for these properties of $4.4 million as well as negative operating results.

Segment and Other Information

Country Club and Golf Facilities

         The following table presents certain summary financial data and other operating data for our country club and golf facilities segment for the 12 weeks ended September 4, 2001 and September 3, 2002 (dollars in thousands):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities

	2001	2002	2001	2002

Number of facilities	95	95	110	101

Operating revenues	$113,599	$112,444	$122,279	$120,748

Operating costs and expenses	87,126	90,066	96,098	98,266

Depreciation and amortization	10,561	10,501	11,449	10,913

Loss on disposals and impairment of assets	(505)	(1,999)	(2,836)	(2,146)

Segment operating income from continuing operations	$15,407	$9,878	$11,896	$9,423

Segment operating income (loss) from discontinued operations	$872	$(4,360)	$921	$(4,748)

EBITDA	$27,897	$21,470	$27,719	$21,555

Continuing Operations

         Operating revenues decreased $1.2 million for same store country club and golf facilities for the 12 weeks ended September 3, 2002 from the 12 weeks ended September 4, 2001, primarily due to decreased golf operations revenue of $2.1 million partially offset by increased membership dues of $0.8 million. Golf operations revenues decreased due to a reduction in greens fees at our public and semi-private golf facilities as a result of price competition in the markets in which we operate. Additionally, golf rounds from guests and outings decreased, reflecting continued economic uncertainty. We increased membership dues through price increases, which offset decreased membership levels at same store country club and golf facilities.

         Excluding the impact of disposals and impairment of assets, operating income decreased $4.0 million at same store country club and golf facilities for the 12 weeks ended September 3, 2002 from the 12 weeks ended September 4, 2001. Lower profit margins were earned due to the decline in golf revenues mentioned above as well as increased payroll and other operating expenses. Pricing and marketing strategies identified early in the year were not executed in time to impact third quarter results. Additionally, there was not enough management focus on variable cost controls, leading to across the board negative variances in expenses compared to the prior year.

         Loss on disposals and impairment of assets for total country club and golf facilities was $2.1 million for the 12 weeks ended September 3, 2002. This amount was comprised of net losses of $1.4 million recognized on the retirement and disposal of assets and impairment losses of $0.7 million to write down the carrying value of certain properties held for sale. Loss on disposals and impairment of assets was $2.3 million and $0.5 million, respectively, for the 12 weeks ended September 4, 2001.

Discontinued Operations

         The operations of one divested property and nine country club and golf facilities currently held for sale are included in discontinued operations. Segment operating income from these properties decreased $5.7 million at total country club and golf facilities for the 12 weeks ended September 3, 2002 from the 12 weeks ended September 4, 2001, primarily due to impairment of assets of $4.1 million as well as negative operating results.

Business and Sports Clubs

         The following table presents certain summary financial data and other operating data for our business and sports clubs segment for the 12 weeks ended September 4, 2001 and September 3, 2002 (dollars in thousands):

	Same Store Business		Total Business
	and Sports Clubs		and Sports Clubs

	2001	2002	2001	2002

Number of facilities	74	74	74	74

Operating revenues	$50,870	$49,490	$50,870	$49,490

Operating costs and expenses	45,548	47,111	45,548	47,111

Depreciation and amortization	3,187	2,836	3,187	2,836

Loss on disposals and impairment of assets	—	(482)	—	(482)

Segment operating income (loss) from continuing operations	$2,135	$(939)	$2,135	$(939)

Segment operating loss from discontinued operations	$(46)	$(440)	$(209)	$(558)

EBITDA	$5,273	$2,358	$5,184	$2,291

Continuing Operations

         Operating revenues decreased $1.4 million for same store business and sports clubs for the 12 weeks ended September 3, 2002 from the 12 weeks ended September 4, 2001. This decrease was primarily due to a $0.7 million decline in food and beverage sales, the majority of which was a result of decreased private parties attributable to lower membership and lower usage by existing members. Additionally, membership dues declined $0.7 million due to net attrition in membership since the third fiscal quarter of 2001. Club membership and usage have been adversely impacted by decreased corporate and consumer spending due to the effects of continued economic uncertainty.

         Excluding the impact of disposals and impairment of assets, segment operating income decreased $2.6 million at same store business and sports clubs for the 12 weeks ended September 3, 2002 from the 12 weeks ended September 4, 2001. This decrease was primarily due to a decrease in operating profit margins resulting from the decline in revenues mentioned above, which decreased our ability to leverage fixed operating expenses. Operating profit margins also declined due to the decrease in private parties, which typically have higher margins than a la carte sales.

         Loss on disposals and impairment of assets for total business and sports clubs was $0.5 million for the 12 weeks ended September 3, 2002. This amount was comprised of net losses recognized on the retirement and disposal of assets.

Discontinued Operations

         The operations of two business and sports clubs currently held for sale are included in discontinued operations. Segment operating loss from these properties increased $0.3 million at total business and sports clubs for the 12 weeks ended September 3, 2002 from the 12 weeks ended September 4, 2001 primarily due to losses on disposals and impairment of assets of $0.4 million for the 12 weeks ended September 3, 2002.

Resorts

         The following table presents certain summary financial data and other operating data for our resorts segment for the 12 weeks ended September 4, 2001 and September 3, 2002 (dollars in thousands):

	Same Store Resorts		Total Resorts

	2001	2002	2001	2002

Number of facilities	3	3	4	3

Operating revenues	$45,707	$46,966	$46,059	$47,032

Operating costs and expenses	35,958	37,746	36,109	37,894

Depreciation and amortization	3,485	3,769	3,474	3,771

Segment operating income	$6,264	$5,451	$6,476	$5,367

EBITDA	$9,749	$9,220	$9,950	$9,138

Lodging data: (3 resorts) (1)

Room nights available	99,568	99,568

Room nights occupied	59,842	62,140

Occupancy rate	60.1%	62.4%

Average daily revenue per occupied room (2)	$674	$666

Average daily revenue per available room (2)	$405	$416

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek.

(2)	Average daily revenue per occupied room and average daily revenue per available room is based on total operating revenues excluding membership dues and recognition of member initiation fees.

Continuing Operations

         Operating revenues increased $1.3 million for same store resorts for the 12 weeks ended September 3, 2002 from the 12 weeks ended September 4, 2001. This increase was primarily due to increased other amenities’ revenue of $0.9 million and increased membership dues of $0.4 million. Other amenities’ revenues increased as a result of the March 2002 opening of The Spa at Pinehurst, a 31,000 square foot spa facility. Membership dues increased as a result of price increases in monthly dues at Pinehurst. Although room nights occupied increased from the prior year, lodging revenues were flat as a result of discounting of average daily rates.

         Segment operating income decreased $0.8 million for same store resorts for the 12 weeks ended September 3, 2002 from the 12 weeks ended September 4, 2001. This decrease was primarily due to higher expenses associated with The Spa at Pinehurst, increased golf course maintenance expenses and property taxes, as well as higher marketing expenses resulting from increased sales efforts aimed at drawing and retaining customers, partially offset by increased revenues mentioned above.

Other Operations and Services — Continuing Operations

         Excluding the impact of disposals and impairment of assets, operating income or loss for our real estate operations decreased to a loss of $0.1 million in the 12 weeks ended September 3, 2002 from income of $1.5 million for the 12 weeks ended September 4, 2001. This decrease was primarily due to decreased closings of units in our Owner’s Club program and decreased sales of land held for sale. Sales of Owners Club units were lower because of continued weakness in the nation’s economy and the fact that we have sold the majority of our available interests at two locations.

         Excluding the impact of disposals and impairment of assets, operating loss for our international operations increased to $1.4 million in the 12 weeks ended September 3, 2002 from $0.1 million for the 12 weeks ended September 4, 2001. This additional loss was primarily due to decreased tourism and guest traffic at our properties in Mexico, as well as the divestiture of non-strategic properties.

36 Weeks Ended September 4, 2001 Compared to 36 Weeks Ended September 3, 2002

Consolidated Operations — Continuing Operations

         Operating revenues decreased from $689.5 million for the 36 weeks ended September 4, 2001 to $658.9 million for the 12 weeks ended September 3, 2002. This decrease was comprised of operating revenue decreases of $9.2 million at our business and sports clubs, $9.1 million at our country club and golf facilities, and $13.4 million in our other operations and services, partially offset by an increase of $1.1 million at our resorts.

         Loss on disposals and impairment of assets was $8.9 million for the 36 weeks ended September 3, 2002, as compared to $31.7 million for the 36 weeks ended September 4, 2001. The combined divestiture of eight properties and the retirement and disposal of other assets during the 36 weeks ended September 3, 2002 resulted in net losses on disposal of $8.2 million. Additionally, we recorded impairment losses of $0.7 million during the 36 weeks ended September 3, 2002 to write down the carrying value of certain properties held for sale. Losses on disposals and impairment of assets were $29.3 million and $2.4 million, respectively, for the 36 weeks ended September 4, 2001, primarily due to disposals of significant equity investments in the prior year.

         Excluding the impact of disposals and impairment of assets, operating income decreased to $13.2 million for the 36 weeks ended September 3, 2002 from $29.3 million for the 36 weeks ended September 4, 2001. This decrease was due to the decline in revenues mentioned above, partially offset by decreased operating costs and expenses of $12.4 million and selling, general and administrative expenses of $1.9 million. The decrease in operating costs and expenses was primarily attributable to expense controls and lower cost of goods sold due to the decline in revenues, in addition to cost savings realized through centralized procurement contracts negotiated by Avendra. The decrease in selling, general and administrative expenses was primarily due to cost cutting initiatives undertaken in our corporate office and other administrative functions during 2001.

         Loss from operations before income taxes and minority interest decreased to $36.8 million for the 36 weeks ended September 3, 2002 from $43.8 million for the 36 weeks ended September 4, 2001. This decrease was primarily due to the decrease in operating income and losses on disposals and impairment of assets mentioned above, partially offset by a decrease in interest expense of $2.1 million. The decrease in interest expense was due to a decline in variable interest rates on our outstanding debt in the current year.

Discontinued Operations

         The operations of one divested property as well as nine country club and golf facilities, two business and sports clubs, and one international property currently held for sale are included in discontinued operations. Operating income from these properties decreased $5.6 million for the 36 weeks ended September 3, 2002 from the 36 weeks ended September 4, 2001, primarily due to loss on disposals and impairment of $6.2 million as well as negative operating results.

Segment and Other Information — 36 Weeks

Country Club and Golf Facilities

         The following table presents certain summary financial data and other operating data for our country club and golf facilities segment for the 36 weeks ended September 4, 2001 and September 3, 2002 (dollars in thousands):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities

	2001	2002	2001	2002

Number of facilities	95	95	110	101

Operating revenues	$319,017	$316,320	$350,161	$341,089

Operating costs and expenses	244,445	253,669	275,665	278,633

Depreciation and amortization	32,036	31,018	34,911	32,943

Loss on disposals and impairment of assets	(833)	(2,786)	(749)	(11,573)

Segment operating income from continuing operations	$41,703	$28,847	$38,836	$17,940

Segment operating income (loss) from discontinued operations	$1,327	$(3,583)	$1,225	$(4,010)

EBITDA	$77,553	$65,056	$77,571	$64,930

Continuing Operations

         Operating revenues decreased $2.7 million at same store country club and golf facilities for the 36 weeks ended September 3, 2002 from the 36 weeks ended September 4, 2001. This decrease was primarily due to lower golf operations revenues of $5.0 million, partially offset by increased membership dues of $3.2 million. Despite increased rounds at our facilities, golf operations revenues decreased due to a reduction in greens fees at semi-private and public golf facilities as a result of price competition in the markets in which we operate. We increased membership dues through price increases and the rollout of Signature Gold in the second fiscal quarter of 2001, which more than offset decreased membership levels at same store country club and golf facilities. The additional $6.4 million decrease in operating revenues at total country club and golf facilities was primarily due to divestitures of non-strategic properties.

         Excluding the impact of disposals and impairment of assets, segment operating income decreased $10.9 million at same store country club and golf facilities for the 36 weeks ended September 3, 2002 from the 36 weeks ended September 4, 2001. Lower profit margins were earned in golf operations due to the decline in revenues mentioned above, in addition to increased maintenance and other golf operations expenses. Pricing and marketing strategies identified early in the year were not executed in time to impact third quarter results. Additionally, there was not enough management focus on variable cost controls, leading to across the board negative variances in expenses compared to the prior year. Other operating expenses increased due to a litigation accrual of $3.2 million relating to an arbitration decision at one of our country clubs in 2002. Depreciation and amortization decreased due to recent reductions in capital spending and asset retirements at same store country club and golf facilities.

         Loss on disposals and impairment of assets for total country club and golf facilities was $11.6 million for the 36 weeks ended September 3, 2002. This amount was comprised of net losses of $10.9 million recognized on the divestiture of seven country club and golf facilities and the disposal of other assets. Included in this amount is the sale of Daufuskie Island Club and Resort, one of our former resorts that was reclassified to our country club and golf facilities segment at the outset of fiscal year 2002 due to the reduction in services offered at the property in anticipation of its divestiture. The sale of Daufuskie generated consideration of $12.8 million, including $18.0 million in buyers’ notes, which we have valued at $10.0 million. Impairment losses of $0.7 million and $0.8 million were recorded during the 36 weeks ended September 3, 2002 and the 36 weeks ended September 4, 2001, respectively, to write down the carrying value of certain properties held for sale.

Discontinued Operations

         The operations of one divested property and nine country club and golf facilities currently held for sale are included in discontinued operations. Segment operating income from these properties decreased $5.2 million at total country club and golf facilities for the 36 weeks ended September 3, 2002 from the 36 weeks ended September 4, 2001, primarily due to loss on disposals and impairment of $5.9 million.

Business and Sports Clubs

         The following table presents certain summary financial data and other operating data for our business and sports clubs segment for the 36 weeks ended September 4, 2001 and September 3, 2002 (dollars in thousands):

	Same Store Business		Total Business
	and Sports Clubs		and Sports Clubs

	2001	2002	2001	2002

Number of facilities	74	74	74	74

Operating revenues	$165,155	$156,202	$165,422	$156,202

Operating costs and expenses	146,180	145,159	146,255	145,159

Depreciation and amortization	8,490	8,751	8,513	8,751

Gain (loss) on disposals and impairment of assets	—	(2,374)	195	(2,374)

Segment operating income (loss) from continuing operations	$10,485	$(82)	$10,849	$(82)

Segment operating loss from discontinued operations	$(103)	$(489)	$(348)	$(924)

EBITDA	$18,916	$11,000	$19,031	$10,689

Continuing Operations

         Operating revenues decreased $9.0 million at same store business and sports clubs for the 36 weeks ended September 3, 2002 from the 36 weeks ended September 4, 2001. This decrease was primarily due to a $5.9 million decline in food and beverage sales, the majority of which was a result of decreased private parties attributable to lower membership and lower usage by existing members. Membership dues declined $2.6 million due to net attrition in membership since the third fiscal quarter of 2001. Club membership and usage have been adversely impacted by decreased corporate and consumer spending due to the effects of continued economic uncertainty.

         Excluding the impact of disposals and impairment of assets, segment operating income decreased $8.2 million at same store business and sports clubs for the 36 weeks ended September 3, 2002 from the 36 weeks ended September 4, 2001. This decrease was primarily due to a decrease in operating profit margins resulting from the decline in revenues mentioned above, which decreased our ability to leverage fixed operating expenses. Operating profit margins also declined due to the decrease in private parties, which typically have higher margins than a la carte sales.

         Loss on disposals and impairment of assets for total business and sports clubs was $2.4 million for the 36 weeks ended September 3, 2002. This amount was comprised of net losses recognized on the retirement and disposal of assets.

Discontinued Operations

         The operations of two business and sports clubs currently held for sale are included in discontinued operations. Segment operating loss from these properties increased $0.6 million at total business and sports clubs for the 36 weeks ended September 3, 2002 from the 36 weeks ended September 4, 2001, primarily due to loss on disposals and impairment of $0.4 million.

Resorts

         The following table presents certain summary financial data and other operating data for our resorts segment for the 36 weeks ended September 4, 2001 and September 3, 2002 (dollars in thousands):

	Same Store Resorts		Total Resorts

	2001	2002	2001	2002

Number of facilities	3	3	4	3

Operating revenues	$131,270	$132,666	$132,449	$133,562

Operating costs and expenses	103,793	106,027	104,618	106,745

Depreciation and amortization	9,810	11,168	9,912	11,173

Loss on disposals and impairment of assets	—	(75)	—	(75)

Segment operating income	$17,667	$15,396	$17,919	$15,569

EBITDA	$27,477	$26,639	$27,831	$26,817

Lodging data: (3 resorts) (1) Room nights available	299,150	299,150

Room nights occupied	166,541	165,793

Occupancy rate	55.7%	55.4%

Average daily revenue per occupied room (2)	$693	$696

Average daily revenue per available room (2)	$386	$386

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek.

(2)	Average daily revenue per occupied room and average daily revenue per available room is based on total operating revenues excluding membership dues and recognition of member initiation fees.

Continuing Operations

         Operating revenues increased $1.4 million for same store resorts for the 36 weeks ended September 3, 2002 from the 36 weeks ended September 4, 2001. This increase was primarily due to increased membership dues of $1.9 million and other amenities’ revenue of $1.9 million offset by decreased golf and lodging revenues of $1.1 million. Membership dues increased as a result of price increases in monthly dues at Pinehurst. Other amenities’ revenues were up as a result of the March 2002 opening of The Spa at Pinehurst, a 31,000 square foot spa facility. Lodging revenues decreased due to lower occupancy rates at Barton Creek associated with declines in group and social spending due to continued economic weakness. Non-lodging revenue lines were also deeply impacted by lower occupancies, particularly at Barton Creek, where both golf and food and beverage operations declined. Despite Barton Creek’s declines, average daily revenue per occupied room increased primarily due to strong group spending at The Homestead.

         Segment operating income decreased $2.2 million for same store resorts for the 36 weeks ended September 3, 2002 from the 36 weeks ended September 4, 2001. This decrease was primarily due to increased depreciation and amortization of $1.4 million and operating costs and expenses of $2.2 million, offset by the increase in revenue mentioned above. Depreciation and amortization increased due to recent expansion projects completed at same store resorts. Operating costs and expenses increased due to higher expenses associated with The Spa at Pinehurst, as well as higher marketing expenses resulting from increased sales efforts aimed at drawing and retaining customers.

Other Operations and Services — Continuing Operations

         Excluding the impact of disposals and impairment of assets, operating loss for our real estate operations increased to $2.4 million in the 36 weeks ended September 3, 2002 from $0.1 million for the 36 weeks ended September 4, 2001. This additional loss was primarily due to decreased closings of units in our Owner’s Club program and decreased sales of land held for sale. Sales of Owners Club units were lower because of continued weakness in the nation’s economy and the fact that we have sold the majority of our available interests at two locations.

         Excluding the impact of disposals and impairment of assets, operating income or loss for our international operations decreased to a loss of $2.8 million in the 36 weeks ended September 3, 2002 from income of $0.6 million for the 36 weeks ended September 4, 2001. This additional loss was primarily due to decreased tourism and guest traffic at our properties in Mexico, as well as the divestiture of non-strategic properties.

Seasonality of Demand; Fluctuations in Quarterly Results

         Our quarterly results fluctuate as a result of a number of factors. Usage of our country club and golf facilities and resorts declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. Our business facilities generate a disproportionately greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the fourth quarter consists of 16 or 17 weeks of operations and the first, second and third quarters consist of 12 weeks. As a result of these factors, we usually generate a disproportionate share of our revenues in the second, third, and fourth quarters of each year and have lower revenues and profits in the first quarter. The timing of purchases, sales, leases of facilities, or divestitures, has also caused and may cause our results of operations to vary significantly in otherwise comparable periods. In addition, our results can be and have been affected by non-seasonal and severe weather patterns as well as downturns in the economy.

Liquidity and Capital Resources

         Historically, we have financed our operations and capital expenditures primarily through cash flows from operations, borrowings under credit facilities, and to a lesser extent, proceeds from divestitures. Our primary cash needs for the remainder of 2002 and for fiscal year 2003 consist of capital to finance working capital needs and capital replacements at existing facilities. We distinguish capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities, acquisitions or developments of new facilities and investments in joint ventures (i.e., capital expansions). Most capital expenditures other than capital replacements are considered discretionary and could be curtailed in periods of low liquidity. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members’ expectations and to attract new members. Capital expansions are discretionary expenditures, which create new amenities or enhance existing amenities at existing facilities.

         We have recently completed the majority of the expansion and development projects that we have undertaken in the last two years. As of October 18, 2002, we have finalized mortgage financing with an external lender that has provided approximately $25 million in funding for these projects. We do not expect to take on any significant discretionary capital expenditures for the remainder of the year and anticipate capital spending to be approximately $95 million to $100 million for fiscal year 2002. Further reductions in expansion and development expenditures are expected for fiscal year 2003.

         Net cash provided by operations decreased from $81.9 million to $53.7 million for the 36 weeks ended September 4, 2001 and September 3, 2002, respectively, primarily due to decreases in operating revenues in all segments except resorts. Proceeds from disposals of several non-strategic assets helped to supplement these reduced cash flows. As of October 16, 2002, we have completed the divestiture of 10 properties in the current year for total consideration of $30.8 million, including $18.0 million in buyers’ notes that we have valued at $10.0 million, and the assumption of $3.8 million in debt.

         Our senior secured credit facility is comprised of a combined $650 million refinancing agreement consisting of a $350 million revolving credit facility and a $100 million Facility A term loan which mature in September 2004, and a $200 million Facility B term loan which matures in March 2007. The interest rate is determined using a LIBOR-based pricing matrix plus an incremental margin as defined in the agreement. Due to the fact that we are near our maximum commitment under our revolving line of credit, our ability to access funds from the senior secured credit facility will likely be limited in the near future. These limitations, in addition to our reduced cash flows, may cause us to decrease capital spending and restrict other disbursements going into the fourth quarter of 2002 and fiscal year 2003. We are currently pursuing various avenues to increase our liquidity as well as the likelihood of future compliance with our covenants.

         Debt covenants related to the senior secured credit facility are calculated using various ratios that measure overall leverage, debt service coverage and tangible net worth all as defined by terms of the credit facility. For the quarter ended September 3, 2002, we were in compliance with all covenant requirements. However, under our current amendment, the covenants become increasingly more restrictive in the fourth quarter of 2002. We cannot estimate at this time whether or not we will be in compliance with these covenants as of fiscal year-end 2002 or in future quarters. We believe that we will be able to obtain additional financing, a waiver or amendment from our creditors should we be in violation of such covenants. However, there can be no assurance that we will be able to obtain one of these resolutions.

Certain Relationships and Related Transactions

         James M. Hinckley, our former Chief Operating Officer and member of our board of directors and related committees, resigned his positions with us effective July 23, 2002. We recorded a $1.1 million charge in the 12 weeks ended September 3, 2002 related to severance for Mr. Hinckley.

Factors That May Affect Future Operating Results and the Accuracy of Our Forward-Looking Statements

         Certain information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, statements concerning proposed new services, statements regarding future economic conditions or performance, statements about market risk and statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section and our Form 10-K for the year ended December 25, 2001.

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

Recently Issued Accounting Pronouncements

         On December 26, 2001, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets.” SFAS 144 supercedes SFAS 121 and the portion of Accounting Principles Board Opinion No. 30 that deals with the disposal of a business segment. In conjunction with this statement, for all periods presented, all assets and liabilities related to held-for-sale entities are reclassified to other assets and other liabilities, and all income and expense items are reclassified as discontinued operations. As of September 3, 2002, we had twelve properties classified as held for sale that are reclassified as discontinued operations, four properties were held for sale prior to the implementation of SFAS 144 and, as such, remain in continuing operations, and 13 properties that remain in continuing operations as we will continue to be involved in the daily management of the properties after they are sold.

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

         Effective July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” The main provisions of this statement address the recognition of liabilities associated with an exit of disposal activity. Implementation of this statement is not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 25, 2001.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

         There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	—Fifth Amendment to First Amended and Restated Credit Agreement among ClubCorp, Inc. and certain lenders dated September 20, 2002

15.1	—Letter from KPMG LLP regarding unaudited interim financial statements

99.1	—Management’s certifications required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

         On September 3, 2002, ClubCorp filed a Current Report on Form 8-K, reporting, under Item 1 — Changes in Control of Registrant, and Item 5 — Other Events, the death of founder and Chairman Robert H. Dedman, Sr., and the hiring of Chief Operating Officer and President John A. Beckert, respectively.

         On September 24, 2002, ClubCorp filed a Current Report on Form 8-K, reporting, under Item 5 — Other Events and Regulation FD Disclosure, its preliminary operating results for the quarter ended September 3, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClubCorp, Inc.

Date: October 16, 2002	By:	/s/ JOHN D. BAILEY

John D. Bailey Senior Vice President & Chief Accounting Officer

CERTIFICATIONS

I, Robert H. Dedman, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ClubCorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	Our other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Our other certifying officer and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

6.	Our other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 16, 2002	By:	/s/ ROBERT H. DEDMAN, JR.

Robert H. Dedman, Jr. Chairman of the Board and Chief Executive Officer

I, Jeffrey P. Mayer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ClubCorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	Our other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Our other certifying officer and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

6.	Our other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 16, 2002	By:	/s/ JEFFREY P. MAYER

Jeffrey P. Mayer Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description

10.1	—	Fifth Amendment to First Amended and Restated Credit Agreement among ClubCorp, Inc. and certain lenders dated September 20, 2002
15.1	—	Letter from KPMG LLP regarding unaudited interim financial statements
99.1	—	Management’s certifications required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.