Form 10-K
period 2002-12-31
CLUBCORP INC
filed 2003-04-14
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers 33-89818, 33-96568, 333-08041, 333-57107 and 333-52612

CLUBCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2778488
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3030 LBJ Freeway, Suite 700	Dallas, Texas 75234
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 243-6191

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 11, 2002, based on the appraised price of the Registrant’s Common Stock at that date, was $61,910,981.

The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2003 was 93,727,772.

Part I

Item 1. Business

General

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of December 31, 2002, we had approximately 210,000 memberships and operated 111 country clubs, golf clubs and public golf facilities, three destination golf resorts and 75 business, sports and business/sports clubs in 30 states and four foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in North Carolina, The Homestead® Resort in Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles. Golf Digest, Golf Travel and other golf industry publications have consistently ranked several of our 178 golf courses and destination golf resorts among the best in the U.S.

Our operations are organized into three principal business segments: country club and golf facilities, resorts, and business and sports clubs. Other operations that are not assigned to a principal business segment include our real estate and international operations, in addition to our corporate services. Our primary sources of revenue include membership dues, membership fees and deposits, food and beverage operations, golf operations and lodging.

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

There is currently no public market for our common stock. We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, pursuant to Section 15(d) thereof, because we filed a registration statement on Form S-1, which became effective October 24, 1994 pursuant to the Securities Act of 1933, as amended (the Registration Statement). The Registration Statement registered participation interests in the ClubCorp Stock Investment Plan (the Plan) and our common stock, at $.01 par value per share (the Common Stock), to be sold to the Plan, which was amended and restated on January 1, 1999, to become the ClubCorp Employee Stock Ownership Plan (the Amended Plan).

Throughout Item 1 of this document, financial and property information reflect consolidated totals. Included in these figures are amounts attributable to properties held for sale that are classified as discontinued operations under accounting principles generally accepted in the United States of America. Details of these properties are available in Annex A—“List of Facilities.”

Operations

Background and Philosophy

We were founded in 1957 to develop Brookhaven Country Club in the north Dallas area. Since that time, we have expanded our operations to over 180 facilities. In 1967, we established our first business club on the belief that we could profitably expand our operations by applying our club management skills and member-oriented philosophy to a related line of business. In 1984, we entered the destination resort industry when we capitalized on a turn-around opportunity by acquiring Pinehurst, and currently operate three destination resorts. We commenced international operations in 1980 and currently operate 10 facilities primarily in Mexico and Australia. In directing our growth since our formation, our management has emphasized quality service and facilities, endeavoring to exceed the expectations of our members and guests.

Mr. Robert H. Dedman, Sr., our founder and former Chairman and CEO who passed away in August 2002, established ClubCorp on the belief that private clubs represented a significant business opportunity for a company that could combine professional development and management skills with the dedication to personal service necessary to attract and retain members. This commitment to professionalism and personal service is reflected in our member-oriented philosophy: create lasting value for members, guests, employees and financial partners by delivering personalized service and experiences that facilitate life-enhancing relationships, achieve world class results and create pride in belonging.

Our management and employees recognize that we are in a relationship business where member and guest satisfaction is essential to long-term growth and profitability. Underlying this philosophy are progressive human resource values and goals which we believe have resulted in superior customer service. Management believes that our member-oriented philosophy and culture set us apart from many of our competitors that focus on short-term returns that may jeopardize member satisfaction and long-term profitability. We are committed to maintaining our leadership position in the golf-related and business club segments by creating an environment where members, guests and employees are treated with respect, trust and honesty. Our policy is to not restrict membership in our facilities on the basis of race, religion, gender or other immutable characteristics.

From ClubCorp’s beginning, we have focused on assembling and maintaining an experienced management team. Our eight executive officers, including the Chairman of the Board, possess a significant amount of industry experience. We have also attempted to attract and retain qualified, dedicated managers for our clubs and resorts. These managers possess an average of nine years of experience with our facilities. Senior management believes that our success depends greatly upon the motivation, training and experience of our employees. We provide an extensive, proprietary system of in-house training and education for all of our employees that is designed to improve the quality of services provided to members and guests. See—”Employees.”

Nature of Operations

We operate country club and golf facilities, business and sports clubs and resorts through sole ownership, partial ownership and management agreements. In addition, we perform various corporate services internally and for managed properties and develop and sell real estate adjacent to our facilities. See—”Other Operations and Services.” With respect to our wholly-owned operations, in some cases we own the real property where the facility is operated and in other cases we lease the real property from third parties. See Item 2—“Properties.” Management believes that our existing club, resort and other facilities and our base of club members represent a significant value to us. For example, certain of our country clubs that were developed many years ago are now located in densely populated areas where land of sufficient size to develop a new facility would be prohibitively expensive.

The success of our business is dependent on our ability to attract new members, retain existing members and maintain or increase levels of club usage by members and guests. Although we devote significant resources to promote our facilities and services, many of the factors affecting club membership and usage are beyond our control. Local and federal government laws, including income tax regulations applicable to us and our club members and guests, can adversely influence membership activity. See—”Government Regulation and Environmental Matters.” Changes in consumer tastes and preferences, local, regional and national economic conditions, including levels of disposable income, weather and demographic trends can also have an adverse impact on club membership and usage. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results—Seasonality of Demand; Fluctuations in Quarterly Results.”

Country Club and Golf Facilities

Our domestic portfolio of 103 country club and golf facilities is comprised of 89 private and semi-private country and golf clubs with approximately 83,000 memberships as of December 31, 2002, in addition to 14 public golf facilities. Our domestic country club and golf facilities are located in 20 states, providing us with a geographically diverse revenue base. We have focused our operations in this segment on private and semi-private clubs because of our expertise in managing membership-based facilities, the relative competitive position of such clubs as compared to public courses and the stability of recurring membership dues as a primary revenue source.

Country Clubs. Our 74 private country clubs generally provide one or more golf courses and a number of the following: dining rooms, lounge areas, meeting rooms, grills, ballrooms, tennis courts, swimming pools and pro shops. Our private country clubs include Firestone, host of the 2002 Senior PGA Championship and the 2003 World Golf Championships-NEC Invitational, Mission Hills, home of the LPGA’s annual Kraft-Nabisco Championship, and Indian Wells Country Club near Palm Springs, California, one of the four golf courses which hosts the Bob Hope Chrysler Classic.

Golf Clubs. Our 15 semi-private golf clubs generally offer both private and public play, a driving range and food and beverage concessions. Our semi-private golf clubs include Nags Head Golf Links in North Carolina and Golden Bear Golf Club at Indigo Run in South Carolina.

Public Golf Facilities. Our 14 public golf facilities are daily fee courses that offer a “member for the day” experience and generally provide many of the same amenities, facilities and services as our semi-private golf clubs. The refocusing of our business strategy has resulted in the divestiture of 11 public golf facilities over the last two fiscal years with five additional properties currently held for sale. Daily fee facilities include the Bear’s Best courses, which were formed through a joint venture with Jack Nicklaus’ Golden Bear Golf, Inc. Our two Bear’s Best courses in Las Vegas and Atlanta, respectively, feature replicas of some of the most famous Nicklaus-designed golf holes.

Operating revenues for our country club and golf facilities segment consist primarily of membership revenues (comprised primarily of membership dues, and to a lesser extent, recognition of deferred membership fees and deposits), golf revenues and food and beverage sales. In 2002, our country club and golf facilities segment generated operating revenues of $512.2 million (51.7% of our total revenues) and segment operating income before gain (loss) on disposals and impairment of assets of $51.3 million. See Note 11 to our Consolidated Financial Statements included in Item 8.

Resorts

Each of our three destination resorts focus on delivering quality golf resort lifestyle experiences and the following: lodging and conference facilities, dining and lounge areas, golf, tennis, recreational facilities, European style spas and other resort amenities.

Pinehurst. Acquired in 1984, Pinehurst is the largest golf resort in the world and is a National Historic Landmark. Pinehurst includes eight championship 18-hole golf courses, including the highly acclaimed Pinehurst Course No. 2, and 490 guest rooms and suites in three separate facilities. In addition to a recently opened 31,000 square foot spa facility, Pinehurst also has a golf school, 24 tennis courts, two outdoor swimming pools, nine dining venues and approximately 55,000 square feet of conference space, which enables the resort to accommodate large group functions. Pinehurst hosted the 1999 U.S. Open and has been awarded the right to host the U.S. Open again in 2005, the shortest interval between hosting at a single facility in the last 50 years. In Golf Digest’s America’s Top 75 Golf Resorts (2002), Pinehurst was ranked fourth. Pinehurst also has a private golf club that at December 31, 2002 had 5,533 memberships.

The Homestead. Acquired in 1993, The Homestead is a National Historic Landmark. The Homestead includes 510 guest rooms and suites, three 18-hole championship golf courses, including the Cascades course, a golf school, equestrian center, gun club, six tennis courts, an indoor and an outdoor swimming pool, seven ski slopes and over 72,000 square feet of conference space, including a new 20,000 square foot grand ballroom facility. The Homestead also has a nationally recognized spa and 10 dining facilities. In Golf Digest’s America’s Top 75 Golf Resorts (2002), The Homestead was ranked eighth. At December 31, 2002, the Homestead had 165 memberships.

Barton Creek. Acquired in 1996, Barton Creek is a premier luxury resort in Austin, Texas. Barton Creek includes 295 guest rooms and suites, four championship 18-hole golf courses, including Fazio Canyons and Fazio Foothills, the number one and two rated public access courses in Texas by Golfweek magazine, 11 tennis courts, four dining facilities, more that 30,000 square feet of meeting space, including a ballroom, a 150 seat ampitheater, and a luxurious spa. In Golf Digest’s America’s Top 75 Golf Resorts (2002), Barton Creek was ranked 35th. Barton Creek also includes a private golf club that at December 31, 2002 had 2,425 memberships.

Our resorts segment also includes our sports marketing division, Pinehurst Championship Management, which manages the operations of high profile golf tournaments at Pinehurst and other locations. Operating revenues for our resorts segment consist primarily of lodging revenues, food and beverage sales, golf and merchandise revenues, other amenities and recreation revenues and membership fees. In 2002, our resort segment generated operating revenues totaling $195.8 million (19.7% of our total revenues) and segment operating income before gain (loss) on disposals and impairment of assets of $18.9 million. See Note 11 to our Consolidated Financial Statements included in Item 8.

Business and Sports Clubs

Our domestic portfolio of 73 business and sports clubs is comprised of 51 business clubs, 17 business/sports clubs and five sports clubs, with a combined total of approximately 114,000 memberships as of December 31, 2002. Each of our business clubs includes dining rooms, bar areas and private meeting rooms. In addition, most of our business clubs are equipped with state-of-the-art media and telecommunications equipment, providing a technologically-enabled work area. These technology improvements were made as part of our business club transformation project to meet the changing needs of our business club members. Our sports clubs provide an array of facilities which generally include racquetball and squash courts, jogging tracks, exercise areas, weight machines, aerobic studios, swimming pools and, occasionally, tennis and basketball courts. Business/sports clubs combine the ambiance and amenities of our business clubs with the facilities of our premier sports clubs. Our business and sports clubs include the City Club on Bunker Hill, The Athletic and Swim Club at Equitable Center in New York City, The Metropolitan Club in Chicago, the Citrus Club in Orlando and The Buckhead Club in Atlanta. Operating revenues for business and sports clubs segment consist primarily of monthly membership dues and food and beverage sales. In 2002, our business and sports clubs segment generated operating revenues of $235.4 million (23.7% of our total revenues) and segment operating income before gain (loss) on disposals and impairment of assets of $4.0 million. See Note 11 to our Consolidated Financial Statements included in Item 8.

Other Operations and Services

Real Estate Operations. We sell fractional ownership interests at selected properties through our Owners Club program and develop and sell residential real estate adjacent to our golf facilities. We implemented the Owners Club concept as a way to combine membership in our private clubs with an ownership interest in vacation homes. Members may reserve vacation time at their home club or at affiliate Owners Clubs based on availability. In addition, membership provides such amenities as golf privileges, tennis, dining, and spa facilities. Our principal Owners Club locations are The Homestead, Barton Creek, and Hilton Head in South Carolina. Given the downturn in the nation’s economy and our strategic initiative to focus on our core businesses, it is unlikely that we will significantly expand our real estate operations in the near term future.

International Operations. In addition to our domestic portfolio of 179 properties, we have 10 properties located internationally, of which eight are country club and golf facilities and two are business clubs. Recently we refined our operating strategy to concentrate our international operations in certain core locations, namely Australia and Mexico. This change in strategy has resulted in the divestiture of six international properties over the last two fiscal years with one additional property currently held for sale. Our current international operations include the Jack Nicklaus Signature Course at Vista Vallarta Club de Golf in Puerto Vallarta, Mexico, site of the 2002 World Golf Championships-EMC World Cup.

Corporate Services. We perform a number of services on a company-wide basis, including certain centralized marketing, accounting, technology support, purchasing and disbursement functions. We publish Private Clubs®, an award winning bi-monthly magazine which showcases our member and guest facilities and strategic partner relationships through feature articles and advertising.

Expansion and Development

Since the beginning of fiscal year 1999, we have invested over $400 million to complete capital expansions at many of our facilities. Many of these expansions stem from the belief that several of our properties have excess capacity that can be used to increase long-term profitability while maintaining member satisfaction. During fiscal year 2002 we completed a number of projects, including the construction of a state-of-the-art spa at Pinehurst, a new Jack Nicklaus-designed golf course at The Hills of Lakeway in Austin, Texas, and the redesign of one of the golf courses at Firestone Country Club by renowned architect Tom Fazio. In addition, we have recently expanded many of our clubhouses, athletic and dining facilities, as well as completing our business club transformation project. As a result of these recently completed investments, we intend to significantly reduce our discretionary capital expenditure levels in the near term, while focusing on capital replacement expenditures that we feel are necessary to maintain the high level of quality expected by members and guests at our facilities.

Historically we have also expanded our operations through strategic acquisitions and development projects from one country club to an extensive list of over 180 facilities that now include business clubs, resorts and athletic clubs both domestically and internationally. However, in the last two fiscal years we have re-oriented our strategic focus onto our core businesses and divested various non-strategic assets. Given the state of the nation’s economy and the uncertainty that it has caused for our business, our current focus is to complete the divestiture of our non-strategic and underperforming assets, with an increased emphasis on maintaining and improving our existing core businesses for the immediate future. As such, we do not expect to make any significant acquisitions in 2003 nor begin any new development or expansion projects. However, our executive officers continually evaluate opportunities to expand our business through select acquisitions or preferably, through joint ventures and management agreements, which allow us to expand our portfolio and potential membership and revenue base without substantial capital outlays.

Sales and Marketing

We own and operate a diverse base of country clubs, business clubs and resorts. Based on the specific attributes of each club and its local market, we attempt to position our golf and business clubs, from the premium-end to the entry level of the specific market segments in which they compete, making the club experience available to a variety of target demographics. Our resorts are positioned as “one of a kind” properties with a broad range of activities and services.

As part of our corporate services, we develop and implement national marketing and promotional programs, control trademarks and trademark licensing agreements, engage public relations firms and advertising agencies, coordinate communications with media sources and develop collateral materials. We believe that these coordinated activities provide highly effective, complementary programs to the sales efforts at our individual clubs and resorts.

Our clubs offer integrated programs beyond the physical club. We sponsor the Associate Clubs® Program, providing members of clubs owned, leased or managed by us with access to other clubs outside a certain radius of the member’s club. Signature Gold was added in 2001 as a new level of Associate membership, providing enhanced privileges at a select group of our properties. In cities where multiple Associate Clubs are located, membership in a Society is often available. Society membership provides privileges in many clubs within the same metropolitan area without any radius restrictions and also provides additional benefits such as concierge services and VIP seating at local events.

We believe there are significant opportunities to increase revenues by marketing our interrelated products and services to our existing customer base. We seek to develop and accentuate the unique aspects of our resorts, like Pinehurst, and country clubs, like Firestone, in order to attract repeat customers, encourage group guests to return individually and increase rates charged for our services and amenities.

To promote our facilities, we publish Private Clubs magazine, which reaches the majority of the members at our clubs and resorts in addition to our affiliate clubs and resorts. The magazine’s focus is on golf, travel, food, wine, recreation and other aspects of the “private club experience.” Regular features include unusual destinations and travel tips, profiles of members who are business leaders, club profiles, wine reviews, recipes from club chefs, golf and tennis tips, solutions to health and fitness concerns and humor. The readership of Private Clubs was ranked number five in median household income among 98 publications included in the 2002 Mendelsohn Affluent Head of Household Survey, conducted annually by Mendelsohn Media Research, Inc., an independent media research firm. The magazine also has an online edition available at www.privateclubs.com.

We host a number of professional golf tournaments that not only generate additional revenue but also enhance our name recognition and that of our clubs and resorts. During 2002, our facilities hosted several nationally recognized golf tournaments affiliated with, among others, the PGA Tour, the Champions Tour, the LPGA Tour, the Nationwide Tour and the PGA of America. Some of the most notable tournaments our facilities hosted during 2002 were the Senior PGA Championship at Firestone, the Bob Hope Chrysler Classic at Indian Wells, the Kraft-Nabisco Championship at Mission Hills, the 2002 World Golf Championships-EMC World Cup at the Vista Vallarta Jack Nicklaus Signature Course in Puerto Vallarta, Mexico, and the Chick-fil-A Charity Championship at Eagle’s Landing Country Club. Firestone will also host the 2003 World Golf Championships-NEC Invitational. Pinehurst has been awarded the right to host the 2005 U.S. Open, which will be held at the resort for the second time in seven years.

We believe we have established a strong rapport with numerous professional organizations including the following:

•	United States Golf Association;

•	PGA Tour and LPGA Tour;

•	Professional Golf Association of America;

•	American Junior Golf Association;

•	National Golf Course Owners Association;

•	Club Managers Association of America;

•	National Club Association;

•	International Health, Racquet & Sports Club Association;

•	National Restaurant Association; and

•	National Golf Foundation.

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

Government Regulation and Environmental Matters

We own, lease or manage 189 facilities and other properties, and we are subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the storage of petroleum substances and chemicals, the handling and disposal of wastes, and the remediation of contamination arising from spills and releases. Our operations are subject to numerous other laws and regulations, including occupational health and safety, labor and alcoholic beverage control laws and laws relating to access for disabled persons. Changes to these laws or regulations could adversely affect us. We have policies in place designed to bring or keep our facilities in compliance, and audit procedures to inspect for compliance with all current federal, state and local environmental laws.

Operations at our golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oil and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removing such hazardous substances that are released on, or in, its property and for remediation of its property. Such laws often impose liability regardless of whether a property owner or operator knew of, or was responsible for, the release of hazardous materials. In addition, the presence of such hazardous substances, or the failure to remediate the surrounding soil when such substances are released, may adversely affect the ability of a property owner to sell such real estate or to pledge such property as collateral for a loan. We are not aware of and have not been informed by the Environmental Protection Agency or any state or local governmental authority of any non-compliance or violation of any environmental laws, ordinances or regulations likely to be material to us, and we believe that we are in substantial compliance with all such laws, ordinances and regulations applicable to our facilities and operations. See Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.”

Proper monitoring of environmental compliance at our various facilities requires substantial management skill and financial resources. We do not expect that we will incur significant expense for environmental compliance or remediation at any property currently or formerly owned, leased or managed by us. However, there can be no assurance that our compliance procedures will be adequate or that we will not be required to expend substantial resources for environmental cleanup or related matters including, without limitation, accidental spills or releases, changes in land use or changes in applicable environmental laws and regulations. In addition, we have owned or operated many sites that are no longer part of our portfolio and it is possible that liability could be imposed for prior spills or releases at those sites. While we believe we are in substantial compliance with applicable laws and regulations, no assurance can be given that we will not be subject to unanticipated environmental liabilities, including, without limitation, liabilities resulting from the actions of prior or adjacent owners, or that any such liabilities will not have a material adverse effect on us.

We are also subject to the Fair Labor Standards Act and various federal and state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. The salaries of certain of our personnel are based on the federal minimum wage and adopted increases in the minimum wage have historically increased our labor costs. Historically, we have tried to pass these increased labor costs to our customers through various price increases. In addition, we are subject to certain state “dram-shop” laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We are also subject to the Americans with Disabilities Act of 1990, which, among other things, created federally mandated access and use requirements. We believe we are operating in substantial compliance with applicable laws and regulations governing our operations.

We have operations in a number of states that regulate the licensing of restaurants and resorts, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. While we believe that we are, and will continue to be, in substantial compliance with these requirements, there can be no assurance that these requirements will not change or that any such change will not adversely affect us.

Competition

We operate in a highly competitive industry and our clubs and resorts compete primarily on the basis of management expertise, reputation, featured facilities, quality and breadth of services and price. With respect to our resorts, we compete on a national and international level with numerous hotel and resort companies. Competition in this part of the industry is intense and there can be no assurance that such competition will not adversely affect revenues, costs or operating income of our resorts. Our country club and golf facilities compete on a local and regional level with other country club and golf facilities and our business and sports clubs compete on a local and regional level with high-end restaurants and other clubs. The level of competition in these lines of business varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a material adverse effect on our results from that region. Our results of operations also could be affected by a number of additional competitive factors, including the availability of, and demand for, alternative forms of recreation.

We also compete for the operation of golf courses with national and regional golf course management companies, and, less frequently, with individuals and small ventures that typically own one or more golf courses. There are many opportunities for consolidation in the highly fragmented golf course ownership industry in the U.S. and the industry has seen a high level of consolidation in recent years. Though we are not currently focusing on the acquisition of additional facilities, we have made a significant number of acquisitions in the past and we have, and in the future we may, experience increased competition in the acquisition of premier properties. In the acquisition of golf courses, companies compete primarily on the basis of price and their reputation for operating golf courses. Many of our competitors have substantially greater capital resources than we do, sometimes providing them the ability to pay substantially more for the type of facilities consistent with those in our portfolio and strategy.

Throughout the 1990’s and in 2000, there was a substantial increase in the development of public golf facilities in the U.S. Competition in this market has intensified and the increase in availability of daily fee courses has adversely affected demand in portions of the semi-private and private club market. According to the National Golf Foundation, the growth in supply of available golf courses, fueled by the daily fee market, has outpaced growth in the number of golfers in recent years. Although new course construction declined in 2001 and 2002 due to the slowdown in the nation’s economy and the acknowledgement of overbuilding in certain markets, a resurgence in development activity and additional decreases in the average number of golfers per course could adversely affect our business and results of operations. Conversely, this period of overbuilding could eventually benefit us in the long run, as companies with less financial resources and management experience may be forced to sell their properties at discounted values.

In the operation of our facilities, we compete on the basis of our reputation to deliver value through the quality of the facility and quality of services provided to our members and guests. We believe we compete favorably with respect to these factors. Our Associate Clubs® Program with tiered membership levels, allows members of a club in one market to utilize our clubs in different markets, thus enhancing the value of club membership. Because of our large number of facilities, members are provided access to a large number of facilities and are able to take advantage of our diverse mix and large number of clubs. We believe this program affords us a competitive advantage over competitors that do not maintain similar programs and over other competitors that have similar programs, but fewer facilities.

Employees

As of December 31, 2002, we employed approximately 13,000 full-time and 7,000 part-time employees in our operations. The success of our business is dependent in part on our ability to attract and retain experienced management and other employees on economic terms. We believe that our employees represent an important asset; however, we are not dependent upon any single employee, or a small group of employees, whose loss would have a material adverse effect on us. Although we believe that our labor relations are good, increased labor and benefit costs or deterioration in our labor relations could adversely affect our operating results.

Customers

We are not dependent upon a single customer, or a few customers, whose loss would have a material adverse effect on us. In addition, for the fiscal year ended December 31, 2002, there is no customer to which we had sales equal to 10% or more of our consolidated operating revenues and whose loss would have a material adverse effect on us.

Intellectual Property

We have registered various service marks, including the names CLUBCORP, CCA, CLUB RESORTS, ASSOCIATE CLUBS, and PINEHURST with the U.S. Patent and Trademark Office, and have applied with the U.S. Patent and Trademark Office for the registration of various other service marks. In addition, we have registered certain of our service marks in a number of foreign countries. We regard our service marks as valuable assets and intend to protect such service marks vigorously against infringement.

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

Item 2. Properties

We owned and/or operated 189 golf facilities, business and sports clubs and resorts as of December 31, 2002. The following table provides a profile of the composition of our portfolio of facilities from December 28, 1999 to December 31, 2002:

Additions, Divestitures and Reclassifications of Facilities (1)

	Country Clubs	Golf Clubs	Public Golf	Business	Business/Sports	Sports	Resorts	International	Total
At December 28, 1999	80	25	20	59	18	5	5	12	224
Facilities added during 2000	1	—	5	—	—	1	—	4	11
Facilities divested during 2000	(3)	(1)	(2)	(5)	(1)	—	—	(2)	(14)
Reclassifications during 2000	1	(1)	—	—	—	—	—	—	—

At December 26, 2000	79	23	23	54	17	6	5	14	221
Facilities added during 2001	1	—	1	—	—	—	—	2	4
Facilities divested during 2001	(4)	(4)	(2)	—	—	(1)	—	(5)	(16)
Reclassifications during 2001	1	(1)	—	—	—	—	—	—	—

At December 25, 2001	77	18	22	54	17	5	5	11	209
Facilities added during 2002	—	—	1	—	—	—	—	—	1
Facilities divested during 2002	(5)	(2)	(9)	(3)	—	—	(1)	(1)	(21)
Reclassifications during 2002	2	(1)	—	—	—	—	(1)	—	—

At December 31, 2002	74	15	14	51	17	5	3	10	189
Less: Discontinued Operations	(3)	(1)	(3)	(3)	—	—	—	(1)	(11)

Continuing Operations	71	14	11	48	17	5	3	9	178

(1)	Facilities added include acquisitions of owned, leased, partially owned or managed facilities, joint ventures and other investments. Facilities divested include sales of owned or partially owned facilities and other investments, and terminated leases and management agreements that are not renewed or replaced.

We continually monitor the performance, composition and characteristics of our portfolio of facilities and actively manage our portfolio through expansions, additions (acquisitions and other investments) and dispositions. We divest a facility when it no longer has strategic value or the potential to contribute to our growth, and an appropriate opportunity for divestiture is available.

Facilities divested include expired or terminated lease arrangements or management agreements that generally have shorter terms than joint venture agreements or other forms of ownership. We generally include a termination clause in our management agreements which impose a financial penalty, paid to us by the managed owner, to discourage early termination of management agreements.

Our properties are located throughout the U.S. and primarily in Australia and Mexico internationally. In the U.S., a significant portion of our properties are located in Texas, California, Florida and the Southeastern U.S. Due to our concentration of golf facilities in these markets, our operating and financial performance is subject to the regional weather patterns and changes in economic conditions in these areas. See Item 7—“Factors That May Affect Future Operating Results—Seasonality of Demand; Fluctuations in Quarterly Results.” For a complete list of our facilities, see Annex A—“List of Facilities.”

We own, lease or manage the facilities in our portfolio. The following table summarizes the number and reclassifications in the type of our facilities operated for the periods indicated:

	Wholly Owned		Partially Owned and Managed	Managed Operations	Under Construction	Total
	Owned Facilities	Leased Facilities
At December 28, 1999	105	83	14	18	4	224
Facilities added during 2000	4	3	—	—	4	11
Facilities divested during 2000	(4)	(6)	(1)	(3)	—	(14)
Reclassifications during 2000	2	1	—	—	(3)	—

At December 26, 2000	107	81	13	15	5	221
Facilities added during 2001	—	1	—	—	3	4
Facilities divested during 2001	(9)	(6)	(1)	—	—	(16)
Reclassifications during 2001	1	—	3	—	(4)	—

At December 25, 2001	99	76	15	15	4	209
Facilities added during 2002	—	1	—	—	—	1
Facilities divested during 2002	(16)	(2)	—	(3)	—	(21)
Reclassifications during 2002	2	—	2	—	(4)	—

At December 31, 2002	85	75	17	12	0	189
Less: Discontinued Operations	(4)	(6)	(1)	—	0	(11)

Continuing Operations	81	69	16	12	0	178

At December 31, 2002, our portfolio included 189 facilities, of which we owned 85 facilities, leased 75 facilities, partially owned and managed 17 facilities, and managed 12 facilities. Our various ownership interests in, and other relationships with, the facilities in our portfolio reflect a number of strategic and management considerations. We own the majority of our country club and golf facilities while we lease substantially all of the real property where our business and sports clubs operate. This distinction reflects the fact that a particular piece of real property such as a golf course can be essential to the operation of a golf facility and, therefore, it is generally in our interest to own or have a long-term management or lease contract for such property. A business club facility, on the other hand, generally can be located in any one of a number of locations and moved from one location to another as long as it remains convenient to its members. Therefore, we believe it is generally not necessary for us to have a long-term interest in the properties where our business and sports clubs are located.

For our leased facilities, including our corporate offices in Dallas, Texas, we generally pay a monthly base rent, as well as charges for real estate taxes, common area maintenance and various other items. In some cases, we must also pay a percentage of gross receipts or positive net cash flow. In most instances, we have full authority over the operation of the leased facilities, except in some cases where the owner remains responsible for major structural repairs or for property insurance or real estate taxes.

Substantially all of our properties and other real and personal property and equipment are pledged as collateral for our senior secured debt facility. See Note 7 of the Notes to Consolidated Financial Statements included under Item 8. See Item 7—“Liquidity and Capital Resources—Long-Term Debt Financing.”

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal year 2002, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

There is currently no public market or publicly available quotations of value for our common stock. In connection with the Amended Plan, we have engaged an independent financial advisory firm, Houlihan Lokey Howard and Zukin Financial Advisors, Inc., to render a semi-annual opinion on the fair market value of our stock (at the end of our second quarter and year-end). This fair market value is based upon a multiple of our recurring cash flows from operations, with certain exceptions for specific assets, including certain long-term investments valued at the lower of cost or market. Under this arrangement, the stock valuation process is independent of our Board of Directors and management.

At our option, we have historically purchased stock from shareholders when offered for sale back to us. During 2002, our purchases of stock from shareholders were approximately $300,000. Our primary long-term debt agreement limits repurchases of Common Stock, excluding shares repurchased from the Amended Plan, to $7.5 million per fiscal year. The Stockholder’s Agreement with The Cypress Group L.L.C. (see Item 7—“Liquidity and Capital Resources—Equity”) limits our stock repurchases, without their prior authorization, to $2.5 million per year from the Dedman Stockholders (Nancy Dedman, Robert H. Dedman, Jr., Patricia Dedman Dietz, and the Dedman Foundation and related trusts), $5.0 million per year for certain charitable and non-profit organizations, and $2.5 million per year from all other shareholder groups. The Redemption Right of the Amended Plan is not limited by this agreement.

Our primary long-term credit agreement contains certain covenants that among other things, limit our and our subsidiaries’ ability to pay dividends. We have never paid cash dividends on our common stock and management expects to continue its policy of retaining earnings for use in our business, and accordingly, does not expect to pay cash dividends in the foreseeable future. As of March 31, 2003, there were approximately 350 holders of record of our common stock.

Item 6. Selected Financial Data

Set forth below are the selected Consolidated Statement of Operations and balance sheet data for each of the fiscal years in the five year period ended December 31, 2002 (1). The table presented below should be read in conjunction with Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7a—”Quantitative and Qualitative Disclosures about Market Risk” and Item 8—”Financial Statements and Supplementary Data” (dollars in thousands, except membership and lodging data).

	December 29, 1998(3)	December 28, 1999	December 26, 2000	December 25, 2001	December 31, 2002

Statement of Operations Data:
Operating revenues	$829,109	$989,539	$1,018,408	$953,263	$946,996
Operating costs and expenses	634,484	765,007	797,029	749,865	766,846
Depreciation and amortization	52,089	69,556	84,592	90,582	91,172
Selling, general and administrative expenses	73,975	83,201	85,372	80,673	76,971
Loss on disposals and impairment of assets	5,739	10,502	16,370	42,806	30,917

Operating income (loss) from continuing operations	$62,822	$61,273	$35,045	$(10,663)	$(18,910)

Income (loss) from continuing operations before extraordinary item	$39,755	$11,829	$(11,778)	$(96,685)	$(50,973)
Income (loss) from discontinued operations	933	(203)	(4,716)	(9,165)	(10,581)

Net Income (loss)	$40,688	$11,626	$(16,494)	$(105,850)	$(61,554)

Balance Sheet Data:
Total assets	$1,110,158	$1,546,530	$1,745,581	$1,611,029	$1,571,277
Long-term debt (including current portion)	$274,550	$512,125	$692,404	$640,250	$666,221
Membership deposits	$95,460	$96,365	$104,757	$106,741	$118,665
Stockholders’ equity	$409,036	$564,953	$544,261	$432,176	$393,955
Other Operating and Financial Information:
EBITDA (2)	$124,758	$146,414	$139,313	$124,713	$106,714
Total memberships (at end of period)
Country clubs and golf facilities	71,329	88,601	90,674	86,860	83,251
Resorts	7,773	8,529	9,933	8,901	8,123
Business and sports clubs	113,696	130,628	125,036	118,545	113,621
Other operations and services	—	3,165	7,384	5,460	4,854

Total memberships at end of period	192,798	230,923	233,027	219,766	209,849

Lodging data (4)
Room nights available	379,692	379,692	404,211	433,524	441,861
Room nights sold	214,817	224,649	247,116	225,530	228,613
Paid occupancy rate	56.6%	59.2%	61.1%	52.0%	51.7%
Average daily revenue per occupied room	$609	$761	$721	$735	$755
Average daily revenue per available room	$345	$451	$441	$382	$391

(1)	We report our financial results on a 52/53 week basis, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of either 16 weeks (1998, 1999, 2000 and 2001) or 17 weeks (2002).
(2)	We use EBITDA to monitor our property-level and overall performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and losses on disposals and impairment of assets and includes both continuing and discontinued operations. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurement of EBITDA may not be comparable to similarly titled measures reported by other companies. See Note 11 to our Consolidated Financial Statements included under Item 8 for a reconciliation of this measure to our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.
(3)	In fiscal year 1998, we recorded a loss on extinguishment of debt of approximately $1.2 million, net of income taxes. This item was classified as an extraordinary item in our Consolidated Statement of Operations.
(4)	Lodging data is for Pinehurst, The Homestead and Barton Creek.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential” or “continue,” or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in “Factors That May Affect Future Operating Results”.

The following discussion and analysis should be read in conjunction with Item 6—”Selected Financial Data,” Item 7a— “Quantitative and Qualitative Disclosures about Market Risk” as well as Item 8—”Financial Statements and Supplementary Data.”

Overview

General

We are a holding company incorporated under the laws of the State of Delaware that, through our subsidiaries, have historically operated in one distinct industry: hospitality services. Our operations are organized into three principal business segments: country club and golf facilities, resorts and business and sports clubs. Other operations that are not assigned to a principal business segment include our real estate and international operations, in addition to our corporate services. We operate our properties through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements.

Our Consolidated Financial Statements are presented on a 52/53 week fiscal year, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The financial statements included in Item 8 for the year ended December 31, 2002 are comprised of 53 weeks, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 17 weeks.

Our revenues consist primarily of revenues derived from golf operations, food and beverage operations, lodging, membership dues and recognition of deferred membership fees and deposits. All revenue sources are recognized in the period earned, which is generally at the time of sale or when the service is provided (See “Membership Fees and Deposits” below). Operating costs and expenses consist of employee compensation, food and beverage costs and general and administrative costs. All operating costs are expensed as incurred.

The following table presents our consolidated operating revenues attributable to each of our business segments for fiscal years 2000, 2001 and 2002:

	Fiscal Year Ended
	December 26, 2000	December 25, 2001	December 31, 2002
Continuing Operations:
Country Club and Golf Facilities	$462,870	$476,939	$482,966
Resorts	219,822	192,104	195,445
Business and Sports Clubs	242,767	226,361	223,793
Other Operations and Services	92,949	57,859	44,792

Subtotal—Continuing Operations	1,018,408	953,263	946,996

Discontinued Operations:
Country Club and Golf Facilities	33,140	36,895	29,261
Resorts	596	777	362
Business and Sports Clubs	15,510	15,011	11,642
Other Operations and Services	1,176	3,009	3,185

Subtotal—Discontinued Operations	50,422	55,692	44,450

Consolidated Operating Revenues	$1,068,830	$1,008,955	$991,446

Critical Accounting Policies and Estimates

Our management has discussed the development and calculation of the following critical accounting policies and estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure of them in this section:

Membership Fees and Deposits. At the majority of our private clubs, members are expected to pay an advance initiation fee or deposit upon their acceptance as a member to the club. These initiation fees and deposits vary in amount based on a variety of factors such as the supply and demand for our services in each particular market, number of golf courses or breadth of amenities available to the members, and the prestige of having the right to membership of the club. Membership deposits are generally not refundable until a fixed number of years (generally 30) after the date of acceptance as a member, and are expected to cover our cost of providing services to the member over the course of the individual’s membership. Because of the refundable nature of our deposits and the fact that few of our clubs have membership caps, we believe that revenue related to deposits should be recognized over the average expected life of an active membership. This stance is supported by our prior correspondence with the SEC on this matter in 1998. For membership deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as membership fees and deposits revenue on a straight-line basis over the average expected life of an active membership (currently six years for golf and resort memberships and five years for business and sports club memberships). The present value of the refund obligation is recorded as a membership deposit liability in our consolidated balance sheet and accretes over the nonrefundable term using the effective interest method. The accretion is included in interest expense. Membership fees are generally not refundable and are deferred and recognized over the average expected life of an active membership, as are the related incremental direct selling costs (primarily commissions) of membership initiation deposits and fees.

The calculation of the average expected life of an active membership is a critical estimate in the recognition of revenues and expenses associated with membership fees and deposits. Average expected life of an active membership is calculated separately for business and sports clubs and country clubs, golf and resort facilities combined by taking the inverse of the total number of members lost in a particular period divided by the total number of members at the end of the prior period. This base-level calculation is performed each fiscal year, and a 10-year rolling average of each year’s data is used to determine the final average expected life of an active membership. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our Consolidated Financial Statements by decreasing or increasing the average expected life of an active membership, which in turn would affect the length of time over which we recognize revenues and expenses associated with our membership fees and deposits. Because membership fees and deposits generally have minimal direct incremental costs associated with them, a change in our average expected life of an active membership would likely materially affect our operations and EBITDA, a non-GAAP measure that is utilized by both management and external parties to measure our financial performance. Although individual years’ calculations have generated results that deviate from the mean, since the adoption of this policy in fiscal year 1998, the average expected life of an active membership has not changed based on our 10-year rolling average.

For the year ended December 31, 2002, membership fees and deposits of $32.8 million for country club and golf facilities, $5.7 million for resorts, $3.3 million for business and sports clubs, and $0.9 million for other operations and services, respectively, were recognized as revenue in our Consolidated Statement of Operations.

Impairment of Long-Lived Assets. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, our long-lived assets to be held and used and to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded as a component of operating income or loss in our Consolidated Statement of Operations.

For assets held for sale, fair value is determined using information on known purchase price commitments from potential buyers, less estimated incremental direct costs to sell the property in question. Changes in purchase prices due to market conditions, a potential buyer’s due diligence process or other factors beyond our control such as the emergence of unanticipated selling costs can materially affect estimates of fair value and the amount of impairment charges recorded in a particular period.

For assets to be held and used, we review current property appraisals when available to ensure recoverability. For those properties where no ready fair market value exists, we perform a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the property exceed the carrying amount of the assets of the property in question. If the recoverability test is not met, fair value is determined by comparing the carrying value of the property to its future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management’s projections of the performance of a given property based on its past performance and expected future performance given changes in marketplace, local operations and other factors both in our control and out of our control. Actual results that differ from these estimates can generate material differences in impairment charges recorded, and ultimately, net income or loss in our Consolidated Statement of Operations and the carrying value of properties on our Consolidated Balance Sheet.

For the year ended December 31, 2002, impairment charges of $24.7 million for country club and golf facilities and $5.0 million for business and sports clubs, respectively, were recognized as a component of operating income or loss in our Consolidated Statement of Operations.

Valuation Allowance for Deferred Income Tax Assets. Our valuation allowance relates to the deferred tax assets arising from our federal income tax net operating loss carryforwards and capital loss carryforwards. The valuation allowance is evaluated based on our projections of future taxable income and capital gains over the periods in which the net operating and capital losses will be carried forward. We periodically review our projections of future taxable income and capital gains and expirations of net operating loss and capital loss carryforwards to determine if an adjustment to the valuation allowance is necessary. An adjustment to the valuation allowance is recorded if it is “more likely than not” that some portion of the deferred tax assets will not be realized. Changes in projections of future taxable income due to factors both in and out of our control could materially effect our estimate of our valuation allowance. The current valuation allowance of $161 million was not adjusted as of December 31, 2002, based on our belief that core operating performance and future taxable income will improve and both depreciation and interest expense will decrease in the short term as a result of divestitures and lower capital spending. An adjustment to our valuation allowance of $58.5 million was recorded as a component of income tax provision for fiscal year 2001, primarily driven by downturns in the economy and the relative short term nature of many of our NOL expirations (the majority of which expire from 2004 to 2006). Because we file a consolidated federal income tax return at the corporate level, adjustments to our valuation allowance only affect our other operations and services. See Note 15 to our Consolidated Financial Statements under Item 8 and “Factors That May Affect Future Operating Results—Income Taxes.”

Results of Operations

We analyze operating results and manage our business segments using the following concepts and definitions:

We employ “same store” analysis techniques for a variety of management purposes. By our definition, facilities are evaluated yearly and considered “same store” once they have been fully operational for one year. Developing facilities and divested facilities are not classified as same store. This distinction between developing and same store facilities allows us to separately analyze the operating results of our established and new facilities. We believe this approach provides an effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our same store facilities without the distortions that would be caused by the inclusion of developing properties. Facilities divested during a period are removed from the same store classification for all periods presented. We analyze membership and lodging data on a same store basis as well, as it is not distorted by divestitures and we believe it provides a clearer picture of trends in our continuing operations.

We seek to improve financial performance of existing facilities by determining an optimal business plan for each property. If efforts to improve property performance to our standards are not successful or the financial goals of the property are not being achieved, alternatives such as restructuring the ownership position are considered. Properties generally are divested when we determine they will be unable to provide a positive contribution to profitability, when they no longer represent a strategic property in our portfolio of affiliated clubs and resorts, when members no longer support the property or, in the case of leases, joint ventures and management agreements, when their contractual terms expire without being renewed or are terminated.

We also use EBITDA to monitor our property-level and overall performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and losses on disposals and impairment of assets and includes both continued and discontinued operations. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurement of EBITDA may not be comparable to similarly titled measures reported by other companies. See Note 11 to our Consolidated Financial Statements included under Item 8 for a reconciliation of this measure to our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

Year Ended December 31, 2002 Compared to Year Ended December 25, 2001

Consolidated Operations—Continuing Operations

Despite fourth quarter gains over the prior year when operations were significantly impacted by the September 11, 2001 terrorist attacks, operations declined in 2002 as a result of continued economic uncertainty. Operating revenues decreased from $953.3 million in 2001 to $947.0 million in 2002. This decrease was comprised of operating revenue decreases of $13.0 million in our other operations and services and $2.6 million at our business and sports clubs, partially offset by increases of $6.0 million at our country club and golf facilities and $3.3 million at our resorts. Included in these segment variances are divestitures of facilities that accounted for $21.8 million of the net revenue decrease mentioned above.

Loss on disposals and impairment of assets was $42.8 million in 2001 as compared to $30.9 million in 2002. In 2002, losses on the divestiture of six properties and the retirement and disposal of certain other assets resulted in net losses on disposals of $16.8 million. In 2001, losses on disposals were $26.0 million as a result of the disposal of equity investments in ETC, ClubLink, and Lifecast.com. In addition, the combined divestiture of 16 properties and the disposal of certain other assets during 2001 resulted in net losses on disposals of $14.4 million. Impairment losses of $2.4 million and $14.1 million were recorded in 2001 and 2002, respectively, to write-down the carrying value of certain properties.

Excluding the impact of disposals and impairment of assets, operating income decreased from $32.1 million in 2001 to $12.0 million in 2002. This decrease was due to the decline in revenues mentioned above and increased operating costs and expenses of $17.0 million, partially offset by decreased selling, general and administrative expenses of $3.7 million. Operating costs and expenses increased as a result of increases in golf operation expenses of $11.4 million, increased property taxes and insurance of $6.5 million, and increased other operating expenses of $7.3 million, partially offset by decreased real estate expenses of $11.2 million. The decrease in selling, general and administrative expenses was primarily due to cost cutting initiatives undertaken in our corporate office and other administrative functions during 2002.

Loss from operations before income taxes and minority interest increased from $65.5 million in 2001 to $79.5 million in 2002. This increase was primarily due to the decrease in operating income mentioned above and higher interest expense of $4.7 million, partially offset by fewer losses on disposals and impairment of assets. The increase in interest expense was due to higher average levels of outstanding debt, partially offset by a decrease in variable interest rates throughout the year. In addition, loan fee amortization increased due to several amendments to our combined credit facility and additions to debt of approximately $55 million. See “Liquidity and Capital Resources.”

At the beginning of fiscal year 2002, we reclassified Daufuskie Island Club and Resort and its related properties, which were sold in June 2002, from our resorts segment to our country club and golf facilities segment due to the reduction in services offered at the property in anticipation of its divestiture.

Discontinued Operations

The operations of 15 divested properties and 11 properties currently held for sale are included in discontinued operations. Operating revenues for these properties decreased from $55.7 million in 2001 to $44.5 million in 2002. Segment operating loss from these properties increased $10.6 million from 2001 to 2002 primarily as a result of an increase in net losses on disposals and impairment of assets of $15.4 million, partially offset by decreased depreciation and amortization expense of $3.3 million.

Segment and Other Information

Country Club and Golf Facilities

The following tables present certain summary financial and membership information for our country club and golf facilities segment for 2001 and 2002 (dollars in thousands, except facility and membership data):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2001	2002	2001	2002
Number of facilities at end of period	89	89	100	96
Operating revenues	$433,250	$444,323	$476,939	$482,966
Operating costs and expenses	330,664	349,736	377,933	387,624
Depreciation and amortization	43,973	41,760	47,236	44,905
Loss on disposals and impairment of assets	5,779	12,288	5,988	29,201

Segment operating income from continuing operations	$52,834	$40,539	$45,782	$21,236

Segment operating loss from discontinued operations	$(2,098)	$(10,745)	$(2,345)	$(14,233)

EBITDA	$105,959	$97,620	$102,138	$98,371

Membership information (74 clubs) (1):
Memberships at beginning of period	74,099	74,054
Memberships added during period	11,730	10,923
Memberships lost during period	(11,775)	(11,444)

Memberships at end of period	74,054	73,533

1)	Number of facilities includes majority-owned same store country club and golf facilities. Membership information is comprised of the same store clubs where we receive membership initiation deposits or fees and membership dues.

Continuing Operations. Operating revenues increased $11.1 million from 2001 to 2002 for same store country club and golf facilities. This increase was primarily due to increased membership dues of $8.2 million, recognition of membership deposits and fees of $3.9 million, and food and beverage sales of $2.5 million, partially offset by decreased golf operations revenue of $3.6 million. We increased membership dues through price increases and the rollout of Signature Gold in the second fiscal quarter of 2001, which more than offset decreased membership levels at same store country club and golf facilities. Recognition of membership deposits and fees increased primarily as a result of increased amortization of membership deposits and fees. See “Critical Accounting Policies and Estimates—Membership Fees and Deposits.” Food and beverage sales increased over the fourth fiscal quarter of 2001 as a result of volume increases in addition to the expansion of food and beverage operations at certain facilities. Despite increased rounds at our facilities, golf operations revenues decreased due to a reduction in greens fees at semi-private and public golf facilities as a result of price competition in the markets in which we operate.

Excluding the impact of disposals and impairment of assets, segment operating income decreased $5.8 million from 2001 to 2002 at same store country club and golf facilities due to lower profit margins in golf operations. These lower margins were caused by declines in revenues mentioned above in addition to increased maintenance and other golf operations expenses of $8.4 million. Pricing and marketing strategies identified early in the year were not executed in time to positively impact 2002 results. Other operating expenses also increased due to a litigation accrual of $3.2 million relating to an arbitration decision at one of our country clubs in 2002. Depreciation and amortization decreased due to recent reductions in capital spending and asset retirements at same store country club and golf facilities.

Loss on disposals and impairment of assets for total country club and golf facilities was $6.0 million and $29.2 million for 2001 and 2002, respectively. In 2001, net losses on disposal of $5.2 million were recorded on the divestiture of 10 country club and golf facilities and the retirement of other assets. In 2002, net losses on disposal of $19.3 million were recorded on the divestiture of six country club and golf facilities and the retirement of other assets. Additionally, impairment losses of $0.8 million and $9.9 million were recorded during 2001 and 2002, respectively, to write down the carrying value of certain properties.

Discontinued Operations. The operations of 10 divested country club and golf facilities and seven clubs currently held for sale are included in discontinued operations. Segment operating loss from these properties increased $11.9 million for total country club and golf facilities from 2001 to 2002 as a result of increased losses on disposals and impairment of assets of $14.9 millon, partially offset by decreased depreciation and amortization expense of $3.1 million.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for 2001 and 2002 (dollars in thousands, except facility and lodging data):

	Same Store Resorts		Total Resorts
	2001	2002	2001	2002
Number of facilities at end of period (1)	3	3	3	3
Operating revenues	$191,006	$194,906	$192,104	$195,445
Operating costs and expenses	154,305	159,612	155,887	160,619
Depreciation and amortization	14,894	16,281	14,901	16,287
(Gain) loss on disposals and impairment of assets	(19)	711	(19)	711

Segment operating income from continuing operations	$21,826	$18,302	$21,335	$17,828

Segment operating income from discontinued operations	$682	$353	$682	$353

EBITDA	$37,478	$35,647	$36,994	$35,179

Lodging data (3 resorts) (1)
Room nights available	433,524	441,861
Room nights sold	225,530	228,613
Paid occupancy rate	52.0%	51.7%
Average daily revenue per occupied room (2)	$735	$755
Average daily revenue per available room (2)	$382	$391

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. Other ancillary resort operations are included in summary financial data for total resorts.
(2)	Average daily revenue per occupied room and average daily revenue per available room are based on total operating revenues excluding membership dues, recognition of member initiation fees, and net managed rooms commissions.

Continuing Operations. Operating revenues increased $3.9 million from 2001 to 2002 at same store resorts. This increase was primarily due to increased other amenities revenue of $3.5 million, food and beverage sales of $1.9 million, and lodging revenues of $1.1 million. Partially offsetting these increases were decreases of $1.2 million in other income and $0.7 million in golf operations revenue. Other amenities’ revenues were up as a result of the March 2002 opening of The Spa at Pinehurst, a 31,000 square foot spa facility. Food and beverage and lodging revenues increased due to higher occupancies at The Homestead and Pinehurst, which were able to increase rooms and average rates from 2001 despite continued economic weakness. Partially offsetting the increases at The Homestead and Pinehurst was a decrease in rooms sold at Barton Creek, which was deeply impacted by the recession and the effects of the technology downturn on the regional economy. Other income declined due to the receipt of non-recurring royalty payments in 2001 at Pinehurst. Golf operations revenues are down as a result of lower rates received at Barton Creek and The Homestead, partially offset by higher rounds at Pinehurst.

Excluding the impact of disposals and impairment of assets, segment operating income decreased $2.8 million from 2001 to 2002 for same store resorts. This decrease was primarily due to increased operating costs and expenses of $5.3 million and increased depreciation and amortization of $1.4 million, offset by the increase in revenues mentioned above. Operating costs and expenses increased $2.0 million due to The Spa at Pinehurst and $0.9 million due to increased property tax assessments. Marketing expenses increased $1.3 million as a result of increased sales and promotional efforts aimed at drawing and retaining customers. In addition, $1.8 million in severance charges were recorded as a result of cost cutting and reorganization initiatives undertaken at our properties. Depreciation and amortization increased due to recent expansion projects completed at same store resorts.

Loss on disposals and impairment of assets was $0.7 million for total resorts for 2002 due to net losses recognized on the retirement and disposal of assets.

Discontinued Operations. Discontinued operations are comprised of the management fees of one divested resort property. The management agreement was terminated in 2002.

Business and Sports Clubs

The following tables present certain summary financial and membership information for our business and sports clubs segment for 2001 and 2002 (dollars in thousands, except facility and membership data):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2001	2002	2001	2002
Number of facilities at end of period	70	70	70	70
Operating revenues	$226,264	$223,793	$226,361	$223,793
Operating costs and expenses	196,789	207,429	196,710	207,429
Depreciation and amortization	12,325	12,384	12,348	12,384
Loss on disposals and impairment of assets	2,531	6,697	2,532	6,697

Segment operating income (loss) from continuing operations	$14,619	$(2,717)	$14,771	$(2,717)

Segment operating loss from discontinued operations	$(324)	$(1,126)	$(1,034)	$(753)

EBITDA	$29,279	$16,205	$29,219	$16,645

Membership information (62 clubs) (1):
Memberships at beginning of period	102,548	98,511
Memberships added during period	19,099	19,846
Memberships lost during period	(23,136)	(21,134)

Memberships at end of period	98,511	97,223

(1)    Number of facilities includes majority-owned same store business and sports clubs (business clubs, sports clubs and business/sports clubs). Membership information is comprised of the same store clubs where we receive membership initiation deposits or fees and membership dues.

Continuing Operations. Operating revenues decreased $2.5 million from 2001 to 2002 at same store business and sports clubs. This decrease was primarily due to lower membership dues of $2.2 million and a $0.5 million decrease in food and beverage sales. Membership dues declined due to net attrition in membership over the last two fiscal years, while food and beverage sales declined as a result of lower usage and decreased private parties. Club membership and usage have been adversely impacted by decreased corporate and consumer spending due to the effects of continued economic uncertainty.

Excluding the impact of disposals and impairment of assets, segment operating income decreased $13.2 million from 2001 to 2002 at same store business and sports clubs. In the interest of long-term benefits, we made certain discretionary expenditures in the short-term for items such as our business club transformation project, the rollout of RightStart (see “Factors That May Affect Future Operating Results—Enrollment and Retention of Members”), and other promotional efforts aimed at drawing and retaining members. In addition, $0.5 million in severance charges were recorded as a result of cost-cutting and reorganization initiatives undertaken at our properties. We also experienced lower operating profit margins resulting from our inability to leverage fixed operating expenses and manage certain variable operating expenses in light of the decrease in our recurring revenue sources.

Loss on disposals and impairment of assets for total business and sports clubs was $2.5 million and $6.7 million for 2001 and 2002, respectively. Impairment losses of $4.2 million were recorded during 2002 to write down the carrying value of certain properties to be held and used. Additionally, losses on retirement and disposal of assets of $2.5 million were recorded in both 2001 and 2002.

Discontinued Operations. The operations of three divested properties and three clubs currently held for sale are included in discontinued operations. Segment operating loss from these properties decreased $0.3 million at total business and sports clubs from 2001 to 2002 primarily as a result of the divestiture of underperforming properties.

Other Operations and Services – Continuing Operations

Excluding the impact of disposals and impairment of assets, operating loss for our real estate operations decreased to $2.5 million in 2002 from $3.3 million for 2001. This decrease was primarily due to cost cutting initiatives in the administrative and sales and marketing functions of our real estate operations. Operationally, we experienced decreased closings of units in our Owner’s Club program of $8.3 million and decreased sales of land held for sale of $6.3 million. Sales of Owners Club units were lower because of continued weakness in the nation’s economy and the fact that we previously sold the majority of our available interests at two locations.

Excluding the impact of disposals and impairment of assets, operating income or loss for our international operations decreased to a ($3.5) million loss in 2002 from income of $1.6 million for 2001, primarily as a result of decreased tourism and guest traffic at our properties in Mexico. Operating revenues from international operations declined $3.4 million as a result of decreased earnings from international business club joint ventures and the impact of divestitures, partially offset by increases at developing properties.

Year Ended December 25, 2001 Compared to Year Ended December 26, 2000

Consolidated Operations – Continuing Operations

In 2001, operations at all segments were adversely affected by the impact of a declining economy and the September 11, 2001 terrorist attacks on the U.S. Operating revenues decreased from $1,018.4 million in 2000 to $953.3 million in 2001. This decrease was comprised of operating revenue decreases of $35.1 million in our other operations and services, $16.4 million at our business and sports clubs, $12.7 million at our resorts, and $0.9 million at our country club and golf facilities. Membership dues, a key component of our operating revenues, increased as a result of price increases at our clubs and the introduction of the Signature Gold Program to our members. The effect of Signature Gold ($3.5 million in 2001) is non-recurring in nature, and we do not expect increases in membership dues such as those in 2001 without a similar new offering to our members in the future.

Loss on disposals and impairment of assets was $16.4 million in 2000 as compared to $42.8 million in 2001. In 2001, losses on disposals were $26.0 million as a result of the disposal of equity investments in ETC, ClubLink, and Lifecast.com. In addition, the combined divestiture of 16 properties and the disposal of certain other assets during 2001 resulted in net losses on disposals of $14.4 million. In 2000, losses on disposals were $7.6 million, as a result of the divestiture of 14 properties and the disposal of other assets. Impairment losses of $8.7 million and $2.4 million were recorded in 2000 and 2001, respectively, to write-down the carrying value of certain properties held for sale.

Excluding the impact of disposals and impairment of assets, operating income decreased from $51.4 million in 2000 to $32.1 million in 2001. This decrease was due to the decline in revenues mentioned above and increased depreciation and amortization of $6.0 million, partially offset by decreased operating costs and expenses of $47.2 million and selling, general and administrative expenses of $4.7 million. The increase in depreciation and amortization was due to recently completed capital expansions at existing facilities and increased usage of technology related assets with shorter useful lives. The decrease in operating costs and expenses was primarily attributable to expense controls and lower cost of goods sold due to the decline in revenues. The decrease in selling, general and administrative expenses was primarily due to cost cutting initiatives undertaken in our corporate office and other administrative functions during 2001.

Loss from operations before income taxes and minority interest increased from $17.3 million in 2000 to $65.5 million in 2001. This increase was primarily due to losses on disposals and impairment of assets and the decrease in operating income mentioned above as well as higher interest expense of $2.4 million. The increase in interest expense was due to higher average levels of outstanding debt attributable to financing needs for capital expansion and development projects, partially offset by a decrease in variable interest rates throughout the year.

Discontinued Operations

The operations of 26 properties held for sale as of December 25, 2001 are included in discontinued operations. Operating revenues for these properties increased from $50.4 million in 2000 to $55.7 million in 2001. Segment operating loss from these properties increased $1.9 million from 2000 to 2001 as a result of increased operating costs and expenses of $6.6 million and increased depreciation and amortization of $0.8 million, partially offset by the increase in operating revenues.

Segment and Other Information

Country Club and Golf Facilities

The following tables present certain summary financial and membership information for our country club and golf facilities segment for 2000 and 2001 (dollars in thousands, except facility and membership data):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities (2)
	2000	2001	2000	2001
Number of facilities at end of period	95	95	108	101
Operating revenues	$436,218	$446,112	$462,870	$461,978
Operating costs and expenses	334,239	341,508	362,478	359,387
Depreciation and amortization	43,736	44,404	46,005	45,896
Loss on disposals and impairment of assets	9,650	5,779	9,823	5,301

Segment operating income from continuing operations	$48,593	$54,421	$44,564	$51,394

Segment operating loss from discontinued operations	$(959)	$(1,348)	$(1,624)	$(2,345)

EBITDA	$104,839	$107,440	$103,222	$105,722

Membership information (76 clubs) (1):
Memberships at beginning of period	74,642	76,630
Memberships added during period	11,797	11,971
Memberships lost during period	(9,809)	(12,203)

Memberships at end of period	76,630	76,398

(1)	Number of facilities includes majority-owned same store country club and golf facilities. Membership information is comprised of the same store clubs where we receive membership initiation deposits or fees and membership dues.
(2)	At the beginning of fiscal year 2002, we reclassified Daufuskie Island Club and Resort and its related properties, which were sold in June 2002, from our resorts segment to our country club and golf facilities segment due to the reduction in services offered at the property in anticipation of its divestiture.

Continuing Operations. Operating revenues increased $9.9 million from 2000 to 2001 for same store country club and golf facilities. This increase was primarily due to a $12.4 million increase in membership dues, partially offset by declines in food and beverage sales of $2.1 million. We increased membership dues through price increases and the introduction of the Signature Gold Program. Food and beverage sales, especially for private parties, were adversely impacted by decreased member and guest spending due to the effects of the economic recession. Despite increased golf rounds at same store clubs, golf operations revenue remained constant due to a decrease in revenue per round. The $0.9 million decrease in revenues at total country club and golf facilities was primarily due to divestitures of non-strategic properties.

Excluding the impact of disposals and impairment of assets, segment operating income increased $2.0 million from 2000 to 2001 for same store country club and golf facilities. This increase was primarily due to the increase in revenues mentioned above in addition to the effective management of certain variable operating expenses.

Loss on disposals and impairment of assets for total country club and golf facilities was $9.8 million and $5.3 million for 2000 and 2001, respectively. In 2001, net losses on disposal of $4.5 million were recorded on the divestiture of 10 country club and golf facilities and the disposal of other assets. In 2000, net losses on disposal of $1.4 million were recorded on the divestiture of six country club and golf facilities and the disposal of other assets. Impairment losses of $8.4 million and $0.8 million were recorded during 2000 and 2001, respectively, to write down the carrying value of certain properties held for sale.

Discontinued Operations. The operations of 17 country club and golf facilities are included in discontinued operations. Segment operating loss from these properties increased $0.7 million at total country club and golf facilities from 2000 to 2001as a result of increased depreciation and amortization expense of $0.7 million.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for 2000 and 2001 (dollars in thousands, except facility and lodging data):

	Same Store Resorts		Total Resorts (3)
	2000	2001	2000	2001
Number of facilities at end of period (1)	4	4	4	4
Operating revenues	$219,198	$205,967	$219,822	$207,066
Operating costs and expenses	178,517	173,689	179,143	175,271
Depreciation and amortization	14,136	16,234	14,136	16,240
Loss on disposals and impairment of assets	253	668	253	668

Segment operating income from continuing operations	$26,292	$15,376	$26,290	$14,887

Segment operating income from discontinued operations	$344	$682	$344	$682

EBITDA	$41,277	$33,056	$41,275	$32,572

Lodging data (4 resorts) (1)
Room nights available	473,187	502,320
Room nights sold	278,797	253,408
Paid occupancy rate	58.9%	50.4%
Average daily revenue per occupied room (2)	$688	$706
Average daily revenue per available room (2)	$405	$356

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead, Barton Creek and Daufuskie Island. Other ancillary resort operations are included in summary financial data for total resorts.
(2)	Average daily revenue per occupied room and average daily revenue per available room are based on total operating revenues excluding membership dues, recognition of member initiation fees, and net managed rooms commissions.
(3)	At the beginning of fiscal year 2002, we reclassified Daufuskie Island Club and Resort and its related properties, which were sold in June 2002, from our resorts segment to our country club and golf facilities segment due to the reduction in services offered at the property in anticipation of its divestiture.

Continuing Operations. Operating revenues decreased $13.2 million from 2000 to 2001 at same store resorts. This decrease was primarily due to decreased lodging and golf operations revenues of $10.7 million and decreased food and beverage sales of $4.4 million, partially offset by a $1.5 million increase in membership dues. Lodging and other revenues decreased due to lower group business associated with declines in corporate spending at our resorts due to the nation’s economic recession and the effects of the September 11, 2001 terrorist attacks on the U.S. The effects of the attacks and the related decline in business spending were significant on our resorts, as each of the properties experienced an overwhelming number of temporary cancellations and a sharp decline in occupancy in the days and weeks immediately following the attacks. Room nights were down for the year at each of our resort properties, with the exception of Barton Creek, which added lodging capacity in the third quarter of 2000. Greens fees and food and beverage sales were also down due to the decrease in guest occupancy levels at the resorts. Membership dues increased due to an increase in memberships sold in conjunction with real estate sales at Pinehurst and price increases in dues at all resorts. Average daily revenue per occupied room has increased due to higher guest spending as a result of a higher proportion of social guests and increased usage of the resorts’ other amenities.

Excluding the impact of disposals and impairment of assets, segment operating income decreased $10.5 million from 2000 to 2001 for same store resorts. This decrease was primarily attributable to the decrease in operating revenues mentioned above, partially offset by a $4.8 million decrease in operating costs and expenses. This offsetting decrease was due to the effective management of payroll and other operating costs and expenses in response to reduced guest volume, in addition to a $0.6 million write-down of pro shop inventory at Pinehurst in 2000. These operating efficiencies were partially offset by a $2.5 million charge to bad debt expense at Barton Creek for customer receivables deemed uncollectible. Depreciation and amortization increased due to recently completed capital expansions.

Discontinued Operations. Discontinued operations are comprised of the management operations of one held for sale resort property. Segment operating income from this property increased $0.3 million from 2000 to 2001 due to increased management fees.

Business and Sports Clubs

The following tables present certain summary financial and membership information for our business and sports clubs segment for 2000 and 2001 (dollars in thousands, except facility and membership data):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2000	2001	2000	2001
Number of facilities at end of period	70	70	71	70
Operating revenues	$233,007	$226,091	$242,767	$226,361
Operating costs and expenses	199,245	196,615	209,954	196,710
Depreciation and amortization	11,582	12,325	11,980	12,348
Loss on disposals and impairment of assets	474	2,531	1,823	2,532

Segment operating income from continuing operations	$21,706	$14,620	$19,010	$14,771

Segment operating loss from discontinued operations	$(1,357)	$(1,034)	$(1,357)	$(1,034)

EBITDA	$33,693	$29,044	$32,744	$29,219

Membership information (62 clubs) (1):
Memberships at beginning of period	98,992	102,548
Memberships added during period	22,956	19,099
Memberships lost during period	(19,400)	(23,136)

Memberships at end of period	102,548	98,511

(1)    Number of facilities includes majority-owned same store business and sports clubs (business clubs, sports clubs and business/sports clubs). Membership information is comprised of the same store clubs where we receive membership initiation deposits or fees and membership dues.

Continuing Operations. Operating revenues decreased $6.9 million from 2000 to 2001 at same store business and sports clubs. This decrease was primarily due to an $8.3 million decline in food and beverage sales as a result of lower membership and lower usage of our clubs by existing members. Club membership and usage, especially for private parties, were adversely impacted by decreased corporate and consumer spending due to the effects of the nation’s economic recession. This decrease was partially offset by a $4.9 million increase in membership dues as a result of price increases and the introduction of the Signature Gold Program. The additional $9.5 million decrease in operating revenues at total business and sports clubs was primarily due to the impact of divestitures, as we divested seven properties during fiscal 2000 and 2001, while adding only one club in the same time frame.

Excluding the impact of disposals and impairment of assets, segment operating income decreased $5.0 million from 2000 to 2001 at same store business and sports clubs. This decrease was primarily due to a decrease in operating profit margins resulting from the decline in operating revenues mentioned above, which decreased our ability to leverage fixed and semi-variable operating expenses such as utilities and rent. Operating profit margins also declined due to the decrease in private parties, which typically have higher margins than a la carte sales.

Loss on disposals and impairment of assets for total business and sports clubs was $1.8 million and $2.5 million for 2000 and 2001, respectively. These amounts were comprised of net losses recorded on the retirement and disposal of assets.

Discontinued Operations. The operations of six business and sports clubs are included in discontinued operations. Segment operating loss from these properties decreased $0.3 million from 2000 to 2001. This decline was primarily due to lower food and beverage sales at these properties, as consistent with our continuing operations. Losses on disposals and impairment of assets of $0.7 million and $0.2 million were recorded in 2000 and 2001, respectively.

Other Operations and Services—Continuing Operations

Excluding the impact of disposals and impairment of assets, operating income for our real estate operations decreased to a loss of $2.5 million in 2001 from income of $7.6 million in 2000. This decrease was primarily due to decreased closings of units in our Owners Club program and decreased land sales, as total realty revenues decreased to $29.3 million for 2001 from $62.2 million in 2000. The sales of Owners Club units were adversely impacted by a sellout of the majority of our available interests at two locations and a downturn in the vacation housing market due to the effects of the nation’s economic recession. In addition, there were a large number of interests that were sold in 1999 but not actually closed until 2000, resulting in a significantly higher number of total closings in 2000. Total closings decreased to 177 units in 2001 from 471 units in 2000, partially offset by an increase in average selling price of 20.4% from 2000 to 2001.

In an agreement effective September 4, 2001, we sold the stock of a wholly owned subsidiary, The Owners Club at Telluride, Inc., which owned a majority interest in Telluride Club Mountain Village, LLC (collectively referred to as Telluride) to Telluride Holdings 2001 LLC, a limited liability corporation owned in approximate one-third interests by Jeffrey P. Mayer, Chief Financial Officer, James M. Hinckley, our previous Chief Operating Officer, and Rudy Anderson, Senior Vice President of ClubCorp USA, Inc. The sale resulted in the transfer of ownership of Telluride, with assets of $23.7 million and liabilities of $22.2 million, and a net loss on divestiture of assets of approximately $3.8 million and it was anticipated that the ownership would subsequently be transferred to another third party. The effect of this transaction was to dispose of an underperforming property and to remove the non-recourse liability owed by Telluride to a third-party lender from our Consolidated Balance Sheet. We continued to provide management services to Telluride under an existing management agreement until June 2002. See Item 13—“Certain Relationships and Related Transactions” and Note 13 to the Consolidated Financial Statements included under Item 8.

Excluding the impact of disposals and impairment of assets, operating income for our international operations decreased to $1.6 million in 2001 from $2.4 million in 2000. This decrease was primarily due to the divestiture of five international properties in 2001, partially offset by the opening of two in-development properties in Mexico. International operating revenues decreased to $13.1 million in 2001 from $17.0 million for 2000. In addition to the international property divestitures mentioned above, we further reduced our international holdings in 2001 by selling publicly traded equity investments in ClubLink and ETC.

Liquidity and Capital Resources

Historically, we have financed our operations and cash needs primarily through cash flows from operations, borrowings under credit facilities, and to a lesser extent, proceeds from divestitures. Additionally, in 1999, we obtained external funds through the sale of our common stock to a third party. Our primary cash needs for 2003 and the immediate future thereafter consist of capital to finance working capital needs, capital replacements at existing facilities, and limited capital expansion and development projects.

Long-Term Debt Financing

Our credit facility is comprised of a combined $650.0 million senior secured credit facility, consisting of a $350.0 million revolving line of credit and a $100.0 million Facility A Term Loan which mature on September 24, 2004, and a $200.0 million Facility B Term Loan that matures on March 24, 2007. The total amount outstanding under the combined facility, including letters of credit of $15.0 million, was $569.0 million as of March 31, 2003. This amount is comprised of $316.1 million under the revolving line of credit, including letters of credit, and $54.2 million and $183.7 million under the Facility A and B Term Loans, respectively. We also received short-term financing in the form of a $30.0 million Priority Term Loan in October 2002. This Priority Term Loan matures on June 16, 2003. As of March 31, 2003, $29.8 million in principal was outstanding on the Priority Term Loan. The interest rates on the senior secured credit facility and the Priority Term Loan in 2002 were determined using a LIBOR-based pricing matrix, which incorporates an incremental margin of between 175 and 500 basis points that is subject to change based upon certain of our financial ratios, as specified in the amended agreements. The weighted average interest rate on the combined facility in 2002, excluding the incremental margin, was 1.78%. We use financial instruments, in the form of interest rate swaps, to manage our interest rate exposure on approximately 40% of the borrowings under the combined facility. See Item 7a — “Quantitative and Qualitative Disclosures about Market Risk” and Note 9 of the Notes to the Consolidated Financial Statements for further information on our interest rate swap agreements.

Our combined credit facility contains certain covenants that among other things, limits ours and our subsidiaries’ ability to incur or guarantee additional indebtedness, pay dividends or make other distributions, and make certain capital expenditures. These covenants require that we adhere to certain quarterly financial ratios throughout the term of the agreement. In February and October 2002, we entered into amendments to the combined facility that among other things, revised certain financial covenants of the agreement and increased the incremental margins for various tranches of the combined facility. Previously our obligations under the combined facility were guaranteed by certain of our subsidiaries and secured by stock pledges of other of our subsidiaries. The February 2002 amendment provided for substantially all of our real estate assets to serve as collateral for the obligations, including Pinehurst, The Homestead, Barton Creek, and Firestone as well as a majority of our other country clubs.

To provide enhanced liquidity during a prolonged period of economic uncertainty, and to fund certain capital expansion and development projects in 2002, we secured an additional $24.9 million in debt financing through property-level mortgages during 2002 as well. Interest payments under these and our other mortgage loans are based on a variable rate of prime plus 50 to 100 basis points. Payments on these loans amortize over a period of 20 years and mature between April and November 2007, with balloon payments payable upon maturity. As of March 31, 2003, the outstanding balance on these loans was $24.4 million.

The majority of our debt matures in late 2004. As such, we have been seeking alternative financing arrangements to lengthen the term of our debts through refinancing and to take advantage of historically low market interest rates. Currently we are in negotiations with three external lenders to secure first mortgages on 39 additional properties for a total of approximately $620 million in net proceeds. These notes are expected to mature over a period of three to 10 years, with 20 or 25 year amortization periods and balloon payments payable upon maturity. Interest rates on this financing are expected to be determined based on a combination of both fixed and variable rates, with variable rates based on prime and LIBOR plus an incremental margin of 150 to 375 basis points. Covenants and debt service under this refinancing are expected to be less restrictive than those under our existing credit facility, which we expect will provide us with increased working capital and flexibility in capital spending. We anticipate that this financing will be finalized in mid-2003 and expect to simultaneously apply the majority of the proceeds to fully repay our senior secured credit facility and the Priority Term Loan. As of March 31, 2003, we have received letters of commitment legally securing $500 million of this financing. Also, we have secured a commitment letter for an additional $70 million of the financing, subject to the lender’s finalization of a third-party participating interest. However, if we are not successful in completing these refinancing transactions, our ability to meet all of our current scheduled maturities, including full repayment of the $30 million Priority Term Loan by June 16, 2003 could be strained. It is anticipated that prior to its maturity, the Priority Term Loan will have been reduced to a remaining balance of approximately $21 million from the proceeds of asset sales scheduled to close in the second quarter. We are highly confident that the refinancing transactions underway will be successful. However, in the event that they are not, it is possible that capital spending or other cash outlays would be delayed, or other forms of capital could need to be secured, to meet these obligations.

Net cash provided from (used by) financing activities was $10.7 million in 2002 as compared to ($12.2) million in 2001. The usage in 2002 reflects the increased borrowings during the year as mentioned above, as opposed to net repayments that were made in 2001 as a result of asset sales. Net cash provided from financing activities in 2002 was also reduced by $14.3 million in costs associated with loan origination fees as a result of amendments to our existing credit facility and securing additional debt.

Equity

On December 1, 1999, we sold approximately 9.4 million shares of our common stock at a price of $16.00 per share and issued warrants to purchase 1.0 million shares of common stock with an exercise price of $17.00 per share in a Stockholder’s Agreement with Cypress Merchant Banking Partners II L.P., Cypress Offshore Partners L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners L.P. and Cypress Merchant Banking II C.V., (collectively referred to as The Cypress Group) for total consideration of $150.0 million. Each common stock purchase warrant is exercisable at any time prior to the 10th anniversary of the date of issuance. Additionally, we have authorized 150.0 million shares of preferred stock. As of March 31, 2003, there were no preferred stock shares issued or outstanding. Management has no current plans to increase funding through stock issuances, including the issuance of preferred stock, in 2003.

As a means of providing liquidity to the trustees of the Amended Plan to meet their fiduciary obligations, we have provided the trustees a limited put right (the Redemption Right) to cause us to redeem common stock, held in trust on behalf of the Amended Plan, at the most recent fair market value as necessary to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the Amended Plan, although we have repurchased common stock into treasury from certain stockholders. We do not expect that the Redemption Right will be exercised to a significant extent in 2003.

Other Sources of Capital

Over the last two fiscal years, we have disposed of several non-strategic assets, resulting in the divestiture of a combined 37 properties in addition to the sales of significant equity investments. These asset sales resulted in total consideration of $59.4 million in 2002, including $18 million in buyers notes that we have valued at $10 million, and the assumption of $3.8 million in debt. These proceeds were used to reduce the balance under our combined credit facility. We have completed an additional eight divestitures in 2003 for a total of $3.1 million in proceeds, which have been applied to pay down debt. We intend to complete the divestiture of certain public golf facilities and other non-strategic assets in 2003, however, total proceeds from these remaining divestitures will likely be lower than amounts received in recent fiscal years.

Membership deposits represent non-interest bearing advance initiation deposits for the right to become a member and generally are not refundable until a fixed number of years (generally 30 years) after the date of acceptance as a member. Management does not consider maturities of membership deposits over the next five years to be significant and refunds of mature deposits have historically been low. Cash from deposits was $47.0 million in 2002 and was used to fund our normal operations. Revenue recognition of these deposits is deferred and amortized as discussed in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result of the state of the economy, we have increasingly allowed new members to defer a portion of the payment of fees and deposits as an incentive for them to join. Although this practice adversely affects the current amount of cash received for fees and deposits, immediate decreases in working capital are subsequently offset through the receipt of recurring membership dues and other revenues received from these members.

Uses of Capital

Net cash used by investing activities was $65.6 million in 2002 as compared to $120.6 million in 2001. Cash flows used in investing activities include capital expenditures broken into three categories: additions to property and equipment, development of new facilities, and development of real estate ventures. Total capital expenditures were approximately $101.4 million in 2002. We distinguish uses of cash for capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and investments in joint ventures. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members’ expectations and to attract new members.

Capital expansions are strategic expansions of existing and newly acquired facilities and resorts that we believe will provide opportunities to expand our membership base and room nights and positively affect long-term cash flows. Historically, capital expansions have been funded by operating cash flows and external debt. Due to the state of the economy and the relatively large amount of capital expansions we have undertaken in recent fiscal years, we do not expect to make significant capital expansions in 2003. However, we do intend to focus on making capital replacements that we feel are necessary to maintain our facilities at the high level of quality expected by our members and guests. Total capital expenditures are expected to be approximately $62 million in 2003, of which $8 million was already committed and accrued at December 31, 2002.

Net cash flows provided from operations decreased to $54.1 million in 2002 from $111.3 million for 2001 due primarily to lower operating revenues from real estate sales, golf operations and food and beverage sales, in addition to lower membership fees and deposits received. Despite the downward trend in cash flows and operating income in recent years, we believe we have adequate capital resources to fund our operations and strategy for the immediate future, as most capital expenditures other than capital replacements are considered discretionary and can be curtailed in periods of low liquidity.

Contractual Obligations and Commercial Commitments

The following tables summarize our total contractual obligations and other commercial commitments and their respective payment or commitment expiration dates by year as of December 31, 2002 (dollars in thousands):

Contractual Obligations

		Payments due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than five years
Long-Term Debt	$654,947	$58,869	$424,407	$162,027	$9,644
Capital Lease Obligations	18,276	10,614	7,576	86	—
Membership Deposits (1)	127,046	8,663	4,114	2,656	111,613
Other Long-Term Obligations (2)(3)	25,670	1,299	11,750	—	12,621
Operating Leases	173,869	21,702	37,012	26,200	88,955

Total Contractual Cash Obligations	$999,808	$101,147	$484,859	$190,969	$222,833

(1)	Represents the estimated fair value of membership deposits based on the discounted value of future maturities using our incremental borrowing rate. See Note 3 of the Notes to the Consolidated Financial Statements included under Item 8. The present value of the membership deposit obligation is recorded as a liability in our Consolidated Balance Sheet and accretes over the nonrefundable term using the effective interest method. At December 31, 2002, the gross amount of non-defeased membership deposit obligations was $476.6 million.
(2)	Consists of insurance reserves for general liability and workers’ compensation of $13.9 million, of which $1.3 million is classified as current. The remainder of our other long term liabilities consist of deferred revenue and other non-cash items which do not affect our consolidated cash position. See Note 8 of the Notes to the Consolidated Financial Statements included under Item 8.
(3)	In association with the hosting of the 2005 U.S. Open at Pinehurst, we are obligated to the United States Golf Association (the USGA) for royalty payments as consideration for the right to conduct the event and use certain of their trademarks. The base amount of this obligation is $11.75 million, to be paid out over a 15 month period beginning in May 2004 and ending one month after the June 2005 event. Per the agreement with the USGA, the final amount of our total payment will be adjusted for certain items related to gross revenue received by us in association with the event. However, the minimum total payment has a floor of $9.0 million.

Commercial Commitments

	Total	Less than 1 year	2-3 years	4-5 years	More than five years
Lines of Credit (1)	$500	$500	$—	$—	$—
Standby Letters of Credit (2)	17,701	17,701	—	—	—
Standby Repurchase Obligations (3)(4)	38,675	—	—	—	38,675
Total Commercial Commitments	$56,876	$18,201	$—	$—	$38,675

(1)	In 2001 we entered into an agreement with four other leaders in the hospitality industry to form Avendra, which was created for the purpose of negotiating contracts to provide costs savings on various products and services by leveraging the purchasing power of the participants in the venture. As part of our involvement with Avendra, we and the other founders have agreed to provide Avendra with working capital under a line of credit agreement dated March 31, 2001. This commitment expires on the earlier of December 15, 2003 or the occurrence of certain events related to Avendra’s operations. As of March 31, 2003, there was no amount outstanding under the agreement. Avendra is currently in the process of obtaining external financing from a third party lender. It is anticipated that our commitment will be released upon the closing of this financing.
(2)	Letters of Credit are primarily related to construction for development properties as well as to secure future estimated claims for workers’ compensation and general liability insurance. Construction-related letters of credit generally expire upon completion of the project when final payment is made to contractors. Our commitment amount for insurance-related letters of credit is gradually reduced as obligations under the policies are paid.
(3)	We have provided the trustees of the Amended Plan a limited put right to cause us to redeem our common stock at the most recent fair market value as necessary to meet certain requirements. Our Employee Stock Ownership Plan owns 4.4% of our outstanding common stock with a redemption value of $38.7 million as of December 31, 2002. The Redemption Right has never been exercised by the Amended Plan and we do not expect that it will be exercised to a significant extent in the immediate future.
(4)	The Stockholders Agreement with The Cypress Group specifies that if certain events under our control (principally using our best efforts to consummate an initial public offering of our common stock) do not occur by December 1, 2004, we are, if requested, obligated to repurchase a portion of The Cypress Group’s outstanding shares. The amount to be repurchased, if any, is limited by our leverage ratio at that time.

Factors That May Affect Future Operating Results

Enrollment and Retention of Members

Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. Historically, we have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities. Although we devote substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond our control and there can be no assurance that we will be able to maintain or increase membership or facility usage. Significant periods where attrition rates exceed enrollment rates, or where facilities usage is below historical levels would have a material adverse effect on our business, operating results and financial position.

Changes in membership levels and facilities usage can be caused by a number of factors. In the past, federal tax law changes in the treatment of business entertainment and real estate expenses have adversely affected general industry demand and our membership and facilities usage. There can be no assurance that similar changes that would have an adverse effect on our revenues will not occur in the future. A substantial portion of our revenue is derived from discretionary or leisure spending by our members and guests and such spending can be particularly sensitive to changes in general economic conditions or changes in the federal tax laws. A significant adverse shift in general economic conditions, whether regional or national, would likely have a material adverse effect on our business, operating results and financial condition. Changes in consumer tastes and preferences, particularly those affecting the popularity of golf and private dining, and other social and demographic trends, could also have an adverse effect on us.

We have recently initiated a program at our clubs that we expect will allow us to decrease our future attrition rate. This program, known as RightStart, takes a proactive approach to getting newly enrolled members involved in activities and groups that go beyond the physical club, in addition to granting new members a small number of vouchers for meals and other items in order to increase their familiarity with their club’s amenities. We believe that by aiding the process of assimilating new members into their clubs’ membership we will ultimately be able to reduce our attrition rate and achieve net gains in the number of members. However, there can be no assurance that this initiative will be successful or that the incremental costs of implementing such a program will not exceed its benefits.

Competition in Our Industry

The level of competition in our businesses varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a material adverse effect on our operations. Additionally, over the last decade, construction of public golf courses has accelerated significantly and we expect that, in the short to medium term, the increase in supply of public golf courses will exceed the increase in demand for such facilities. Our results of operations also could be affected by a number of additional competitive factors, including the availability of, and demand for, alternate forms of recreation. See Item 1—“Business—Operations—Competition.”

Impairment of Assets

The Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in 2001 which requires, among other things, that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended December 31, 2002, impairment losses of $29.7 million relating to certain of our assets were recorded. This impairment loss is reported as a component of operating income (loss) in our Consolidated Statement of Operations. If events or circumstances change in the future, additional impairment losses could be recorded.

Our operations and ventures consist almost entirely of golf-related and business club facilities. Accordingly, we are subject to the risks associated with holding investments that are concentrated in two specific segments of the hospitality industry. A decline in the popularity of golf-related services or business club services, such as private dining, could adversely affect the value of our holdings, and could make it difficult to sell facilities. Our real estate holdings (including our long-term leaseholds) are subject to risks typically associated with investments in real estate. Investments in real estate are relatively non-liquid and, therefore, limit our ability to vary our portfolio of facilities in response to changes in industry and general economic conditions.

Environmental Regulation

We have policies in place designed to keep our facilities in compliance with current federal, state and local environmental laws and laws relating to access for disabled persons. We are not subject to any recurring costs associated with managing hazardous materials or pollution. We do not believe that we will incur expenses for infrequent or non-recurring cleanup, based upon our due diligence inspection, employee training, standards of operations and on-site assessments performed and maintained for each facility. However, some of our resorts and golf courses contain or have contained underground storage tanks, or USTs, for storing fuel and other materials. All new USTs must be fitted with leak detection and spill prevention equipment, while older tanks must be retrofitted for such equipment. We are currently in the process of replacing seven underground storage tanks with above ground contained storage systems. It is unlikely that any remediation will be required. We are permitted under various state laws to recover a portion of our costs of remediation through various state superfunds created to address environmental cleanups. We are not subject to any remediation mandates related to previously contaminated sites. See Item 1 — “Business—Operations—Government Regulation.”

Income Taxes

We file a consolidated federal income tax return. See Note 15 of the Notes to the Consolidated Financial Statements. For the year ended December 31, 2002, we recorded a consolidated tax benefit of $32.7 million.

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

From 1988 through 1996, we operated in the financial services industry through Franklin Federal Bancorp (Franklin), a Federal Savings Bank. Since the 1988 acquisition of Franklin, we have reduced or eliminated our current federal tax liability (to 2% of alternative minimum taxable income) by using net operating loss carryforwards (NOLs) that resulted from Franklin’s operations. We have estimated net operating loss carryforwards at the end of 2002 of $706.7 million and $250.1 million for regular and alternative minimum taxes, respectively. As a result, we will be able to continue to reduce our estimated tax liability to 2% of alternative minimum taxable income until such alternative minimum tax net operating losses are fully utilized or expire. These net regular and alternative minimum tax operating losses expire from 2004 to 2021 and 2007 to 2021, respectively. These estimates are based upon certain assumptions concerning our 2002 operations from an alternative minimum tax perspective and may be revised at the time we prepare our federal income tax return.

We have substantial regular net operating loss carryforwards available. Based on our historical pretax earnings, adjusted for significant nonrecurring items such as losses on disposals and impairment of assets, we believe it is more likely than not we will realize the benefit of the deferred tax assets, net of the valuation allowance, existing at December 31, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The assumptions used to estimate the recoverability of the deferred tax assets are subjective in nature and involve uncertainties and matters with significant judgment. There can be no assurance that we will generate any specific level of continuing earnings. We will receive benefits in the form of tax credits in the future to the extent of alternative minimum taxes paid.

In addition to the regular and alternative minimum tax NOLs, we have approximately $174.8 million regular and $157.8 million alternative minimum tax Separate Return Limitation Year (SRLY) NOLs which expire in 2002. At December 31, 2002, we have capital loss carryforwards of approximately $24.3 million that expire in 2006. Our December 25, 2001 net deferred tax liability and December 31, 2002 net deferred tax asset do not include any value for our SRLY net operating loss or capital loss carryforwards.

Joint Ventures and Collaborative Agreements

We partially own 17 properties in partnership with other entities and may in the future enter into further joint venture or other collaborative arrangements related to additional properties. Our investments in these joint ventures may, under certain circumstances, involve risks not otherwise present in our business, including the risk that our partner may become bankrupt, the impact on our ability to sell or dispose of our property as a result of buy/sell rights that may be imposed by the joint venture agreement, and the risk that our partner may have economic or other interests or goals that are inconsistent with our interests and goals and that they may be in a position to veto actions which may be in our best interests.

Effect of Events of September 11, 2001 and Related International Geopolitical Uncertainties

The September 11, 2001 terrorist attacks on the U.S. immediately impacted our operating performance through cancellations at resorts and decreased activity at our clubs. Currently the war with Iraq and the economic recession have created a level of uncertainty with the world’s political climate that we believe affects levels of usage of our properties. As such, there can be no assurance that the economic and political climate will fully recover in the near future. Although past military conflicts have generally boosted the economy in the long-run, there can be no assurance that a protracted military action will not ensue, which could delay the effects of an economic turnaround. If the slow business conditions in the economy continue or become more severe, or if catastrophic events, including additional terrorist attacks on U.S. targets or a prolonged military effort with Iraq and/or other nations, were to occur in the future, our revenues and operating results will be significantly impacted.

Seasonality of Demand; Fluctuations in Quarterly Results

Our quarterly results fluctuate as a result of a number of factors. Usage of our country club and golf facilities and resorts declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. Our business clubs typically generate a greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the fourth quarter consists of 16 or 17 weeks of operations and the first, second and third fiscal quarters each consist of 12 weeks. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth quarters of each year and have lower revenues and profits in the first quarter. The timing of purchases, sales, leases of facilities, or divestitures, has also caused and may cause our results of operations to vary significantly in otherwise comparable periods.

Our results can also be affected by non-seasonal and severe weather patterns. Periods of extremely hot, cold or rainy weather in a given region can be expected to reduce our golf-related revenue for that region. Similarly, extended periods of low rainfall can affect the cost and availability of water needed to irrigate our golf courses and can adversely affect results for facilities in the region affected. Keeping turf grass conditions at a satisfactory level to attract play on our golf courses requires significant amounts of water. Our ability to irrigate a course could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in regard to a large number of properties could adversely affect our business and results of operations.

Conversely, floods caused by extreme rains may interrupt golf play at affected properties and result in property losses that may not be fully insured. We carry comprehensive liability, fire, flood and extended insurance coverage, as applicable, on all of our properties. We believe that that the policy specifications and insured limits are customary for similar properties and all of our existing golf clubs, resorts and business clubs are insured within industry standards. There are, however, losses of a catastrophic nature, such as those caused by wars, terrorist attacks or earthquakes, which may be either uninsurable or not economically insurable. Should an uninsured loss occur, we could lose both our invested capital in and anticipated profits from that property.

Inflation

Inflation has not had a significant impact on us. As operating costs and expenses increase, we generally attempt to offset the adverse effects of increased costs by increasing prices in line with industry standards. However, we are subject to the risks that our costs of operations will increase and we will be unable to offset those increases through increased dues, fees or room rates without adversely affecting demand. In addition to inflation, factors that could cause operating costs to rise include, among other things, increased labor costs, lease payments at our leased facilities, energy costs and property taxes.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” The main provisions of this statement address classification of debt extinguishments and accounting for certain lease transactions. This statement is effective for fiscal years beginning after May 15, 2002. We have not adopted SFAS No. 145 and implementation of this statement will not have an impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The main provisions of this statement address the recognition of liabilities associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. Implementation of this statement had no impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. Implementation of this interpretation had no impact on our consolidated financial statements.

In December 2002, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which changes the criteria by which one company includes another entity in its consolidated financial statements. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns of both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. We are currently evaluating the impact this interpretation will have on our Consolidated Financial Statements. We believe that this statement may cause us to consolidate a joint venture that would add assets of $9.5 million and liabilities of $8.9 million to our Consolidated Balance Sheet. This is investment is carried as an equity investment as December 31, 2002. See Note 2 of the Notes to the Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. We have not chosen to adopt the fair value measurement provisions of SFAS 123; however, we are in compliance with the disclosure requirements as of December 31, 2002 as shown in Notes 1 and 12 of the Notes to the Consolidated Financial Statements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes and foreign currency fluctuations. In 2002, our interest rate exposure was principally attributable to our combined $650.0 million senior credit facility and our $30.0 million Priority Term Loan, on which interest was typically determined using a LIBOR-based pricing matrix as defined in the agreements. During the past three fiscal years, we used financial instruments in the form of interest rate swaps to manage our interest rate exposure on portions of the borrowings under these credit facilities. We do not enter into derivative or interest rate transactions for speculative or trading purposes.

Our interest rate exposure is determined by a variety of factors, with the primary being the current LIBOR rate. The majority of our outstanding variable interest rate debt is based on the 30 and 90 day LIBOR rate plus an incremental margin (between 175 and 500 basis points in 2002) as determined by the agreements in place under these credit facilities. This incremental margin is subject to change based on certain of our financial ratios as specified in the agreements. During 2002, the variable LIBOR interest rate related to these facilities, excluding the incremental margin, had a monthly average high of 1.95% in April 2002, a monthly average low of 1.36% in November 2002 and an annual average of 1.78%. As of March 31, 2003, the 30 day LIBOR interest rate was approximately 1.34%.

Our objective in managing the exposure to foreign currency fluctuations is to reduce operating income and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on our core businesses. We have historically managed this risk through the limited amount of our investments in these foreign economies.

The table below presents the principal amounts, weighted average interest rates as of December 31, 2002 and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt (dollars in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed rate debt	$11,138	$5,593	$4,162	$1,037	$680	$7,863	$30,473	$32,041
Weighted average interest rate at December 31, 2002							8.23%
Variable rate debt (primarily LIBOR)	$58,345	$357,557	$64,671	$87,349	$73,047	$1,781	$642,750	$644,164
Weighted average interest rate at December 31, 2002							5.48%

Totals	$69,483	$363,150	$68,833	$88,386	$73,727	$9,644	$673,223	$676,205

The table below presents the notional amounts, pay rates, receive rates, maturity dates, and mark-to-market value of our interest rate swap agreements outstanding as of December 25, 2001 and December 31, 2002 (dollars in thousands):

Notional Amount	$25,000	$100,000	$25,000	$25,000	$25,000	$10,000	$5,000	$5,000	$5,000
Pay Rate	7.180%	5.790%	7.210%	6.945%	6.935%	5.250%	5.630%	5.430%	5.530%
Receive Rate	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR
Maturity Date	06/06/2003	06/30/2003	06/30/2003	06/30/2003	07/11/2003	09/02/2003	09/02/2003	09/02/2003	09/02/2003
Mark-to-Market Value

December 25, 2001	($1,611)	($4,504)	($1,674)	($1,589)	($1,589)	($367)	($199)	($208)	($216)
December 31, 2002	($736)	($2,254)	($741)	($711)	($821)	($263)	($144)	($138)	($141)

As the tables incorporate only those exposures that existed as of December 31, 2002, they do not consider those exposures or positions that could arise after that date. The change in the mark-to-market value of the interest swaps is a result of (1) the change in the 30 day LIBOR rates as of December 25, 2001 and December 31, 2002, and (2) the passage of time relating to the swaps. Moreover, because firm commitments are not presented in the tables above, the information presented herein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time and interest rates.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and executive officers as of March 31, 2003:

Name	Age	Position
Robert H. Dedman, Jr. (1) (2) (3)	45	Chairman of the Board and Chief Executive Officer
John A. Beckert (1) (2) (3)	49	President, Chief Operating Officer, and Director
Nancy M. Dedman	75	Director
Patricia Dedman Dietz	47	Director
James L. Singleton (2) (3)	47	Director
Bahram Shirazi (2) (3)	39	Director
Jeffrey P. Mayer (1) (3)	46	Chief Financial Officer
Terry A. Taylor (1)	47	Executive Vice President, Secretary and General Counsel
James E. Maser (1)	65	Executive Vice President
Patrick A. Corso	52	President, The Pinehurst Company
Frank C. Gore	53	Executive Vice President, ClubCorp USA, Inc.
Douglas T. Howe	45	Executive Vice President, ClubCorp USA, Inc.

(1)	Member of the Investment Committee
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee

Our board of directors is currently comprised of the Chairman of the Board and five other directors. One of our current directors and the Chairman were initially elected as directors in May 1999 and each such person was a director of our predecessor corporation. In connection with the Stockholders Agreement dated October 26, 1999 between The Cypress Group and certain stockholders affiliated with the Dedman family (the Dedman Stockholders), three additional non-employee director positions were added to the Board. Two representatives of The Cypress Group, James L. Singleton and Bahram Shirazi, were initially elected to these positions in October 1999 and were re-elected in May 2001. The Cypress Group has a right to designate two directors as long as it owns 50% or more of the common stock it purchased from the Dedman Stockholders, pursuant to a Stock Purchase Agreement, dated October 26, 1999, executed in connection with the Stockholders Agreement, and at least one director as long as it owns at least 25% of such common stock. The Dedman Stockholders retain the right to appoint one additional non-employee director, as specified in the Stockholders Agreement. All employee directors, the Chairman of the Board and Nancy Dedman hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by the Board and serve until their successors are duly elected and qualified.

Committees of the Board of Directors

The Investment Committee consists of five executive officers and has been delegated the authority by our Board for a variety of matters, including the authority to approve certain acquisitions, dispositions, and expansion and development projects. Where our Board desires to delegate certain authority to the Investment Committee and applicable law prevents the delegation of such authority to a committee that includes persons in addition to directors, the authority is exclusively delegated to the directors who are members of the Investment Committee. Our Audit Committee consists of four directors and our Compensation Committee consists of four directors and an executive officer. Two members on each of the Audit and Compensation Committees are non-employee directors. Under the terms of the Stockholders Agreement, as long as The Cypress Group is entitled to designate one director to our Board, each committee of the Board must include at least one representative of The Cypress Group.

Directors

Robert H. Dedman, Jr. joined us in 1980 and served as Director of Corporate Planning from 1980 until 1984. From 1984 until 1987, Mr. Dedman was an associate at Salomon Brothers Inc., specializing in mergers and acquisitions. Mr. Dedman returned to us in 1987 as Chief Financial Officer. Since 1989, Mr. Dedman has served as a director of ClubCorp and in August 2002 became our Chairman of the Board. Mr. Dedman served as our Chief Operating Officer from 1989 through 1997 and as our President from 1989 through August 2002. In 1998 Mr. Dedman became our Chief Executive Officer. Mr. Dedman is a director of Home Interiors and Gifts, Inc.

John A. Beckert joined us in August 2002 as President and Chief Operating Officer. Mr. Beckert, who has 21 years of experience in the hospitality industry, has also joined our board of directors. From 2000 to 2002, Mr. Beckert was a partner in Seneca Advisors LLP, a consulting and private investment firm. Prior to 2000, Mr. Beckert served 19 years at Bristol Hotels and Resorts, most recently as President and Chief Operating Officer.

Nancy M. Dedman was elected to our board of directors in August 2002. Mrs. Dedman previously served as a director of our predecessor, ClubCorp International, Inc., from its inception until 1998.

Patricia Dedman Dietz has been one of our directors of since 1982. Mrs. Dietz has been a psychotherapist in private practice for the last 18 years.

James L. Singleton was initially elected as one of our directors in 1999 and has been President of The Cypress Group, a private merchant banking firm, since early 2002. Prior to 2002, he was a Vice-Chairman of The Cypress Group since its formation in 1994. Prior to joining The Cypress Group, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. He is also a director of Danka Business Systems PLC, and WESCO International, Inc.

Bahram Shirazi was initially elected as one of our directors in 1999, and has been a Managing Director of The Cypress Group, a private merchant banking firm, since 1998. Prior to 1998, he was a Principal at The Cypress Group since its formation in 1994. Prior to joining The Cypress Group, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc.

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

Terry A. Taylor has been our Secretary and General Counsel since 1990. In 1998, Mr. Taylor became one of our Executive Vice Presidents. Mr. Taylor was one of our directors from 1994 to 1998.

James E. Maser has been associated with us since 1965 and was one of our directors from 1971 to 1998. Mr. Maser plans to retire from the Company effective June 30, 2003.

Patrick A. Corso was named President of The Pinehurst Company in 2000, and has held various positions and offices since joining us in 1985, including being named as President of Pinehurst in 1987 and Executive Vice President of our resorts line of business in 1994. He is also a director of Centennial Bank.

Frank C. Gore joined us in 1978 and since that time he has held various positions and offices with us. Mr. Gore was promoted to Executive Vice President of ClubCorp USA, Inc. in 1987.

Douglas T. Howe joined us in 1975 and has served in various positions and offices related to our operations and business development in that time. Mr. Howe was promoted to Executive Vice President of ClubCorp USA, Inc in 1995.

Robert H. Dedman, Jr. and Patricia Dedman Dietz are siblings and are the children of Nancy M. Dedman.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our chief executive officer and our four other most highly compensated executive officers (collectively, the “Named Executive Officers”) during the years ended December 26, 2000, December 25, 2001, and December 31, 2002:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1) (3)	Securities Underlying Options (2)	All Other Compensation (5)
Robert H. Dedman, Jr. Chief Executive Officer, President and Director	2002 2001 2000	$557,024 557,024 535,600	$222,068 193,804 —	$— — —	78,000 78,000 118,000	$1,172 1,072 2,100	(6) (6) (6)

James M. Hinckley Previous Chief Operating Officer and Director (8)	2002 2001 2000	385,008 385,008 370,200	50,675 137,945 —	— — —	33,000 56,100	2,200 2,040 64,920	(6) (6) (4)

Jeffrey P. Mayer Chief Financial Officer (9)	2002 2001 2000	338,000 338,000 221,250	96,200 104,000 111,222	— — —	46,500 50,000 175,000	— 694 652	(6) (6)

Patrick A. Corso President, The Pinehurst Company	2002 2001 2000	259,290 250,700 224,423	106,650 60,000 139,125	— — —	36,000 60,000 25,100	10,490 10,838 12,083	(7) (7) (7)

Frank C. Gore Executive Vice President, ClubCorp USA, Inc.	2002 2001 2000	234,000 234,000 225,000	107,817 59,876 118,755	— — —	36,000 50,000 25,100	705 922 1,393	(6) (6) (6)

(1)	There was no other annual compensation, perquisites and other personal benefits, securities or property greater than either $50,000 or 10% of the total annual salary and bonus or other annual compensation reported for each Named Executive Officer in 2000, 2001 or 2002.
(2)	Reflects options to acquire our common stock granted pursuant to the ClubCorp Omnibus Stock Plan (the Omnibus Stock Plan).
(3)	There were no restricted stock awards for 2000, 2001 or 2002 and there were no unvested restricted stock awards as of December 31, 2002.
(4)	Represents value realized on SAR exercises of $62,820 and Basic Matching Contributions and Discretionary Matching Contributions of $2,100 made by us on Mr. Hinckley’s behalf pursuant to the Amended Plan. These SARs were awarded in 1990 under grants from the ClubCorp USA, Inc. Stock Appreciation Rights Program. There were no other payouts of long-term compensation for 2000, 2001, or 2002.
(5)	Our Amended Plan permits eligible employees to purchase participation interests through payroll deductions. In addition, we contribute an amount that vests over time on each participant’s behalf equal to 20% (the Basic Matching Contribution) and up to an additional 30% (the Discretionary Matching Contribution) of the participant’s contribution. All contributions to the Amended Plan are invested in common stock (except for contributions temporarily invested in cash pending investment in common stock, to process Plan distributions or to pay direct Plan expenses).
(6)	Represents Basic Matching Contributions and Discretionary Matching Contributions made by us on the individual’s behalf pursuant to the Amended Plan.
(7)	Represents Basic Matching Contributions and Discretionary Matching Contributions of $2,273 in 2000, $1,148 in 2001, and $1,200 in 2002, made by us on Mr. Corso’s behalf pursuant to the Amended Plan. Also includes auto allowance of $9,290 in 2000, 2001, and 2002, in addition to miscellaneous expenses of $520 in 2000 and $400 in 2001, made by us on Mr. Corso’s behalf.
(8)	Mr. Hinckley resigned from ClubCorp effective July 23, 2002. As a result, $222,120 of his 2002 compensation constitutes salary earned during his employment with us, while the remaining $162,888 was paid as severance under his termination agreement. See Item 13 – “Certain Relationships and Related Transactions.”
(9)	Mr. Mayer joined us in April 2000 as Chief Financial Officer. As such, he did not earn any compensation from us prior to his hiring.

Option Grants in Last Fiscal Year Table

The following table summarizes for each Named Executive Officer, each grant of stock options during the fiscal year ended December 31, 2002:

Option Grants in Last Fiscal Year (3)

Individual Grants
Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year (1)	Exercise Price	Expiration Date	Grant Date Fair Value (2)
Robert H. Dedman, Jr.	78,000	5.63%	$12.10	2/29/12	$566,093
James M. Hinckley (4)	33,000	2.38	12.10	2/29/12	239,501
Jeffrey P. Mayer	46,500	3.36	12.10	2/29/12	337,478
Patrick A. Corso	36,000	2.60	12.10	2/29/12	261,274
Frank C. Gore	36,000	2.60	12.10	2/29/12	261,274

(1)	The Omnibus Stock Plan was adopted to be effective February 1998. The Omnibus Stock Plan provides for granting to key employees options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting is determined at the time of grant and is generally three to five years. A total of 1,384,300 options were granted in 2002 with a five year vesting and a ten year expiration date. None of these options are currently exercisable.
(2)	Fair value was calculated using the Black-Scholes option pricing model. Use of this model should not be viewed in any way as a forecast of the future performance of our common stock, which will be determined by future events and unknown factors. The estimated values under the Black-Scholes model are based upon the following assumptions as to variables: risk free rate of return (4.88%), stock price volatility (40%), dividend yield (0) and term (10 years).
(3)	Subsequent to December 31, 2002, we presented an offer to employees (with the exception of our Chairman and Chief Executive Officer, Robert H. Dedman, Jr. and our President and Chief Operating Officer, John A. Beckert) with outstanding options to immediately cancel certain of their existing options under the Plans. Under this proposal, each employee would then receive the same number of options at the grant date fair market value during the third quarter of 2003. As of March 15, 2003, virtually all covered employees had accepted our offer.
(4)	Mr. Hinckley resigned from ClubCorp effective July 23, 2002. Upon his resignation, options granted to him in 2002 were forfeited. See Item 13—“Certain Relationships and Related Transactions.”

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table summarizes for each Named Executive Officer, each exercise of stock options during the fiscal year ended December 31, 2002 and the fiscal year-end value of unexercised options:

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values (4)

Name	Shares Acquired On Exercise	Value Realized	Number of Shares Of Common Stock Underlying Exercised Options at Year-End		Value of Unexercised In-the-Money Options At Year-End (1) (2) (3)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert H. Dedman, Jr.	—	$—	592,400	301,600	$—	$—
James M. Hinckley (5)	—	—	—	—	—	—
Jeffrey P. Mayer	—	—	115,000	156,500	—	—
Patrick A. Corso	—	—	127,560	126,540	—	—
Frank C. Gore	—	—	128,060	116,040	—	—

(1)	The ClubCorp Inc. Executive Stock Option Plan (the Executive Option Plan) was adopted in August 1995 and was amended and restated effective January 2001. The Executive Option Plan provides for granting options to purchase shares of common stock to key employees at a price not less than the fair market value at the date of grant. The options vest evenly over a 10 year period from the date the option is granted, if the employee maintains a certain performance level as defined in the Executive Option Plan. Each of the Named Executive Officers met the required performance level defined in the Executive Option Plan for 2000, 2001, and 2002. Thus, approximately 70% of the shares granted are vested and exercisable, dependent upon the year of grant.
(2)	The Omnibus Stock Plan was effective February 1998 and was amended and restated effective January 2001. The Omnibus Stock Plan provides for granting to key employees options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting is determined at the time of grant and is generally three to five years with a ten year expiration date.
(3)	Based upon the most recent appraised value of $9.42 per share.
(4)	Subsequent to December 31, 2002, we presented an offer to employees (with the exception of our Chairman and Chief Executive Officer, Robert H. Dedman, Jr. and our President and Chief Operating Officer, John A. Beckert) with outstanding options to immediately cancel certain of their existing options under the Plans. Under this proposal, each employee would then receive of the same number of options at the grant date fair market value during the third quarter of 2003. As of March 15, 2003, virtually all covered employees had accepted our offer.
(5)	Mr. Hinckley resigned from ClubCorp effective July 23, 2002. See Item 13—“Certain Relationships and Related Transactions.” Upon his resignation, all outstanding options granted to him under the Executive Option Plan and the Omnibus Stock Plan were forfeited.

Compensation of Directors

Directors who are not officers of ClubCorp receive $200 and reimbursement of travel expenses for each of our board meetings attended.

Compensation Committee Interlocks and Insider Participation

Effective February 2000 the Board of Directors created the Compensation Committee consisting of five directors and executive officers, of which two must be non-employee directors. The Compensation Committee currently consists of Mr. Dedman, Jr., Mr. Beckert, Mr. Mayer, Mr. Singleton and Mr. Shirazi. For disclosure regarding certain relationships between such members and ClubCorp, see Item 13 “Certain Relationships and Related Transactions.” The Compensation Committee is responsible for establishing the compensation of our directors and executive officers. We generally hire an independent third party to provide our Compensation Committee information and recommendations on compensation for our executive officers. Our Compensation Committee uses that information to make recommendations to our board of directors.

Employment Agreements; Key-Man Life Insurance

With the exception of our President and Chief Operating Officer, we do not have any employment agreements with our named executive officers or employees. We do have non-disclosure and non-competition agreements with the majority of our salaried employees, excluding the Chairman of the Board and Chief Executive Officer. In addition, we do not maintain key-man life insurance policies on any of our officers or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2002:

Equity Compensation Plan Information

	(a)	(b)	(c)	(d)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	Total of Securities Reflected in Columns (a) and (c)
Equity Compensation Plans Approved by Shareholders (1) (2)	6,301,757	$13.63	2,135,104	8,436,861
Equity Compensation Plans Not Approved by Shareholders	—	—	—	—

Total	6,301,757	$13.63	2,135,104	8,436,861

(1)	Includes outstanding options under the Executive Stock Option Plan, which was adopted by our Board in August 1995 and was amended and restated effective January 2001. We do not intend to issue new grants under this plan.
(2)	Includes outstanding options under the Omnibus Stock Plan, which was adopted by our Board in February 1998 and was amended and restated effective January 2001. We have reserved an additional 2.1 million shares of our common stock for granting awards under this plan in addition to those already granted.
(3)	Based upon the weighted-average fair market value as determined by the most recent appraisal value available at the respective grant dates.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of our common stock, as of March 31, 2003, by (i) each Named Executive Officer, (ii) each person or group known by us to be the beneficial owner of more than 5.0% of the outstanding common stock, (iii) each of our directors and (iv) all of our directors and executive officers as a group:

	Shares of Common Stock Beneficially Owned
Name	Number	Percentage
Nancy M. Dedman (1) (4)	44,083,546	47.0%
Robert H. Dedman, Jr. (1) (5)	35,958,172	38.1
The Cypress Group (2) (6)	15,075,000	16.0
Patricia Dedman Dietz (1) (7)	13,021,136	13.9
Mark W. Dietz (1) (8)	13,021,136	13.9
Frank C. Gore (1) (9)	165,085	*
Patrick A. Corso (1) (9)	156,760	*
Jeffrey P. Mayer (1) (9)	144,300	*
James M. Hinckley (3)	29,444	*
John A. Beckert (1)	—	*
James L. Singleton (2)	—	*
Bahram Shirazi (2)	—	*
All directors and executive officers as a group (12 persons) (10)	71,457,365	75.1

*	less than 1.0%

(1)	Such person’s address is 3030 LBJ Freeway, Suite 700, Dallas, Texas 75234.
(2)	Such entity’s or person’s address is 65 East 55th Street, New York, New York 10022.
(3)	Such person’s address is 5080 Spectrum Drive, Suite 1000E Addison, TX 75001. Mr. Hinckley resigned from ClubCorp effective July 23, 2002.
(4)	Includes 21,127,248 shares owned by the estate of Robert H. Dedman, Sr., and 1,264,761 shares owned by trusts for which Robert H. Dedman, Jr. and Nancy M. Dedman are trustees and share voting power. Pending administration and distribution of Mr. Dedman, Sr.’s estate, Robert H. Dedman, Jr. and Nancy M. Dedman, as the executors of the estate, may be deemed to have shared voting power with respect to the shares beneficially owned by the estate.
(5)	Includes 12,168,507 shares owned by trusts for the benefit of Robert H. Dedman, Jr., 13,627 shares owned by Robert H. Dedman, Jr.’s wife, Rachael Dedman, 8,685 shares owned by trusts for the benefit of Robert H. Dedman, Jr.’s minor children, Catherine Dedman and Nancy Dedman, for which Mr. Dedman, Jr. is a trustee and shares voting and investment power, and 661,600 shares of common stock issuable upon exercise of options that may be exercised within 60 days of this report. Excludes 12,262,807 shares owned by trusts for the benefit of Patricia Dedman Dietz and 75,425 shares owned by trusts for the benefit of the Dietz’s minor children, Christina Dietz, Jonathan Dietz, and Jeffrey Dietz, for which Robert H. Dedman, Jr. serves as a trustee and shares voting and investment power.
(6)	Includes 11,880,303, 1,485,557, 114,646, 505,051, and 76,943 shares owned by Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners II L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd., respectively. Includes 855,563, 107,325, 8,100, 36,450, and 5,062 shares of common stock issuable upon exercise of stock warrants that may be exercised within 60 days of this report to Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners II L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd., respectively.
(7)	Includes 16,516 shares and 41,850 shares of common stock issuable upon exercise of options that may be exercised within 60 days of this report owned by Patricia Dedman Dietz’s husband, Mark W. Dietz, 12,262,807 shares owned by trusts for Mrs. Dietz’s benefit, 75,425 shares owned by trusts for the benefit of the Dietz’s minor children, Christina Dietz, Jonathan Dietz, and Jeffrey Dietz, for which Mrs. Dietz is a trustee and shares voting and investment power. Excludes 12,168,507 shares owned by trusts for the benefit of Robert H. Dedman, Jr., for which Mrs. Dietz is a trustee and shares voting and investment power.
(8)	Includes 624,538 shares owned by Mark W. Dietz’s wife, Patricia Dedman Dietz, 12,262,807 shares owned by trusts for the benefit of Mrs. Dietz, 75,425 shares owned by trusts for the benefit of the Dietz’s minor children, Christina Dietz, Jonathan Dietz, and Jeffrey Dietz, for which Mrs. Dietz is a trustee and shares voting and investment power and 41,850 shares of common stock issuable upon exercise of options that may be exercised within 60 days of this report.
(9)	Includes 155,260, 156,760, and 134,300 shares of common stock issuable upon exercise of options that may be exercised within 60 days of this report for Mr. Gore, Mr. Corso and Mr. Mayer, respectively.
(10)	Includes 1,434,300 shares of common stock issuable upon exercise of options that may be exercised within 60 days of this report for our executive officers and directors.

The estate of Robert H. Dedman, Sr. and his family currently own approximately 75% of our common stock. The holders of a majority of the common stock can elect all of our directors and approve or disapprove certain fundamental corporate transactions, including a merger or sale of all of our assets, subject to the terms of the Stockholders Agreement. The transfer of a substantial portion of the common stock owned by Nancy M. Dedman, or by her children could result in a change in our control and could affect our management or future direction.

Item 13. Certain Relationships and Related Transactions

In an agreement effective September 4, 2001, we sold the stock of a wholly owned subsidiary, The Owners Club at Telluride, Inc., which owned a majority interest in Telluride Club Mountain Village, LLC, (collectively referred to as Telluride), for nominal consideration to Telluride Holdings 2001 LLC, a limited liability company which is owned in approximate one-third interests by Jeffrey P. Mayer, our Chief Financial Officer, James M. Hinckley, our previous Chief Operating Officer, and Rudy Anderson, Senior Vice President of ClubCorp USA, Inc. The sale resulted in the transfer of ownership of Telluride, with assets of $23.7 million and liabilities of $22.2 million, and a net loss on divestiture of assets of approximately $3.8 million and it was anticipated that the ownership would subsequently be transferred to another third party. The effect of this transaction was to dispose of an underperforming property and to remove the non-recourse liability owed by Telluride to a third-party lender from our Consolidated Balance Sheet. When combined with other key asset sales completed in the third quarter of fiscal year 2001, this allowed us to meet the leverage ratio required by our senior credit facility, thus allowing us to comply with applicable debt covenants for the fiscal quarter ended September 4, 2001. We continued to provide management services to Telluride under an existing management agreement until June 28, 2002, at which time we discontinued our management agreements with Telluride and recorded a bad debt expense of approximately $350,000, representing unreimbursed expenses incurred under the management agreement.

Telluride was put under receivership in May of 2002. In June of 2002, Telluride’s third party lender sued Telluride, as well as certain ClubCorp entities and officers, alleging among other things, unauthorized transfer of certain bank collateral and intentional misuse of funds. We negotiated a settlement, pending court approval, among the various parties of the lawsuit. In order to induce Telluride 2001 Holdings LLC on behalf of Telluride, to enter into the settlement agreement, we agreed to indemnify Mr. Mayer, Mr. Hinckley and Mr. Anderson for liability that might arise from their participation in the settlement as principals of Telluride. We believe that the incremental exposure related to this indemnity is not significant. Effective October 15, 2002, the third party lender completed its foreclosure on the collateral pledged by Telluride Holdings 2001 LLC in conjunction with the entity’s loan, effectively transferring the assets of Telluride from Messrs. Mayer, Hinckley and Anderson to the lender.

Robert H. Dedman, Sr. was a guarantor of a mortgage loan in the amount of $6.0 million obtained by one of our wholly-owned subsidiaries, pursuant to the terms of a Guaranty Agreement, dated June 17, 2002. Mr. Dedman passed away on August 20, 2002. Pursuant to the terms of the Guaranty Agreement, Mr. Dedman’s rights, duties, and obligations inure to the benefit of and bind his heirs, executors and successors. Mr. Dedman had agreed to absolutely and unconditionally guarantee the full amount of the loan in return for compensation consisting of a single payment of $270,000, plus a monthly fee of .375% of the outstanding principal of the note evidencing the loan, as well as a second lien on the property to support his guaranty.

At the time of his death, Mr. Dedman owned 43,113,993 shares of common stock (or approximately 46.0% of our outstanding common stock) as community property with Mrs. Dedman. Pursuant to Texas law, Robert H. Dedman, Jr. and Mrs. Dedman were qualified as executors of Mr. Dedman’s estate upon issuance of Letters Testamentary. Pending administration and distribution of Mr. Dedman’s estate, Robert H. Dedman. Jr. and Mrs. Dedman, as the executors of Mr. Dedman’s estate, may be deemed to have shared voting power with respect to the shares beneficially owned by Mr. Dedman’s estate. Mrs. Dedman has sole voting and investment power over the shares of our common stock that comprise her community property interest in the shares owned by Mr. Dedman at his death. In his Last Will and Testament, Mr. Dedman gifted the remaining common stock (or approximately 22% of our common stock) to Nancy M. Dedman Trust and approximately 1% of our common stock to various other beneficiaries. Mrs. Dedman and Robert H. Dedman, Jr. will be trustees under the trust and will have shared voting power over the common stock held in the trust.

James M. Hinckley, our previous Chief Operating Officer and member of our board of directors and related committees, resigned his positions with us effective July 23, 2002. We recorded a $0.6 million charge during 2002 related to severance for Mr. Hinckley.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following audited Consolidated Financial Statements of ClubCorp and our subsidiaries as of December 25, 2001 and December 31, 2002, and for the years ended December 26, 2000, December 25, 2001, and December 31, 2002 are included in this Annual Report on Form 10-K, beginning on Page F-1:

Independent Auditors’ Report

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)	All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the notes thereto.

(a)(3)	See Index to Exhibits on page 49. Exhibits 10.1, 10.3 and 10.4, 10.10 through 10.12, 10.14 through 10.17, 10.20, and 10.24 through 10.26 are compensatory plans.

(b)	Reports on Form 8-K

On September 3, 2002, we filed a Report on Form 8-K, reporting, under Item 1 – “Changes in Control of Registrant”, and Item 5 – “Other Events and Regulation FD Disclosure”, the death of founder and Chairman Robert H. Dedman, Sr., and the hiring of President and Chief Operating Officer John A. Beckert, respectively.

On September 24, 2002, we filed a Report on Form 8-K, reporting, under Item 5 – “Other Events and Regulation FD Disclosure”, our preliminary operating results for the quarter ended September 3, 2002.

(c)	Exhibits

See Index to Exhibits on page 49.

(d)	Financial Statement Schedules

Not applicable.

Supplemental Information

We have not furnished to our security holders an annual report covering our last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders other than a proxy for the election of officers and directors at the annual shareholders meeting if the security holder did not plan to attend, which will be furnished to security holders subsequent to the filing of this annual report. This form of proxy will be supplementally provided to the SEC when sent to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLUBCORP, INC.

By:	/s/Robert H. Dedman, Jr.
Robert H. Dedman, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/Jeffrey P. Mayer
Jeffrey P. Mayer
Chief Financial Officer

By:	/s/John D. Bailey
John D. Bailey
Senior Vice President and Chief Accounting Officer

Date:	April 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

* Robert H. Dedman, Jr.	Chairman of the Board and Chief Executive Officer	April 7, 2003

* John A. Beckert	President, Chief Operating Officer, and Director	April 7, 2003

* Nancy M. Dedman	Director	April 7, 2003

* Patricia Dedman Dietz	Director	April 7, 2003

* James L. Singleton	Director	April 7, 2003

* Bahram Shirazi	Director	April 7, 2003

By:	/s/John D. Bailey John D. Bailey Attorney-in-Fact

*	Power of Attorney authorizing John D. Bailey to sign this annual report on Form 10-K on behalf of the directors and certain officers of the Company is being filed with the Securities and Exchange Commission.

CERTIFICATIONS

I, Robert H. Dedman, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of ClubCorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	Our other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Our other certifying officer and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

6.	Our other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003	By:	/s/Robert H. Dedman, Jr.
Robert H. Dedman, Jr.
Chairman of the Board and Chief Executive Officer

I, Jeffrey P. Mayer, certify that:

1.	I have reviewed this annual report on Form 10-K of ClubCorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	Our other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)	evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Our other certifying officer and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

6.	Our other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003	By:	/s/Jeffrey P. Mayer
Jeffrey P. Mayer
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1*	Articles of Incorporation, as amended, of ClubCorp, Inc.
3.2*	Bylaws, as amended, of Club Corporation International
4.1*	Specimen Certificate evidencing Common Stock of Club Corporation International
4.2~~	Certificate of Incorporation of ClubCorp, Inc.
4.3**	Bylaws of ClubCorp, Inc.
10.1~	ClubCorp Employee Stock Ownership Plan
10.2*	Form of Stockholder Agreement for Club Corporation International
10.3~	ClubCorp Employee Stock Ownership Trust
10.4~	First Amendment to the ClubCorp Employee Stock Ownership Plan and ClubCorp Employee Stock Ownership Trust
10.5~~	$200,000,000 Credit Agreement among ClubCorp, Inc. and Certain Lenders dated March 29, 1999
10.6~~~	Form of First Amendment and Restated Credit Agreement among ClubCorp, Inc. and certain lenders for $650,000,000 dated September 24, 1999
10.7##	Stock Purchase Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October 26, 1999
10.8##	Stockholders Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October 26, 1999
10.9##	Form of Warrant to Purchase Common Stock of ClubCorp, Inc.
10.10@@	Second Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.11@@	Third Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.12@@	Fourth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.13@@	Form of Second Amendment to First Amended and Restated Credit Agreement among ClubCorp, Inc. and certain lenders dated December 20, 2000
10.14@@	Fifth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.15@@	Sixth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.16%	Restated ClubCorp, Inc. Executive Stock Option Plan
10.17%	Restated ClubCorp, Inc. Omnibus Stock Plan
10.18†	Third Amendment and Waiver to First Amended and Restated Credit Agreement among ClubCorp, Inc. and certain lenders dated December 25, 2001
10.19†	Fourth Amendment to First Amended and Restated Credit Agreement among ClubCorp, Inc. and certain lenders dated February 7, 2002
10.20††	Second Amendment to ClubCorp Employee Stock Ownership Trust
10.21†††	Fifth Amendment to First Amended and Restated Credit Agreement among ClubCorp, Inc. and certain lenders dated October 29, 2002
10.22	Sixth Amendment to First Amended and Restated Credit Agreement among ClubCorp, Inc. and certain lenders dated October 29, 2002
10.23	Priority Term Loan Credit Agreement among ClubCorp, Inc. and certain lenders dated October 29, 2002
10.24	Seventh Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.25	Third Amendment to ClubCorp Employee Stock Ownership Trust
10.26	2002 ClubCorp Comprehensive Compensation Plan
21.1	Subsidiaries of ClubCorp, Inc.
23.1	Consent of KPMG LLP
23.2	Consent of Houlihan Lokey Howard and Zukin Financial Advisors, Inc.
24.1	Power of Attorney
99.1	Management certification of Robert H. Dedman, Jr. required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002
99.2	Management certification of Jeffrey P. Mayer required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-83496)
**	Incorporated by reference to our Post-Effective Amendment No. 1 to Form S-8 (Registration Nos. 33-89818, 33-96568, 333-08041, 333-57107 and 333-52612)
~	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 29, 1998
~~	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended March 23, 1999
~~~	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended September 7, 1999
##	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 28, 1999
@@	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 26, 2000
%	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended September 4, 2001
†	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 25, 2001
††	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended March 19, 2002
†††	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended September 3, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

ClubCorp, Inc.:

We have audited the consolidated financial statements of ClubCorp, Inc. and subsidiaries as listed in the accompanying index at Item 15. These consolidated financial statements are the responsibility of ClubCorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClubCorp, Inc. and subsidiaries as of December 25, 2001 and December 31, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the accompanying consolidated financial statements, ClubCorp changed its method of accounting for derivative instruments and hedging activities on December 27, 2000. Also, as discussed in Note 5 to the accompanying consolidated financial statements, effective December 26, 2001, ClubCorp changed its method of accounting for the impairment or disposal of long-lived assets.

KPMG LLP

Dallas, Texas

April 7, 2003

ClubCorp, Inc.

Consolidated Balance Sheet

December 25, 2001 and December 31, 2002

(Dollars in thousands)

Assets	2001	2002
Current assets:
Cash and cash equivalents	$3,212	$2,426
Membership and other receivables, net	96,218	91,338
Inventories	21,044	20,178
Other assets	95,435	73,148

Total current assets	215,909	187,090

Property and equipment, net	1,281,736	1,210,814
Other assets	113,384	173,373

Total assets	$1,611,029	$1,571,277

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$79,246	$71,865
Long-term debt—current portion	50,195	69,483
Other liabilities	121,588	133,544

Total current liabilities	251,029	274,892

Long-term debt	590,055	596,738
Other liabilities	168,282	148,352
Membership deposits	106,741	118,665

Redemption value of common stock held by benefit plan	62,746	38,675

Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 93,742,901 outstanding at December 25, 2001 and 93,727,191 outstanding at December 31, 2002	996	996
Additional paid-in capital	161,674	161,672
Accumulated other comprehensive loss	(7,821)	(8,381)
Retained earnings	337,585	300,102
Treasury stock, 5,851,507 shares at December 25, 2001 and 5,867,217 shares at December 31, 2002	(60,258)	(60,434)

Total stockholders’ equity	432,176	393,955

Total liabilities and stockholders’ equity	$1,611,029	$1,571,277

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Operations

Years Ended December 26, 2000, December 25, 2001 and December 31, 2002

(Dollars in thousands, except per share amounts)

	2000	2001	2002
Operating revenues	$1,018,408	$953,263	$946,996
Operating costs and expenses	797,029	749,865	766,846
Depreciation and amortization	84,592	90,582	91,172
Selling, general and administrative expenses	85,372	80,673	76,971
Loss on disposals and impairment of assets	16,370	42,806	30,917

Operating income (loss) from continuing operations	35,045	(10,663)	(18,910)

Interest and investment income	2,971	2,856	1,792
Interest expense	(55,275)	(57,711)	(62,397)

Loss from continuing operations before income taxes and minority interest	(17,259)	(65,518)	(79,515)

Income tax (provision) benefit	3,877	(31,582)	27,401
Minority interest	1,604	415	1,141

Loss from continuing operations	(11,778)	(96,685)	(50,973)

Discontinued operations:

Loss from discontinued operations before income taxes	(4,239)	(6,363)	(15,833)
Income tax (provision) benefit	(477)	(2,802)	5,252

Loss from discontinued operations	(4,716)	(9,165)	(10,581)

Net loss	$(16,494)	$(105,850)	$(61,554)

Basic and diluted loss per share on:
Loss from continuing operations	$(0.12)	$(1.03)	$(0.54)
Loss from discontinued operations	(0.05)	(0.10)	(0.11)

Basic and diluted loss per share	$(0.17)	$(1.13)	$(0.66)

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

Years Ended December 26, 2000, December 25, 2001 and December 31, 2002

(Dollars in thousands)

	Common stock (250,000,000 shares authorized, par value $.01 per share)
	Shares Issued	Treasury Stock Shares	Shares Outstanding	Par Value
Balances at December 28, 1999	99,594,408	5,157,505	94,436,903	$996

Purchase of treasury stock	—	523,069	(523,069)	—

Stock issued in connection with:
Purchases by benefit plan	—	(32,258)	32,258	—
Purchase by executive	—	(10,000)	10,000	—
Bonus plans	—	(54,383)	54,383	—
Exercise of stock options	—	(95,000)	95,000	—

Comprehensive loss:
Net loss	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss

Value of options granted to non-employees	—	—	—	—
Change in redemption value of common stock held by benefit plan	—	—	—	—

Balances at December 26, 2000	99,594,408	5,488,933	94,105,475	$996

Purchase of treasury stock	—	401,172	(401,172)	—

Stock issued in connection with:
Bonus plans	—	(12,734)	12,734	—
Exercise of stock options	—	(25,864)	25,864	—

Comprehensive loss:
Net loss	—	—	—	—
Cumulative effect of change in accounting for derivative instruments and hedging activities, net of income taxes	—	—	—	—
Change in fair market value of financial instruments, net of income taxes	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss

Value of options granted to non-employees	—	—	—	—
Change in redemption value of common stock held by benefit plan	—	—	—	—

Balances at December 25, 2001	99,594,408	5,851,507	93,742,901	$996

Purchase of treasury stock	—	27,859	(27,859)	—

Stock issued in connection with:
Exercise of stock options	—	(12,149)	12,149	—

Comprehensive loss:
Net loss	—	—	—	—
Change in fair market value of financial instruments, net of income taxes	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss

Change in redemption value of common stock held by benefit plan	—	—	—	—

Balances at December 31, 2002	99,594,408	5,867,217	93,727,191	$996

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

Years Ended December 26, 2000, December 25, 2001 and December 31, 2002

(Dollars in thousands)

	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balances at December 28, 1999	$160,408	$841	$449,840	$(47,132)	$564,953

Purchase of treasury stock	—	—	—	(8,735)	(8,735)

Stock issued in connection with:
Purchases by benefit plan	239	—	—	311	550
Purchase by executive	74	—	—	96	170
Bonus plans	368	—	—	394	762
Exercise of stock options	37	—	—	925	962

Comprehensive loss:	—	—	(16,494)	—	(16,494)
Net loss
Foreign currency translation adjustment	—	(4,921)	—	—	(4,921)

Total comprehensive loss					(21,415)

Value of options granted to non-employees	558	—	—	—	558
Change in redemption value of common stock held by benefit plan	—	—	6,456	—	6,456

Balances at December 26, 2000	$161,684	$(4,080)	$439,802	$(54,141)	$544,261

Purchase of treasury stock	—	—	—	(6,407)	(6,407)

Stock issued in connection with:
Bonus plans	80	—	—	129	209
Exercise of stock options	33	—	—	161	194
Comprehensive loss:
Net loss	—	—	(105,850)	—	(105,850)
Cumulative effect of change in accounting for derivative instruments and hedging activities, net of income taxes	—	(2,119)	—	—	(2,119)
Change in fair market value of financial instruments, net of income taxes	—	(5,366)	—	—	(5,366)
Foreign currency translation adjustment	—	3,744	—	—	3,744

Total comprehensive loss					(109,591)

Value of options granted to non-employees	(123)	—	—	—	(123)
Change in redemption value of common stock held by benefit plan	—	—	3,633	—	3,633

Balances at December 25, 2001	$161,674	$(7,821)	$337,585	$(60,258)	$432,176

Purchase of treasury stock	—	—	—	(301)	(301)

Stock issued in connection with:
Exercise of stock options	(2)	—	—	125	123
Comprehensive loss:
Net loss	—	—	(61,554)	—	(61,554)
Change in fair market value of financial instruments, net of income taxes	—	3,852	—	—	3,852
Foreign currency translation adjustment	—	(4,412)	—	—	(4,412)

Total comprehensive loss					(62,114)

Change in redemption value of common stock held by benefit plan	—	—	24,071	—	24,071

	$161,672	$(8,381)	$300,102	$(60,434)	$393,955

ClubCorp, Inc.

Consolidated Statement of Cash Flows

Years Ended December 26, 2000, December 25, 2001 and December 31, 2002

(Dollars in thousands)

	2000	2001	2002
Cash flows from operations:
Loss from continuing operations	$(11,778)	$(96,685)	$(50,973)
Adjustments to reconcile loss from continuing operations to cash flows provided from operations:			—
Loss from discontinued operations	(4,716)	(9,165)	(10,581)
Depreciation and amortization from continuing operations	84,592	90,582	91,172
Depreciation and amortization from discontinued operations	5,378	6,148	2,897
Loss on disposals and impairment of assets from continuing operations	16,370	42,806	30,917
Loss on disposals and impairment of assets from discontinued operations	671	445	15,864
Minority interest in net loss of subsidiaries	(1,604)	(415)	(1,141)
Equity in (earnings) losses of joint ventures	(399)	654	1,866
Amortization of discount on membership deposits	8,920	8,664	9,270
Deferred income taxes	(6,888)	31,782	(32,605)
Decrease in real estate held for sale	21,336	9,982	7,785
(Increase) decrease in membership and other receivables, net	(15,036)	25,359	6,429
Increase (decrease) in accounts payable and accrued liabilities	1,402	9,864	(6,096)
Increase (decrease) in deferred income	655	(39)	106
Increase (decrease) in deferred membership revenues	10,130	(415)	(9,779)
Other	14,895	(8,259)	(986)

Cash flows provided from operations	123,928	111,308	54,145
Cash flows from investing activities:
Additions to property and equipment	(167,716)	(126,498)	(79,471)
Development of new facilities	(51,187)	(51,861)	(15,247)
Development of real estate ventures	(22,681)	(5,090)	(6,648)
Acquisition of facilities	(34,667)	—	—
Investment in affiliates	(6,517)	—	—
Proceeds from disposition of subsidiaries and assets, net	11,966	60,850	39,893
Other	(1,048)	1,964	(4,128)

Cash flows used by investing activities	(271,850)	(120,635)	(65,601)
Cash flows from financing activities:
Borrowings of long-term debt	187,343	20,400	58,027
Repayments of long-term debt	(44,696)	(30,148)	(33,253)
Loan origination and amendment fees	(1,621)	(267)	(14,348)
Discounted value of membership deposits received, net	2,114	3,676	422
Treasury stock transactions, net	(7,773)	(5,893)	(178)
Proceeds from sale of stock, net	720	—	—

Cash flows provided from (used by) financing activities	136,087	(12,232)	10,670

Net cash flows continuing operations	(13,168)	(18,987)	(8,966)
Net cash flows from discontinued operations	1,333	(2,572)	8,180

Total cash flows from all operations	(11,835)	(21,559)	(786)

Cash and cash equivalents at beginning of year	36,606	24,771	3,212

Cash and cash equivalents at end of year	$24,771	$3,212	$2,426

See accompanying Notes 1, 7, and 15 for supplemental disclosures of non-cash activities and cash paid for interest and income taxes.

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Note 1. Summary of significant accounting policies

Consolidation

The Consolidated Financial Statements include the accounts of ClubCorp, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Investments in affiliates for which we do not have operational or financial control are accounted for on the equity method. Under the equity method, original investments are recorded at cost and adjusted by dividends received and our share of the undistributed earnings or losses of these affiliates (Note 2). The investment balances are included in other non-current assets and liabilities in the accompanying Consolidated Balance Sheet.

There is no minority interest recorded for minority stockholders of three country clubs, five golf clubs in development and one resort subsidiary because of deficit capital positions. We have recognized minority stockholders’ share of these entities’ cumulative and 2002 losses, which are approximately $5,803,000 and $2,658,000, respectively. We will recognize future positive earnings of these subsidiaries to the extent of minority interest losses previously absorbed.

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

Fiscal year

Our fiscal year consists of a 52/53 week fiscal year ending on the last Tuesday of December. Our 2000, 2001 and 2002 fiscal years are comprised of the 52 weeks ended December 26, 2000, December 25, 2001 and the 53 weeks ended December 31, 2002.

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

Cash and cash equivalents

Our policy is to invest cash in excess of operating requirements in income producing investments. For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include cash on hand and interest-bearing deposits in financial institutions, all of which have maturities of 180 days or less. Cash equivalents at December 25, 2001 were approximately $1,962,000. At December 31, 2002, there were no cash equivalents.

Membership, other receivables, and long-term receivables

Membership and other receivables as well as other long-term receivables are recorded net of an allowance for doubtful accounts of $7,275,000, $8,903,000 and $3,426,000 for the years ended December 26, 2000, December 25, 2001 and December 31, 2002, respectively, and amounts charged to bad debt expense were $4,893,000, $5,111,000 and $4,660,000, respectively. Amounts written off were $3,680,000, $3,483,000 and $10,137,000 for each of the years ended December 26, 2000, December 25, 2001 and December 31, 2002, respectively.

Inventories

Inventories, which consist primarily of food and beverage and merchandise held for resale, are stated at the lower of cost (weighted average cost) or market value.

Property and equipment

Property and equipment is stated at cost. Land and land improvements include non-depreciable golf course improvements including fairways, roughs and trees.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

We capitalize costs that both materially add value and appreciably extend the useful life of an asset. With respect to golf course improvements, only costs associated with original construction, complete replacements, or the addition of new trees, sand traps, fairways or greens are capitalized. All other related costs are expensed as incurred.

Depreciation is calculated primarily using the straight-line method based on the following estimated useful lives:

Depreciable land improvements	10 –20 years
Building and recreational facilities	40 years
Furniture and fixtures	3 – 10 years
Machinery and equipment	3 – 10 years

Leasehold improvements and assets under capital leases are amortized over the period of the respective leases using the straight-line method.

Real estate held for sale

Real estate held for sale consists primarily of land, land development costs and related amenities if they are to be left with the project upon completion. Costs are allocated to project components based on the specific identification method whenever possible. Otherwise, costs are allocated based on their relative sales value. At December 25, 2001 and December 31, 2002, real estate held for sale was $33,109,000, and $32,543,000, respectively, and is included in other non-current assets in the Consolidated Balance Sheet.

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

Stock-based compensation

Stock-based compensation is accounted for using Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. Under APB 25, if the exercise price of the options is greater than or equal to the market price at the date of grant, no compensation expense is recorded. We have also adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-based Compensation” for options issued, as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

ClubCorp, Inc.

Notes to Consolidated Financial Statements

If compensation cost for the option plans had been determined based on the fair value at the grant dates for the options consistent with the methodology of SFAS 123, our net loss and net loss per share would have been changed to the following pro forma amounts (dollars in thousands, except per share amounts):

	2000	2001	2002
Net Loss as reported	$(16,494)	$(105,850)	$(61,554)
Add: Total Stock-Based Compensation Expense determined under fair value method, net of taxes	(4,189)	(3,893)	(2,836)

Pro Forma Loss	$(20,683)	$(109,743)	$(64,390)

Loss per share—Reported	$(0.17)	$(1.13)	$(0.66)

Loss per share—Pro Forma	$(0.22)	$(1.17)	$(0.69)

In accordance with the methodology prescribed under SFAS No. 123, we recognized $558,000 of compensation expense related to non-employee stock options for the year ended December 26, 2000. During the year ended December 25, 2001, we reversed $123,000 for the forfeited non-vested portion of these options. The fair value of each non-employee option was calculated on the date of grant using the Black-Scholes pricing model with the assumptions as discussed in Note 12.

There were no non-employee stock options granted for the year ended December 31, 2002.

Revenue recognition

We recognize revenues from the following sources:

	2000	2001	2002
Revenues from continuing operations:
Membership fees and deposits	$39,445	$36,891	$41,815
Membership dues	311,661	318,117	324,175
Golf operations revenues	192,891	187,210	185,702
Food and beverage revenues	271,200	248,358	249,421
Lodging revenues	69,961	62,959	59,502
Other revenues	133,250	99,728	86,381

Total operating revenues from continuing operations	$1,018,408	$953,263	$946,996

Revenues from discontinued operations:
Membership fees and deposits	$923	$1,263	$849
Membership dues	12,049	13,157	10,752
Golf operations revenues	19,400	22,512	18,687
Food and beverage revenues	16,001	16,563	13,275
Lodging revenues	—	5	27
Other revenues	2,049	2,193	860

Total operating revenues from discontinued operations	$50,422	$55,693	$44,450

Total operating revenues	$1,068,830	$1,008,956	$991,446

Revenues from golf operations, lodging, food and beverage and merchandise sales are generally recognized at the time of sale or when the service is provided.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

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

At the majority of our private clubs, members are expected to pay an advance initiation fee or deposit upon their acceptance as a member to the club. These initiation fees and deposits vary in amount based on a variety of factors such as the supply and demand for our services in each particular market, number of golf courses or breadth of amenities available to the members, and the prestige of having the right to membership of the club. Membership deposits are generally not refundable until a fixed number of years (generally 30) after the date of acceptance as a member, and are expected to cover our cost of providing services to the member over the course of the individual’s membership. For membership deposits, the difference between the amount paid by the member and the present value of the obligation is deferred and recognized as membership fees and deposits revenue on a straight-line basis over the average expected life of an active membership (currently six years for golf and resort memberships and five years for business and sports club memberships). The present value of the deposit obligation is recorded as a membership deposit liability in our consolidated balance sheet and accretes over the nonrefundable term using the effective interest method and is included in interest expense. Membership fees are generally nonrefundable and are deferred and recognized over the average expected life of an active membership, as are the related incremental direct selling costs (primarily commissions) of membership initiation deposits and fees.

At December 31, 2002, the amount of membership deposits contractually due and payable during the next five years is not significant.

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

Effective December 27, 2000, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivatives be recognized at fair value as either assets or liabilities on the balance sheet. The adoption of SFAS 133 resulted in recording approximately $2,119,000, net of $1,141,000 income tax benefit, in comprehensive income(loss) for the cumulative effect of the accounting change (Note 9).

Loss per share

The weighted average and diluted weighted average number of shares used to calculate basic and diluted loss per share were 94,296,265, 93,966,962 and 93,737,410 for the years ended December 26, 2000, December 25, 2001 and December 31, 2002, respectively.

The diluted weighted average shares exclude the assumed conversion of 1,221,183, 864,622 and 265,294 options and warrants due to our net loss for the years ended December 26, 2000, December 25, 2001, and December 31, 2002 respectively (Notes 10 and 12).

Reclassifications

Certain amounts previously reported have been reclassified to conform with the current year presentation.

Recent Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” The main provisions of this statement address classification of debt extinguishments and accounting for certain lease transactions. SFAS 145 is effective

ClubCorp, Inc.

Notes to Consolidated Financial Statements

for fiscal years beginning after May 15, 2002. We have not adopted SFAS No. 145 and implementation of this statement will not have an impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The main provisions of this statement address the recognition of liabilities associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. Implementation of this statement had no impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 redefines the disclosures to be made by the guarantor in its interim and annual financial statements regarding obligations under certain guarantees issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. Implementation of this statement had no impact on our consolidated financial statements.

In December 2002, the FASB issued FASB Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities” which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. We are currently evaluating the impact this statement will have on our Consolidated Financial Statements. We believe that this statement may cause us to consolidate a joint venture that would add assets of $9.5 million and liabilities of $8.9 million to our Consolidated Balance Sheet. This investment is carried as an equity investment at December 31, 2002 (Note 2).

On December 31, 2002, the FASB issued SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. We have not chosen to adopt the fair value measurement provisions of SFAS 123; however, we are in compliance with the disclosure requirements as of December 31, 2002 as shown above

Note 2. Investments in affiliates

Our investments in affiliates at December 31, 2002 include joint ventures for the operation of two real estate developments, six golf clubs, and two business clubs. These investments are reflected in either other non-current assets or other long term liabilities on the Consolidated Balance Sheet and the equity gain or loss is included in operating revenues in the Consolidated Statement of Operations.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

A summary of the significant financial information of affiliated companies accounted for on the equity method is as follows (dollars in thousands):

	2001	2002

Cash	$11,627	$5,900
Property and equipment, net	36,894	33,961
Land held for resale	9,148	914
Other assets	11,143	19,328

Total assets	$68,812	$60,103

Long-term debt	$45,983	$43,209
Membership deposits	2,559	2,427
Other liabilities	27,508	30,057
Venturers’ capital	(7,238)	(15,590)

Total liabilities and venturers’ capital	$68,812	$60,103

Operating revenues	$67,980	$38,618
Operating income	$15,989	$10,709
Net income (loss)	$1,861	$(1,953)
ClubCorp’s equity in:
Venturers’ capital	$(8,713)	$(14,777)
Net income (loss)	$(654)	$(1,866)

The negative Venturers’ capital represents our general partner equity interest in a real estate joint venture that has a cumulative deficit. This deficit is anticipated to be temporary and, therefore, our investment has been taken below zero. This equity investment is also being reviewed to determine if it should be consolidated under the new guidelines set forth in FIN 46 (Note 1).

Note 3. Fair value of financial instruments

Fair value estimates are made at a specific point in time, based on relevant information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Since no market exists for certain financial instruments, fair value estimates are based on our judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect estimates.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents

The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Long-term debt

Fair values for fixed rate, capital lease and other obligations are based on the discounted value of contractual cash flows using our incremental borrowing rates for similar types of debt arrangements. The estimated fair value of these obligations was $38,399,000 and $32,041,000 at December 25, 2001 and December 31, 2002, respectively. The carrying value of these obligations was $37,696,000 and $30,472,000 at December 25, 2001 and December 31, 2002, respectively. Our fluctuating rate obligations’ carrying amounts approximate fair value. (Note 7)

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Interest rate swaps

The estimated fair value of interest rate swaps was ($11,957,000) and ($5,949,000) with notional amounts of $225,000,000 at December 25, 2001 and December 31, 2002. Fair value was based on quotes from the investment banks holding the swap agreements. Our interest rate swaps have been recorded in other long-term liabilities for the year ended December 25, 2001 and in other current liabilities for the year ended December 31, 2002 in the accompanying Consolidated Balance Sheet at December 31, 2002 (Notes 8 and 9).

Membership deposits

The estimated fair value of membership deposits was $125,553,000 and $127,046,000 at December 25, 2001 and December 31, 2002, respectively. The carrying value at December 25, 2001 and December 31, 2002 of membership deposits was $115,550,000 and $125,643,000, respectively. Included in the carrying value are membership deposits that are related to properties that were considered held for sale as of December 31, 2002. The carrying value of membership deposits related to held for sale properties at December 25, 2001 and December 31, 2002 was $8,809,000 and $6,978,000, respectively (Note 5). The fair value of membership deposits is based on the discounted value of future maturities using our incremental borrowing rate.

Note 4. Property and equipment

Property and equipment consists of the following at year-end (dollars in thousands):

	2001	2002
Land and land improvements	$655,257	$683,305
Buildings and recreational facilities	476,739	496,170
Leasehold improvements	114,910	110,623
Furniture and fixtures	136,233	136,928
Machinery and equipment	265,187	266,472
Construction in progress	83,282	13,313

	1,731,608	1,706,811
Accumulated depreciation and amortization	(449,872)	(495,997)

	$1,281,736	$1,210,814

Note 5. Disposal and Impairment of Long- Lived Assets

On December 26, 2001, we adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121 and the portion of Accounting Principles Board Opinion No. 30 that deals with the disposal of a business segment. In conjunction with this statement, for all periods presented, certain assets and liabilities expected to be sold with the held-for-sale entities have been reclassified to Other Current Assets and Other Current Liabilities, and all income and expense items have been reclassified as Discontinued Operations.

As of December 31, 2002, we had fourteen properties classified as held for sale. Three of these properties were held for sale as of December 25, 2001 and were recorded under SFAS 121. The remaining eleven properties were classified as held for sale in the current year and, therefore, were recorded under the guidance of SFAS 144.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

The balance sheet amounts related to these eleven properties were reclassified to Other Current Assets and Other Current Liabilities on the Consolidated Balance Sheet and were comprised of the following (dollars in thousands):

	December 25, 2001	December 31, 2002
Membership and other receivables, net	$1,145	$985
Inventories	622	542
Other current assets	65	3,360
Property and equipment, net	29,487	13,473
Other assets	1,979	7

Total assets	$33,298	$18,367

Accounts payable and accrued liabilities	$772	$645
Other current liabilities	1,419	1,331
Long-term debt	7,405	7,002
Other liabilities	677	632
Membership deposits	8,809	6,978

Total liabilities	$19,082	$16,588

The eleven properties as well as all properties that were divested during the year ended December 31, 2002 were also reclassified to Discontinued Operations on the Consolidated Statement of Operations. See Note 11 for detail of the Statement of Operations impact of Discontinued Operations by segment and in total.

We reviewed all properties held for sale for impairment. We evaluate properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. We use a discounted future operating cash flow with a risk-adjusted discount rate in determining the fair value of the asset and its related impairment. For the year ended December 31, 2002, we recorded impairment of $11,976,000 related to the eleven properties recorded under SFAS 144, $4,773,000 related to the three properties recorded under SFAS 121 and $3,977,000 for six held for sale properties that were divested during the year. For the years ended December 26, 2000 and December 25, 2001, we recorded impairment of $9,419,000 and $2,585,000 under SFAS 121.

For assets to be held and used, we review current property appraisals when available to ensure recoverability. For those properties where no ready fair market value exists, we perform a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the property exceed the carrying amount of the assets of the property in question. If the recoverability test is not met, fair value is determined by comparing the carrying value of the property to its future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management’s projections of the performance of a given property based on its past performance and expected future performance given changes in marketplace, local operations and other factors both in our control and out of our control. Actual results that differ from these estimates can generate material differences in impairment charges recorded, and ultimately, net income or loss in our Consolidated Statement of Operations and the carrying value of properties on our Consolidated Balance Sheet. For the year ended December 31, 2002, impairment charges of $9,000,000 were recognized as a component of operating income or loss in our Consolidated Statement of Operations.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Note 6. Current liabilities

Current liabilities consist of the following at year-end (dollars in thousands):

	2001	2002
Accounts payable	$37,259	$28,205
Accrued compensation and employee benefits	25,165	29,297
Other accrued liabilities	16,822	14,363

Accounts payable and accrued liabilities	79,246	71,865
Long-term debt—current portion	50,195	69,483
Deferred membership revenue	63,062	61,628
Other deferred revenue	18,829	19,266
Property taxes payable	18,676	20,883
Other current liabilities	21,021	31,767

Other liabilities	121,588	133,544

Total current liabilities	$251,029	$274,892

Note 7. Long-term debt

Long-term borrowings are summarized below with weighted average interest rates of 6.91% at year-end 2001 and 5.48% year-end 2002, and the range of maturity dates for debt outstanding at December 31, 2002 in parentheses (dollars in thousands):

	2001	2002
Notes payable to financial institutions:
Fixed rate (2003-2017)	$10,203	$9,697
Fluctuating rate (2003-2015)	600,754	633,972
Notes payable to developers and landlords:
Fixed rate (2003-2013)	2,179	2,349
Fluctuating rate (2003-2008)	1,800	1,777
Capital lease obligations (2003-2043)	19,919	17,154
Other obligations (2003-2006)	5,395	1,272

	640,250	666,221
Less current portion	50,195	69,483

	$590,055	$596,738

The classifications above exclude interest rate swaps with a total notional balance of $225,000,000 at December 31, 2002. Under these agreements, which mature in 2003, we will receive interest at the 30 day LIBOR rate and pay interest at rates ranging from 5.25% to 7.21% (Note 9).

Most of our subsidiaries and other real and personal property and equipment are pledged as collateral on our long-term debt. Our credit facility is comprised of a combined $650.0 million senior secured credit facility, consisting of a $350.0 million revolving line of credit and a $100.0 million Facility A Term Loan which mature on September 24, 2004, and a $200.0 million Facility B Term Loan that matures on March 24, 2007. We also received short-term financing in the form of a $30.0 million Priority Term Loan in October 2002. This Priority Term Loan matures on June 16, 2003. The interest rates on the senior secured credit facility and the Priority Term Loan in 2002 were determined using a LIBOR-based pricing matrix,

ClubCorp, Inc.

Notes to Consolidated Financial Statements

which incorporates an incremental margin of between 175 and 500 basis points that is subject to change based upon certain of our financial ratios, as specified in the amended agreements.

We secured an additional $24.9 million in debt financing through property-level mortgages during 2002. Interest payments under these and our other mortgage loans are based on a variable rate of prime plus 50 to 100 basis points. Payments on these loans amortize over a period of 20 years and mature between April and November 2007, with balloon payments payable upon maturity.

The amounts of our existing long-term debt maturing in each of the five years subsequent to 2002 are as follows (dollars in thousands):

Year
2003	$69,483
2004	363,150
2005	68,833
2006	88,386
2007	73,727
Thereafter	2,642

Total	$666,221

The majority of our debt matures in late 2004. As such, we have been seeking alternative financing arrangements to lengthen the term of our debts through refinancing and to take advantage of historically low market interest rates. Currently we are in negotiations with three external lenders to secure first mortgages on 39 additional properties for a total of approximately $620 million in net proceeds. These notes are expected to mature over a period of three to 10 years, with 20 or 25 year amortization periods and balloon payments payable upon maturity. Interest rates on this financing are expected to be determined based on a combination of both fixed and variable rates, with variable rates based on prime and LIBOR plus an incremental margin of 150 to 375 basis points. Covenants and debt service under this refinancing are expected to be less restrictive than those under our existing credit facility, which we expect will provide us with increased working capital and flexibility in capital spending. We anticipate that this financing will be finalized in mid-2003 and expect to simultaneously apply the majority of the proceeds to fully repay our senior secured credit facility and the Priority Term Loan. As of March 31, 2003, we have received letters of commitment legally securing $500 million of this financing. Also, we have secured a commitment letter for an additional $70 million of the financing, subject to the lender’s finalization of third party participating interest.

The provisions of certain subsidiary lending and lease agreements limit the amount of dividends that may be paid to us. Under the most restrictive of these limitations at December 31, 2002, approximately $15,253,000 of retained earnings was restricted from the declaration of dividends to us.

The amount of cash paid for interest in 1999, 2000 and 2001 was approximately $51,829,000, $66,776,000 and $51,992,000, respectively.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

We lease operating facilities under agreements ranging from 1 to 41 years. These agreements normally provide for minimum rentals plus executory costs. In some cases, we must pay contingent rent generally based on a percentage of gross receipts or positive cash flow as defined in the lease agreements. Future minimum lease payments required at December 31, 2002 under operating leases for buildings and recreational facilities with initial non-cancelable lease terms in excess of one year are as follows (dollars in thousands):

Year
2003	$21,702
2004	20,654
2005	16,358
2006	13,603
2007	12,597
Thereafter	88,955

Total future minimum payments required	$173,869

Total facility rental expense during 2000, 2001 and 2002 was $38,235,000, $37,724,000 and $35,268,000, respectively, including contingent rent of $4,739,000, $4,208,000 and $2,318,000, respectively.

Note 8. Other liabilities

Other liabilities consist of the following at year-end (dollars in thousands):

	2001	2002
Deferred membership revenue	$100,822	$99,918
Investment in joint venture	18,318	19,801
Fair value of derivative instruments and hedging activities	11,957	—
Insurance reserves	9,223	12,621
Deferred tax liability	7,917	—
Other	20,045	16,012

Total other liabilities	$168,282	$148,352

In 2002, our deferred taxes resulted in a deferred tax asset in the amount of $25,512,000, which is included in other long-term assets in the Consolidated Balance Sheet as of December 31, 2002 (Note 15). We also reclassified the fair value of derivative instruments and hedging activities to other current liabilities in 2002 due to the 2003 maturity dates of the interest rate swap contracts (Notes 6 and 9).

Note 9. Derivative instruments

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

ClubCorp, Inc.

Notes to Consolidated Financial Statements

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

At December 25, 2001 and December 31, 2002, we had interest rate swap contracts to pay fixed rates of interest (ranging from 5.25% to 7.21%) and receive variable rates of interest based on LIBOR on an aggregate of $225.0 million notional amount of indebtedness with maturity dates ranging from June 2003 through September 2003. Fair value is determined based on discounted estimated cash flows based on a yield curve. These hedges are highly effective, however for the cumulative transition through December 25, 2001 and December 31, 2002, we recorded $236,000 and $119,000 respectively as interest expense for the ineffective portion of these instruments. The aggregate fair market value of all interest rate swap contracts was $11,957,000 on December 25, 2001 and is included in other long-term liabilities on the Consolidated Balance Sheet (Note 8) and $5,949,000 at December 31, 2002 is included in other current liabilities on the Consolidated Balance Sheet (Note 6).

Note 10. Stockholders’ equity

On December 1, 1999, we sold 9,375,000 shares of common stock and 1,012,500 common stock purchase warrants for a price of $16 per share. The sale resulted in total proceeds of $150,000,000, net of issuance costs of $6,011,000. Each common stock purchase warrant allows the holder to purchase one share of common stock at $17 per share and is exercisable immediately through 2009. The value of these warrants is included in additional paid-in capital and is not significant to our Consolidated Balance Sheet. During the years ended December 25, 2001 and December 31, 2002, no common stock purchase warrants were redeemed. The stock purchase agreement specifies that if certain events under our control do not occur within five years of the date of the agreement, we could, if requested, be obligated to repurchase a portion of the outstanding shares. The amount to be repurchased, if any, is limited by our leverage ratio at that time.

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

Other operations and services consist of international, real estate operations and corporate overhead and intercompany eliminations made in the consolidation between corporate services and other operating segments. International operations include golf and business clubs located outside the United States. The primary sources of operating revenues are consistent with those of domestic golf and business clubs. Realty operations are comprised of residential real estate development and sales, primarily in areas adjacent to golf facilities. A majority of operating revenues are provided from real estate sales.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Prior to June 2002, our management relied primarily on an adjusted EBITDA generated from our properties within the three reportable segments for purposes of making decisions about allocating resources and assessing segment performance. Beginning in June 2002, our management altered the definition of EBITDA to be utilized in management reporting. EBITDA is now defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and loses on disposals and impairment of assets and includes both continued and discontinued operations. EBITDA for all periods presented has been adjusted to reflect this definition. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurements of EBITDA may not be comparable to similar titled measures reported by other companies.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Financial information for the segments is as follows (dollars in thousands):

Consolidated Statement of Operations:	Continuing Operations			Discontinued Operations
	2000	2001	2002	2000	2001	2002
Country Club and Golf Facilities:
Operating revenues	$462,870	$476,939	$482,966	$33,140	$36,895	$29,261
Operating costs and expenses (1)	362,478	377,933	387,624	30,310	33,763	26,232
Depreciation and amortization	46,005	47,236	44,905	4,454	5,194	2,123
(Gain)loss on disposals and impairment of assets	9,823	5,988	29,201	—	283	15,139

Operating income (loss)	$44,564	$45,782	$21,236	$(1,624)	$(2,345)	$(14,233)
EBITDA	$100,392	$99,006	$95,342	$2,830	$3,132	$3,029

Business and sports clubs:
Operating revenues	$242,767	$226,361	$223,793	$15,510	$15,011	$11,642
Operating costs and expenses (1)	209,954	196,710	207,429	15,579	15,443	11,361
Depreciation and amortization	11,980	12,348	12,384	618	439	309
(Gain)loss on disposals and impairment of assets	1,823	2,532	6,697	670	163	725

Operating income (loss)	$19,010	$14,771	$(2,717)	$(1,357)	$(1,034)	$(753)
EBITDA	$32,813	$29,651	$16,364	$(69)	$(432)	$281

Resorts:
Operating revenues	$219,822	$192,104	$195,445	$596	$777	$362
Operating costs and expenses (1)	179,143	155,887	160,619	—	—	9
Depreciation and amortization	14,136	14,901	16,287	252	96	—
(Gain)loss on disposals and impairment of assets	253	(19)	711	—	(1)	—

Operating income	$26,290	$21,335	$17,828	$344	$682	$353
EBITDA	$40,679	$36,217	$34,826	$596	$777	$353

Other operations and services:
Operating revenues	$92,949	$57,859	$44,792	$1,176	$3,009	$3,185
Operating costs and expenses (1)	130,826	100,008	88,145	1,227	4,498	3,313
Depreciation and amortization	12,471	16,097	17,596	54	419	465
(Gain)loss on disposals and impairment of assets	4,471	34,305	(5,692)	1	—	—

Operating loss	$(54,819)	$(92,551)	$(55,257)	$(106)	$(1,908)	$(593)
EBITDA	$(37,877)	$(42,149)	$(43,353)	$(51)	$(1,489)	$(128)

Consolidated Operations:
Operating revenues	$1,018,408	$953,263	$946,996	$50,422	$55,692	$44,450
Operating costs and expenses (1)	882,401	830,538	843,817	47,116	53,704	40,915
Depreciation and amortization	84,592	90,582	91,172	5,378	6,148	2,897
(Gain)loss on disposals and impairment of assets	16,370	42,806	30,917	671	445	15,864

Operating income (loss)	$35,045	$(10,663)	$(18,910)	$(2,743)	$(4,605)	$(15,226)
Addback:
Depreciation and amortization	84,592	90,582	91,172	5,378	6,148	2,897
(Gain)loss on disposals and impairment of assets	16,370	42,806	30,917	671	445	15,864

EBITDA	$136,007	$122,725	$103,179	$3,306	$1,988	$3,535

(1)	Includes operating costs and expenses as well as selling, general and administrative expenses.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Continued Segment Information

Consolidated Balance Sheet:	2000	2001	2002
Total assets:
Country club and golf facilities	$1,078,283	$1,152,564	$1,088,822
Business and sports clubs	192,425	175,937	162,910
Resorts	409,386	513,066	430,475

Total assets for reportable segments	1,680,094	1,841,567	1,682,207
Other operations and services	65,487	(230,538)	(110,930)

Consolidated total assets	$1,745,581	$1,611,029	$1,571,277

Note 12. Benefit plans

We maintain an employee stock ownership plan, known as the ClubCorp Employee Stock Ownership Plan (the Plan). Eligible employees have the opportunity to invest 1% to 6% of their pretax compensation, subject to certain limitations. Participant contributions are matched by the participating subsidiary ranging from 20% to 50% of the participant’s contributions based on improvements in the value of our common stock. The matching contribution vests over time. Participants may elect to diversify a portion of their account assets upon meeting certain age and participation requirements. In addition, upon termination, retirement or permanent disability, a participant or beneficiary may demand distribution of our common stock in lieu of cash. All of the assets of the Plan are invested in our common stock, except for temporary investments of cash.

As a means of providing liquidity to the trustees of their fiduciary obligations, we have provided the trustees a limited put right (the “Redemption Right”) to cause us to redeem common stock, held in trust on behalf of the Plan, at the most recent fair market value as necessary to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the trustees, although we have repurchased common stock into treasury from certain stockholders. We do not expect that the Redemption Right will be exercised to a significant extent in 2003. Shares held by the Plan are 4,109,073 and 4,105,607 shares at December 25, 2001 and December 31, 2002, respectively) and are valued at the most recent appraised value ($15.27 and $9.42 at December 25, 2001 and December 31, 2002, respectively) as necessary in order to meet the requirements of the Employee Retirement Income Security Act and the Plan. Accordingly, we have reclassified the redemption value of our common stock held by the Plan out of stockholders’ equity in the accompanying Consolidated Balance Sheet and changes in the redemption value have been charged to retained earnings.

We maintain a second qualified contributory plan for all eligible employees of certain domestic subsidiaries. This Plan allows participants to invest 1% to 6% of their pretax compensation among eleven investment fund options, subject to certain limitations.

The ClubCorp, Inc. Executive Stock Option Plan was adopted August 31, 1995. In February 2000, we transferred substantially all of the remaining available shares in this plan to the Omnibus Stock Plan, discussed below. The outstanding options previously granted under this plan remain outstanding and fully vest 120 days prior to their expiration date. The plan provides for accelerated vesting, not to exceed 10% per year, if the employee maintains a certain performance level as defined in the plan. Employees are required to maintain a minimum ownership level of company stock holdings, as set forth in the plan, to sell stock acquired from exercised options. At December 31, 2002, there were 1,582,351 options outstanding under this plan, of which 1,227,881 were exercisable.

The ClubCorp, Inc. Omnibus Stock Plan was adopted effective February 1998. The Omnibus Stock Plan provides for granting to key employees options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting is determined at the time of the grant and is generally three to five years.

We apply APB 25 in accounting for the option plans; therefore, no compensation expense has been recognized for options that have been granted to employees. In accordance with the requirements of SFAS 123, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions for the 2000, 2001 and 2002 grants: risk-free weighted average interest rates of 6.2%, 4.9% and 4.9% respectively, an expected volatility of 25%, 25% and 40% respectively, an expected life of ten years and zero dividend yield. A summary of the status of the options outstanding at year-end 2000, 2001 and 2002 and changes during the fiscal years are as follows:

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Summary of Option Activity:	Shares	Average Exercise Price
Outstanding at December 29, 1999	4,770,500	$11.87
Granted	1,367,150	$17.51
Forfeited	(466,950)	$13.28
Exercised	(95,000)	$10.14

Outstanding at December 26, 2000	5,575,700	$12.18

Granted	1,270,181	$16.28
Forfeited	(754,133)	$13.69
Exercised	(41,300)	$10.68

Outstanding at December 25, 2001	6,050,448	$13.43

Granted	1,384,300	$12.00
Forfeited	(1,132,991)	$12.87
Exercised	—	$—

Outstanding at December 31, 2002	6,301,757	$13.79

Detail of Options Exercisable:	2000	2001	2002
Number of options	2,347,300	2,676,540	3,302,980
Weighted average exercise price	$11.86	$12.31	$13.63
Weighted average fair value of options granted during the year	$11.06	$9.76	$7.19

The range of exercise prices for options outstanding at December 31, 2002 is $9.42 to $17.71.

Subsequent to December 31, 2002, we presented an offer to employees (with the exception of our Chairman and Chief Executive Officer, Robert H. Dedman, Jr. and our President and Chief Operating Officer, John A. Beckert) with outstanding options to immediately cancel certain of their existing options under the Plans. Under this proposal, each employee would then receive the same number of options at the grant date fair market value during the third quarter of 2003. As of March 15, 2003, virtually all covered employees had accepted our offer.

Note 13. Related Party Transactions

In an agreement effective September 4, 2001, we sold the stock of a wholly owned subsidiary, The Owners Club at Telluride, Inc., which owned a majority interest in Telluride Club Mountain Village, LLC, (collectively referred to as Telluride), for nominal consideration to Telluride Holdings 2001 LLC, a limited liability company which is owned in approximate one-third interests by Jeffrey P. Mayer, our Chief Financial Officer, James M. Hinckley, our previous Chief Operating Officer, and Rudy Anderson, Senior Vice President of ClubCorp USA, Inc. The sale resulted in the transfer of ownership of Telluride, with assets of $23.7 million and liabilities of $22.2 million, and a net loss on divestiture of assets of approximately $3.8 million and it was anticipated that the ownership would subsequently be transferred to another third party. The effect of this transaction was to dispose of an underperforming property and to remove the non-recourse liability owed by Telluride to a third-party lender from our Consolidated Balance Sheet. When combined with other key asset sales completed in the third quarter of fiscal year 2001, this allowed us to meet the leverage ratio required by our senior credit facility, thus allowing us to comply with applicable debt covenants for the fiscal quarter ended September 4, 2001. We continued to provide management services to Telluride under an existing management agreement until June 28, 2002, at which time we

ClubCorp, Inc.

Notes to Consolidated Financial Statements

discontinued our management agreements with Telluride and recorded a bad debt expense of approximately $350,000, representing unreimbursed expenses incurred under the management agreement.

Telluride was put under receivership in May of 2002. In June of 2002, Telluride’s third party lender sued Telluride, as well as certain ClubCorp entities and officers, alleging among other things, unauthorized transfer of certain bank collateral and intentional misuse of funds. We negotiated a settlement, pending court approval, among the various parties of the lawsuit. In order to induce Telluride 2001 Holdings LLC on behalf of Telluride, to enter into the settlement agreement, we agreed to indemnify Mr. Mayer, Mr. Hinckley and Mr. Anderson for liability that might arise from their participation in the settlement as principals of Telluride. We believe that the incremental exposure related to this indemnity is not significant. Effective October 15, 2002, the third party lender completed its foreclosure on the collateral pledged by Telluride Holdings 2001 LLC in conjunction with the entity’s loan, effectively transferring the assets of Telluride from Messrs. Mayer, Hinckley and Anderson to the lender.

Robert H. Dedman, Sr. was a guarantor of a mortgage loan in the amount of $6.0 million obtained by one of our wholly-owned subsidiaries, pursuant to the terms of a Guaranty Agreement, dated June 17, 2002. Mr. Dedman passed away on August 20, 2002. Pursuant to the terms of the Guaranty Agreement, Mr. Dedman’s rights, duties, and obligations inure to the benefit of and bind his heirs, executors and successors. Mr. Dedman had agreed to absolutely and unconditionally guarantee the full amount of the loan in return for compensation consisting of a single payment of $270,000, plus a monthly fee of .375% of the outstanding principal of the note evidencing the loan, as well as a second lien on the property to support his guaranty.

At the time of his death, Mr. Dedman owned 43,113,993 shares of common stock (or approximately 46.0% of our outstanding common stock) as community property with Mrs. Dedman. Pursuant to Texas law, Robert H. Dedman, Jr. and Mrs. Dedman were qualified as executors of Mr. Dedman’s estate upon issuance of Letters Testamentary. Pending administration and distribution of Mr. Dedman’s estate, Robert H. Dedman. Jr. and Mrs. Dedman, as the executors of Mr. Dedman’s estate, may be deemed to have shared voting power with respect to the shares beneficially owned by Mr. Dedman’s estate. Mrs. Dedman has sole voting and investment power over the shares of our common stock that comprise her community property interest in the shares owned by Mr. Dedman at his death. In his Last Will and Testament, Mr. Dedman gifted the remaining common stock (or approximately 22% of our common stock) to Nancy M. Dedman Trust and approximately 1% of our common stock to various other beneficiaries. Mrs. Dedman and Robert H. Dedman, Jr. will be trustees under the trust and will have shared voting power over the common stock held in the trust.

James M. Hinckley, our previous Chief Operating Officer and member of our board of directors and related committees, resigned his positions with us effective July 23, 2002. We recorded a $0.6 million charge during 2002 related to severance for Mr. Hinckley.

Note 14. Commitments and Contingencies

During 2002, we established a $1 million reserve to cover potential settlements of lawsuits related to our properties. Other than this specific reserve, we do not believe that any potential liability arising from pending or threatened litigation will have a material impact on our consolidated financial position and results of operations.

Historically we have financed a small percentage of our Owners Club sales and in turn sold these receivables to a third party lender. Under limited circumstances, including default by the borrower, these notes, along with the related collateral, may be returned to us. The potential impact to our Consolidated Financial Statements is not material.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Note 15. Income taxes

Loss before income taxes and minority interest consists of the following, including continuing and discontinued operations (dollars in thousands):

	2000	2001	2002
Domestic	$(23,692)	$(71,750)	$(92,014)
Foreign	2,194	(131)	(3,334)

	$(21,498)	$(71,881)	$(95,348)

The income tax (provision) benefit consists of the following, including continuing and discontinued operations (dollars in thousands):

	2000	2001	2002
Federal
Current	$506	$288	$3,230
Deferred	6,888	(31,782)	32,605

	7,394	(31,494)	35,835
State and Foreign	(3,994)	(2,890)	(3,182)

	$3,400	$(34,384)	$32,653

Cash paid for income taxes was $4,780,000, $2,890,000 and $3,182,000 for the years ended December 26, 2000, December 25, 2001, and December 31, 2002, respectively.

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and actual income tax (provision) benefit as reflected in the accompanying Consolidated Statement of Operations are as follows (dollars in thousands):

	2000	2001	2002
Expected Federal income tax benefit	$7,524	$25,158	$33,372
Effect of consolidated operations and income taxes of foreign and other entities not consolidated for Federal tax purposes	(462)	1,108	(1,167)
State and foreign taxes, net of Federal benefit	(2,758)	(2,019)	(2,397)
Change in valuation allowance for net operating loss carryforwards	—	(58,469)	—
Other, net	(904)	(162)	2,845

	$3,400	$(34,384)	$32,653

We have approximately $370,000 of tax credits available to offset regular taxes payable, which expire in varying amounts in 2003 and 2004.

Our net operating loss (NOL) carryforwards at December 31, 2002, after current year generation of net operating losses, were approximately $706,692,000 and $250,106,000 for regular tax and alternative minimum tax, respectively. These regular tax and alternative minimum tax net operating loss carryforwards are available to offset future taxable income and will expire from 2004 to 2021 and 2007 to 2021, respectively. As of December 25, 2001 and December 31, 2002, we have reserved $91,477,000 of the NOL in our valuation allowance as our ability to fully utilize all available NOLS is not assured.

In addition to the regular tax and alternative minimum tax net operating loss carryforwards, we have approximately $174,763,000 regular and $157,801,000 alternative minimum tax Separate Return Limitation Year net operating loss carryforwards which expire in 2002. These amounts are fully reserved in the valuation allowance, as they are not anticipated to be utilized.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

At December 31, 2002, we have capital loss carryforwards of approximately $24,350,000, which expire in 2006. Our December 25, 2001 net deferred tax liability and December 31, 2002 net deferred tax asset do not include any value for these net operating loss or capital loss carryforwards.

Based on our historical pretax earnings, adjusted for significant nonrecurring items such as losses on disposals and impairments of assets, management believes it is more likely than not we will realize the benefit of the deferred tax assets, net of the valuation allowance, existing at December 25, 2001 and December 31, 2002. The valuation allowance is evaluated based on our projections of future taxable income and capital gains over the periods in which the net operating and capital losses will be carried forward. We periodically review our projections of future taxable income and capital gains and expirations of net operating loss and capital loss carryforwards to determine if an adjustment to the valuation allowance is necessary. Based on revised estimates of taxable income and significant expirations of NOL carryforwards, we increased our valuation allowance on the deferred tax assets by approximately $58,469,000 at December 25, 2001. The current valuation allowance of $161,167,000 was not adjusted as of December 31, 2002. The assumptions used to estimate the realizability of the deferred tax assets are subjective in nature and involve uncertainties and matters with significant judgment. There can be no assurance that we will generate any specific level of continuing earnings.

The components of the deferred tax assets and deferred tax liabilities, which are included in non-current other assets (liabilities) on the Consolidated Balance Sheet, at December 25, 2001 and December 31, 2002 are as follows (dollars in thousands):

	2001	2002
Deferred tax assets:
Regular tax operating loss carryforwards	$279,223	$308,509
Capital loss carryforwards	9,819	8,523
Other	14,938	20,643

Total gross deferred tax assets	303,980	337,675
Valuation allowance	161,167	161,167

	142,813	176,508
Deferred tax liabilities:
Property and equipment	22,779	18,695
Discounts on membership deposits and acquired notes	108,081	112,989
Other	19,870	19,312

Total gross deferred tax liabilities	150,730	150,996

Net deferred tax asset (liability)	$(7,917)	$25,512

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Note 16. Selected quarterly financial data, (unaudited)

Operations for the first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks for fiscal year 2001, and 12 weeks and 17 weeks for fiscal year 2002.

Interim results shown for consolidated totals (including discontinued operations) and are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. A detail of continuing and discontinued operating revenues is provided as part of Revenue Recognition in Note 1. Selected quarterly financial data are summarized as follows (dollars in thousands, except per share data):

	Quarters
	First	Second	Third	Fourth
Fiscal Year 2001

Operating revenues	$199,766	$263,735	$241,162	$304,293

Net income (loss)	$(16,678)	$5,701	$(20,279)	$(74,594)

Basic and diluted earnings (loss) per share:	$(0.18)	$0.06	$(0.22)	$(0.79)

Fiscal Year 2002

Operating revenues	$190,386	$251,526	$232,131	$317,403

Net loss	$(15,068)	$(5,040)	$(10,914)	$(30,532)

Basic and diluted loss per share:	$(0.16)	$(0.05)	$(0.12)	$(0.33)

Included in the third quarter of fiscal year 2001 is a loss on the sale of an investment in an affiliate of $21,555,000 and an impairment loss on the remaining portion of the investment of $1,887,000. Included in the fourth quarter of fiscal year 2001 is an adjustment to increase our deferred tax valuation allowance of $58,469,000 (Note 15).

Included in fourth quarter of fiscal year 2002 is impairment of approximately $22,745,000 related to held for use and held for sale properties.

ANNEX A

LIST OF FACILITIES

Property	Location		Business Type	Ownership
Domestic
Country Club & Golf Facilities
Diamante Country Club	Hot Springs Village	AR.	Private Country Club	Joint Venture
Gainey Ranch Country Club	Scottsdale	AZ.	Private Country Club	Owned
Braemar Country Club	Tarzana	CA.	Private Country Club	Owned
Canyon Crest Country Club	Riverside	CA.	Private Country Club	Owned
Coto de Caza Golf & Racquet Club	Coto de Caza	CA.	Private Country Club	Owned
Crow Canyon Country Club	Danville	CA.	Private Country Club	Owned
Desert Falls Country Club	Palm Desert	CA.	Private Country Club	Owned
Granite Bay Golf Club	Granite Bay	CA.	Private Country Club	Joint Venture
Indian Wells Country Club	Indian Wells	CA.	Private Country Club	Owned
Mission Hills Country Club	Rancho Mirage	CA.	Private Country Club	Owned
Morgan Run Resort & Club	Rancho Santa Fe	CA.	Private Country Club	Joint Venture
Porter Valley Country Club	Northridge	CA.	Private Country Club	Owned
Shadowridge Country Club	Vista	CA.	Private Country Club	Owned
Spring Valley Lake Country Club	Victorville	CA.	Private Country Club	Owned
Stoneridge Country Club	Poway	CA.	Private Country Club	Managed
Aspen Glen Golf Company	Carbondale	CO.	Private Country Club	Owned
Countryside Country Club	Clearwater	FL.	Private Country Club	Owned
Deercreek Country Club	Jacksonville	FL.	Private Country Club	Owned
East Lake Woodlands Country Club	Oldsmar	FL.	Private Country Club	Owned
Monarch Country Club	Palm City	FL.	Private Country Club	Joint Venture
Hunter’s Green Country Club	Tampa	FL.	Private Country Club	Owned
Tampa Palms Golf & Country Club	Tampa	FL.	Private Country Club	Owned
Eagle’s Landing Country Club	Stockbridge	GA.	Private Country Club	Owned
Laurel Springs Golf Club	Suwanee	GA.	Private Country Club	Joint Venture
Northwood Country Club	Lawrenceville	GA.	Private Country Club	Owned
Glen Oaks Country Club	Des Moines	IA.	Private Country Club	Joint Venture
Knollwood Country Club	Granger	IN.	Private Country Club	Owned
Crestview Country Club	Wichita	KS.	Private Country Club	Managed
Nicklaus Golf Club at LionsGate	Overland	KS.	Private Country Club	Joint Venture
Southern Trace Country Club	Shreveport	LA.	Private Country Club	Owned
Ipswich Country Club	Ipswich	MA.	Private Country Club	Owned
Oak Pointe Country Club	Brighton	MI.	Private Country Club	Owned
Canyon Gate Country Club	Las Vegas	NV.	Private Country Club	Owned
Firestone Country Club	Akron	OH.	Private Country Club	Owned
Quail Hollow Country Club	Painesville	OH.	Private Country Club	Owned
Silver Lake Country Club	Silver Lake	OH.	Private Country Club	Managed
Greens Country Club	Oklahoma City	OK.	Private Country Club	Owned
Indian Springs Country Club	Broken Arrow	OK.	Private Country Club	Owned
Treesdale Golf & Country Club	Gibsonia	PA.	Private Country Club	Owned
Diamond Run Golf Club	Sewickley	PA.	Private Country Club	Owned
Country Club of Hilton Head	Hilton Head	SC.	Private Country Club	Owned
Woodside Plantation Country Club	Aiken	SC.	Private Country Club	Owned
April Sound Country Club	Montgomery	TX.	Private Country Club	Owned
Atascocita Country Club	Humble	TX.	Private Country Club	Owned
Bay Oaks Country Club	Houston	TX.	Private Country Club	Owned
Brookhaven Country Club	Dallas	TX.	Private Country Club	Owned
Canyon Creek Country Club	Richardson	TX.	Private Country Club	Owned
Club at Cimarron	Mission	TX.	Private Country Club	Owned
Fair Oaks Ranch & Country Club	Fair Oaks Ranch	TX.	Private Country Club	Owned

* Property divested subsequent to December 31, 2002

ANNEX A

LIST OF FACILITIES

Property	Location		Business Type	Ownership
Falcon Point Club	Katy	TX.	Private Country Club	Owned
Gleneagles Country Club	Plano	TX.	Private Country Club	Owned
Hackberry Creek Country Club	Irving	TX.	Private Country Club	Owned
Hearthstone Country Club	Houston	TX.	Private Country Club	Owned
The Hills Country Club at Lakeway	Austin	TX.	Private Country Club	Owned
Kingwood Country Club	Kingwood	TX.	Private Country Club	Owned
Las Colinas Country Club	Irving	TX.	Private Country Club	Owned
Lost Creek Country Club	Austin	TX.	Private Country Club	Owned
Oakmont Country Club	Corinth	TX.	Private Country Club	Owned
Ranch Country Club	McKinney	TX.	Private Country Club	Owned
Shady Valley Country Club	Arlington	TX.	Private Country Club	Owned
Stonebriar Country Club	Frisco	TX.	Private Country Club	Joint Venture
Stonebridge Country Club	McKinney	TX.	Private Country Club	Owned
Timarron Country Club	Southlake	TX.	Private Country Club	Owned
Traditions Golf Club*	Bryan	TX.	Private Country Club	Owned
Trophy Club Country Club	Trophy Club	TX.	Private Country Club	Owned
Walnut Creek Country Club	Mansfield	TX.	Private Country Club	Owned
Wildflower Country Club	Temple	TX.	Private Country Club	Owned
Willow Creek Golf Club	Spring	TX.	Private Country Club	Leased
Greenbrier Country Club	Chesapeake	VA.	Private Country Club	Owned
Piedmont Golf Club	Haymarket	VA.	Private Country Club	Owned
River Creek Country Club	Leesburg	VA.	Private Country Club	Owned
Stonehenge Golf & Country Club	Richmond	VA.	Private Country Club	Owned
Debary Golf & Country Club	Debary	FL.	Semi-Private Golf Club	Owned
Haile Plantation Golf & Country Club	Gainesville	FL.	Semi-Private Golf Club	Joint Venture
Queens Harbour Country Club	Jacksonville	FL.	Semi-Private Golf Club	Owned
Presidential Country Club*	Miami	FL.	Semi-Private Golf Club	Owned
Nicklaus Golf Club at BirchRiver	Dahlonega	GA.	Semi-Private Golf Club	Joint Venture
Trophy Club of Gwinnett	Snellville	GA.	Semi-Private Golf Club	Owned
The Currituck Club	Corolla	NC.	Semi-Private Golf Club	Leased
Devil’s Ridge Golf Club	Holly Springs	NC.	Semi-Private Golf Club	Owned
Lochmere Golf Club	Cary	NC.	Semi-Private Golf Club	Owned
Nags Head Golf Links	Nags Head	NC.	Semi-Private Golf Club	Owned
The Neuse Golf Club	Clayton	NC.	Semi-Private Golf Club	Owned
Oak Valley Golf Club*	Advance	NC.	Semi-Private Golf Club	Leased
Golden Bear Golf Club at Indigo Run	Hilton Head	SC.	Semi-Private Golf Club	Owned
Live Oak Golf Club	Austin	TX.	Semi-Private Golf Club	Owned
Riverplace Country Club	Austin	TX.	Semi-Private Golf Club	Owned
Whitestone Golf Club	Benbrook	TX.	Semi-Private Golf Club	Owned
Yaupon Golf Club	Austin	TX.	Semi-Private Golf Club	Owned
Empire Ranch Golf Club	Folsom	CA.	Public Golf	Leased
Teal Bend Golf Club	Sacramento	CA.	Public Golf	Leased
Turkey Creek Golf Club	Lincoln	CA.	Public Golf	Leased
Airways Municipal Golf Course	Fresno	CA.	Public Golf	Leased
Aliso Viejo Golf Club	Fresno	CA.	Public Golf	Owned
Paradise Valley Golf Course*	Fairfield	CA.	Public Golf	Managed
Rancho Solano Golf Course*	Fairfield	CA.	Public Golf	Managed
Bear’s Best Atlanta	Atlanta	GA.	Public Golf	Joint Venture
Bear’s Best Las Vegas	Las Vegas	NV.	Public Golf	Joint Venture
Bear Creek Golf Club	DFW Airport	TX.	Public Golf	Leased
Canyon Springs Golf Club*	San Antonio	TX.	Public Golf	Owned
Forest Creek Golf Club	Round Rock	TX.	Public Golf	Leased

* Property divested subsequent to December 31, 2002

ANNEX A

LIST OF FACILITIES

Property	Location		Business Type	Ownership
Lost Creek Golf Course	Aledo	TX.	Public Golf	Owned
Plantation Golf Club	Frisco	TX.	Public Golf	Owned

Resorts
Pinehurst Resort & Country Club	Pinehurst	NC.	Resorts	Owned
Barton Creek Resort	Austin	TX.	Resorts	Owned
The Homestead	Hot Springs	VA.	Resorts	Owned

Business & Sports Clubs
Bienville Club*	Mobile	AL.	Business	Leased
Capital City Club—Montgomery	Montgomery	AL.	Business	Leased
Heritage Club	Huntsville	AL.	Business	Leased
Summit Club	Birmingham	AL.	Business	Leased
Center Club—Costa Mesa	Costa Mesa	AZ.	Business	Leased
City Club on Bunker Hill	Los Angeles	CA.	Business	Leased
University Club Atop Symphony Towers	San Diego	CA.	Business	Leased
Metropolitan Club—Denver	Denver	CO.	Business	Leased
Governors Club	West Palm Beach	FL.	Business	Leased
Tower Club—Ft. Lauderdale	Ft. Lauderdale	FL.	Business	Leased
University Club at Florida State University	Tallahassee	FL.	Business	Joint Venture
Bankers Club—Miami	Miami	FL.	Business	Leased
Centre Club—Tampa	Tampa	FL.	Business	Leased
Buckhead Club	Atlanta	GA.	Business	Leased
First City Club	Savannah	GA.	Business	Leased
One Ninety One Club	Atlanta	GA.	Business	Leased
Plaza Club—Hawaii	Honolulu	HI.	Business	Leased
410 Club & Conference Center	Chicago	IL.	Business	Managed
Chicago Mercantile Exchange Club	Chicago	IL.	Business	Managed
Metropolitan Club—Chicago	Chicago	IL.	Business	Leased
Plaza Club—Chicago	Chicago	IL.	Business	Leased
Skyline Club—Indianapolis	Indianapolis	IN.	Business	Leased
Jefferson Club—Louisville	Louisville	KY.	Business	Leased
Boston College Club	Boston	MA.	Business	Leased
Renaissance Club—Detroit	Detroit	MI.	Business	Leased
Skyline Club—Southfield	Southfield	MI.	Business	Leased
University Club of Jackson	Jackson	MS.	Business	Leased
Piedmont Club	Winston-Salem	NC	Business	Leased
Capital City Club—Raleigh	Raleigh	NC.	Business	Leased
Cardinal Club	Raleigh	NC.	Business	Leased
Carolina Club	Chapel Hill	NC.	Business	Managed
Bankers Club—Cincinnati	Cincinnati	OH.	Business	Leased
Shoreby Club	Bratenahl	OH.	Business	Managed
Pyramid Club	Philadelphia	PA.	Business	Leased
Capital City Club—Columbia	Columbia	SC.	Business	Leased
Commerce Club	Greenville	SC.	Business	Leased
Harbour Club	Charleston	SC.	Business	Leased
Club Le Conte	Knoxville	TN.	Business	Leased
Crescent Club	Memphis	TN.	Business	Leased
Nashville City Club	Nashville	TN.	Business	Managed
La Cima Club	Irving	TX.	Business	Leased
Plaza Club—Houston	Houston	TX.	Business	Leased
Plaza Club—San Antonio	San Antonio	TX.	Business	Leased

* Property divested subsequent to December 31, 2002

ANNEX A

LIST OF FACILITIES

Property	Location		Business Type	Ownership
Tower Club—Dallas	Dallas	TX.	Business	Leased
University Club of Houston	Houston	TX.	Business	Leased
University of Texas Club	Austin	TX.	Business	Leased
Tower Club—Tysons Corner	Vienna	VA.	Business	Leased
Town Point Club	Norfolk	VA.	Business	Leased
Columbia Tower Club	Seattle	WA.	Business	Leased
City Club of Washington	Washington	DC.	Business	Leased
Club at Franklin Square	Washington	DC.	Business	Leased
George Washington University Club	Washington	DC.	Business	Managed
Silicon Valley Capital Club	Fairfield	CA.	Business/Sports	Leased
Citrus Club	Orlando	FL.	Business/Sports	Leased
University Club of Jacksonville	Jacksonville	FL.	Business/Sports	Leased
Ravinia Club	Atlanta	GA.	Business/Sports	Leased
Fairlane Club	Dearborn	MI.	Business/Sports	Managed
Tower Club—Charlotte	Charlotte	NC.	Business/Sports	Leased
Capital Club—Columbus	Columbus	OH.	Business/Sports	Leased
Club at Society Center	Cleveland	OH.	Business/Sports	Leased
Dayton Racquet Club	Cleveland	OH.	Business/Sports	Leased
Rivers Club	Pittsburgh	PA.	Business/Sports	Leased
Greenspoint Club	Houston	TX.	Business/Sports	Owned
Houston Center Club	Houston	TX.	Business/Sports	Leased
Houston City Club	Houston	TX.	Business/Sports	Leased
Houston Metropolitan Racquet Club	Houston	TX.	Business/Sports	Leased
Westlake Club	Houston	TX.	Business/Sports	Leased
Capital Club—Richmond	Richmond	VA.	Business/Sports	Leased
San Francisco Tennis Club	Fairfield	CA.	Sports Club	Owned
Cardio Fitness	Chicago	IL.	Sports Club	Leased
Athletic & Swim Club	New York	NY.	Sports Club	Leased
Heart Healthy Fitness Center	Dallas	TX.	Sports Club	Leased
Le Club	Milwaukee	WI.	Sports Club	Owned

International
Country Club & Golf Facilities
Cozumel Country Club	Cozumel, Mexico		Private Country Club	Joint Venture
Vista Vallarta Club de Golf	Puerto Vallarta, Mexico		Private Country Club	Joint Venture
Marina Vallarta Club de Golf	Puerto Vallarta, Mexico		Private Country Club	Owned
Pok-ta-pok Club de Golf Cancun	Cancun, Mexico		Private Country Club	Managed
Lakelands Golf Club	Gold Coast, Australia		Semi-Private Golf Club	Owned
Links at Port Douglas Golf Club	Port Douglas, Australia		Semi-Private Golf Club	Leased
Macquarie Links International Golf Club	Sydney, Australia		Semi-Private Golf Club	Owned
North Lakes Golf Club	Brisbane, Australia		Semi-Private Golf Club	Owned

Business & Sports Clubs
Capital Club	Beijing, China		Business	Joint Venture
Republic Plaza*	Singapore		Business	Joint Venture

* Property divested subsequent to December 31, 2002