Form 10-Q
period 2003-03-25
CLUBCORP INC
filed 2003-05-09
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

The number of shares of the Registrant’s Common Stock outstanding as of May 9, 2003 was 93,727,191.

CLUBCORP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REVIEW REPORT

The Board of Directors and Stockholders

ClubCorp, Inc.:

We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of March 25, 2003, and the related consolidated statements of operations and cash flows for the twelve weeks ended March 25, 2003 and March 19, 2002. These consolidated financial statements are the responsibility of ClubCorp’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ClubCorp as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated April 7, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Dallas, Texas

May 7, 2003

ClubCorp, Inc.

Consolidated Balance Sheet

(Dollars in thousands)

(Unaudited)

Assets	December 31, 2002	March 25, 2003
Current assets:
Cash and cash equivalents	$2,426	$21,887
Membership and other receivables, net	91,319	68,270
Inventories	20,178	21,750
Other assets	73,166	69,323

Total current assets	187,089	181,230

Property and equipment, net	1,210,814	1,201,211
Other assets	173,374	175,860

Total assets	$1,571,277	$1,558,301

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$71,865	$63,976
Long-term debt—current portion	69,483	81,712
Other liabilities	133,544	143,706

Total current liabilities	274,892	289,394

Long-term debt	596,738	586,059
Other liabilities	148,352	148,152
Membership deposits	118,665	119,303

Redemption value of common stock held by benefit plan	38,697	38,683

Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 93,727,191 outstanding at December 31, 2002 and at March 25, 2003.	996	996
Additional paid-in capital	161,672	161,672
Accumulated other comprehensive loss	(8,381)	(8,582)
Retained earnings	300,080	283,058
Treasury stock, 5,867,217 shares at December 31, 2002, and at March 25, 2003	(60,434)	(60,434)

Total stockholders’ equity	393,933	376,710

Total liabilities and stockholders’ equity	$1,571,277	$1,558,301

ClubCorp, Inc.

Consolidated Statement of Operations

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 19, 2002	March 25, 2003
Operating revenues	$180,170	$178,342
Operating costs and expenses	151,446	153,189
Depreciation and amortization	20,656	22,395
Selling, general and administrative expenses	17,638	14,102
(Gain) loss on disposals of assets	(2,506)	452

Operating loss from continuing operations	(7,064)	(11,796)

Interest and investment income	134	311
Interest expense	(12,459)	(14,948)

Loss from continuing operations before income taxes and minority interest	(19,389)	(26,433)

Income tax benefit	5,839	8,407
Minority interest	207	75

Loss from continuing operations	(13,343)	(17,951)

Discontinued operations:

Income (loss) from discontinued operations before income taxes	(2,525)	1,379
Income tax (provision) benefit	800	(464)

Income (loss) from discontinued operations	(1,725)	915

Net loss	$(15,068)	$(17,036)

Basic and diluted loss per share on:
Loss from continuing operations	$(0.14)	$(0.19)
Income (loss) from discontinued operations	(0.02)	0.01

Basic and diluted loss per share	$(0.16)	$(0.18)

ClubCorp, Inc.

Consolidated Statement of Cash Flows

(Dollars in thousands)

	Twelve Weeks Ended
	March 19, 2002	March 25, 2003
Cash flows from operations:
Loss from continuing operations	$(13,343)	$(17,951)
Adjustments to reconcile loss from continuing operations to cash flows provided from operations:
Income from discontinued operations	(1,725)	915
Depreciation and amortization from continuing operations	20,656	22,395
Depreciation and amortization from discontinued operations	1,287	—
(Gain) loss on disposals of assets from continuing operations	(2,506)	452
(Gain) loss on disposals of assets from discontinued operations	364	(2,405)
Minority interest in net loss of subsidiaries	(207)	(75)
Equity in losses of joint ventures	1,030	90
Amortization of discount on membership deposits	1,835	2,166
Deferred income taxes	(7,554)	(8,957)
Decrease in real estate held for sale	723	327
Decrease in membership and other receivables, net	22,586	22,807
Decrease in accounts payable and accrued liabilities	(15,724)	(7,824)
Increase in deferred income	6,684	6,712
Increase (decrease) in deferred membership revenues	(2,121)	4,430
Other	(1,539)	(486)

Cash flows provided from operations	10,446	22,596

Cash flows from investing activities:
Additions to property and equipment	(18,755)	(7,983)
Development of new facilities	(4,350)	(736)
Development of real estate ventures	(701)	(107)
Proceeds from disposition of subsidiaries and assets, net	11,647	5,163
Other	(1,676)	220

Cash flows used by investing activities	(13,835)	(3,443)

Cash flows from financing activities:
Borrowings of long-term debt	24,100	8,218
Repayments of long-term debt	(8,026)	(7,017)
Discounted value of membership deposits received, net	796	(893)

Cash flows provided from financing activities	16,870	308

Net cash flows continuing operations	13,555	20,951
Net cash flows from discontinued operations	(74)	(1,490)

Total cash flows from all operations	13,481	19,461

Cash and cash equivalents at beginning of year	3,212	2,426

Cash and cash equivalents at end of year	$16,693	$21,887

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

Interim presentation

The accompanying Consolidated Financial Statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted from the accompanying statements. We believe the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of ClubCorp for the year ended December 31, 2002 which are a part of ClubCorp’s Form 10-K.

In our opinion, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of March 25, 2003 and the consolidated results of operations and cash flows for the twelve weeks ended March 19, 2002 and March 25, 2003. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Recent Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” The main provisions of this statement address classification of debt extinguishments and accounting for certain lease transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not impact our consolidated financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 redefines the disclosures to be made by the guarantor in its interim and annual financial statements regarding obligations under certain guarantees issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. Implementation of this statement had no impact on our consolidated financial statements.

In December 2002, the FASB issued FASB Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities” which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. We are currently evaluating the impact this statement will have on our Consolidated Financial Statements. We believe that this statement may cause us to consolidate a joint venture that would add assets of $9.5 million and liabilities of $8.9 million to our Consolidated Balance Sheet. This investment is carried as an equity investment at March 25, 2003.

ClubCorp, Inc.

On December 31, 2002, the FASB issued SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. We have not chosen to adopt the fair value measurement provisions of SFAS 123; however, we are in compliance with the disclosure requirements as shown below in the Stock-based compensation disclosure.

Reclassifications

Certain amounts previously reported have been reclassified to conform with the current period presentation.

Stock-based compensation

Stock-based compensation is accounted for using APB 25. Under APB 25, if the exercise price of the options is greater than or equal to the market price at the date of grant, no compensation expense is recorded. We have also adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-based Compensation” for options issued, as amended by SFAS 148.

In accordance with the requirements of SFAS 123, the fair value of the options granted were estimated using the Black-Scholes option-pricing model with the following assumptions for the twelve weeks ended March 19, 2002 and March 25, 2002: risk-free weighted average interest rates of 4.9%, an expected volatility of 40%, an expected life of ten years and zero dividend yield. Had compensation cost for the option plans had been determined based on the fair value at the grant dates for the options, our net loss and net loss per share would have been changed to the following pro forma amounts (dollars in thousands, except per share amounts):

	March 19, 2002	March 25, 2003

Net Loss as reported	$(15,068)	$(17,036)

Add: Total Stock-Based Compensation Expense determined under fair value method, net of taxes	(4,081)	—

Pro Forma Net Income (loss)	$(19,149)	$(17,036)

Loss per share—Reported	$(0.16)	$(0.18)

Income (loss) per share—Pro Forma	$(0.20)	$(0.18)

Effective March 15, 2003, employees forfeited 3,778,986 options valued at $18,872,000, net of taxes. At a date exceeding six months from the date of forfeiture, an equal number of options will be issued to these employees with an exercise price at the then current market value in order to comply with APB 25, and, therefore, resulting in no additional compensation costs.

Note 2. Derivative instruments

As of March 25, 2003, we had interest rate swap contracts to pay fixed rates of interest (ranging from 5.25% to 7.21%) and receive variable rates of interest based on LIBOR on an aggregate of $225.0 million notional amount of indebtedness with maturity dates ranging from June 2003 through September 2003. These hedges are highly effective, however, for the twelve weeks ended March 25, 2003, we recorded $59,000 as a reduction of interest expense for the ineffective portion of these instruments. The aggregate fair market value of all interest rate swap contracts was ($3,885,000) on March 25, 2003 and is included in other current liabilities on the Consolidated Balance Sheet.

ClubCorp, Inc.

Note 3. Operating revenues

We recognize revenues from the following sources (dollars in thousands):

	Twelve Weeks Ended
	March 19, 2002	March 25, 2003
Revenues from continuing operations:
Membership fees and deposits	$9,620	$9,093
Membership dues	74,309	73,160
Golf operations revenues	28,518	28,409
Food and beverage revenues	44,065	44,993
Lodging revenues	8,423	7,491
Other revenues	15,235	15,196

Total operating revenues from continuing operations	$180,170	$178,342

Revenues from discontinued operations:
Membership fees and deposits	$126	$—
Membership dues	3,027	1,101
Golf operations revenues	3,565	887
Food and beverage revenues	3,099	1,093
Lodging revenues	2	—
Other revenues	397	(19)

Total operating revenues from discontinued operations	$10,216	$3,062

Note 4. Income tax benefit

The income tax benefits for the twelve weeks ended March 19, 2002 and March 25, 2003 differ from amounts computed by applying the U.S. Federal tax rate of 35% to loss from operations before income tax benefit primarily due to foreign and state income taxes, net of Federal benefit, and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes.

Note 5. Weighted average shares

Loss per share is computed using the weighted average number of shares outstanding of 93,742,901 and 93,727,191 for basic loss per share calculations for the twelve weeks ended March 19, 2002 and March 25, 2003, respectively. The potential common stock equivalents for the assumed conversion of options and warrants to purchase common stock of 773,889 shares for the twelve weeks ended March 19, 2002 are antidilutive due to the net losses for the quarters. There were no such common stock equivalents for the twelve weeks ended March 25, 2003.

ClubCorp, Inc.

Note 6. Property and equipment

Property and equipment consists of the following (dollars in thousands):

	December 31, 2002	March 25, 2003
Land and land improvements	$683,305	$687,776
Buildings and recreational facilities	496,170	498,661
Leasehold improvements	110,623	109,219
Furniture and fixtures	136,928	136,087
Machinery and equipment	266,472	266,750
Construction in progress	13,313	12,309

	1,706,811	1,710,802
Accumulated depreciation and amortization	(495,997)	(509,591)

	$1,210,814	$1,201,211

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

As of March 25, 2003, we had ten properties classified as held for sale. Two of these properties held for sale were recorded under SFAS 121 as part of continuing operations. The remaining eight properties were classified as held for sale in 2002 and, therefore, were recorded under the guidance of SFAS 144.

	December 31, 2002	March 25, 2003
Membership and other receivables, net	$1,004	$678
Inventories	542	451
Other current assets	3,360	151
Property and equipment, net	13,473	17,031
Other assets	7	563

Total assets	$18,386	$18,874

Accounts payable and accrued liabilities	$645	$504
Other current liabilities	1,331	1,179
Long-term debt	7,002	7,065
Other liabilities	632	1,436
Membership deposits	6,978	6,237

Total liabilities	$16,588	$16,421

The balance sheet amounts related to these eight properties were reclassified to Other Current Assets and Other Current Liabilities on the Consolidated Balance Sheet and were comprised of the following (dollars in thousands):

The eight properties as well as all properties that were divested during the twelve weeks ended March 25, 2003 were also reclassified to Discontinued Operations on the Consolidated Statement of Operations for all periods presented. See Note 9 for detail of the Statement of Operations impact of Discontinued Operations by segment and in total.

ClubCorp, Inc.

Note 8. Comprehensive loss

The following summarizes the components of comprehensive loss (dollars in thousands)

	Twelve Weeks Ended
	March 19, 2002	March 25, 2003
Net Loss	$(15,068)	$(17,036)
Changes in fair value of derivative instruments and hedging activities, net of income taxes	1,609	1,295
Foreign currency translation adjustment	328	(1,496)

Total comprehensive loss	$(13,131)	$(17,237)

Note 9. Segment reporting

Our operations are organized into three principal business segments according to the type of facility or service provided: country club and golf facilities, business and sports clubs and resorts. We have determined that the operations of these three segments have similar economic characteristics and meet the criteria that permit the operations to be aggregated into these reportable segments. The primary sources of revenue for all segments are membership revenues, consisting of dues, fees and deposits, and food and beverage sales. Additionally, country club and golf facilities and resorts have significant golf operations revenue and resorts have significant lodging revenue.

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

Other operations and services consist of real estate operations and corporate overhead and intercompany eliminations made in the consolidation between corporate services and other operating segments. Realty operations are comprised of residential real estate development and sales, primarily in areas adjacent to golf facilities. A majority of operating revenues are provided from real estate sales. As of January 1, 2003, we reclassified our international properties from other operations and services to their functional segments as either country club and golf facilities or business and sports clubs. Segment results for all periods presented have been restated to reflect this reclassification, which is consistent with changes in our internal management and organizational structure.

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

ClubCorp, Inc.

Financial information for the segments is as follows (dollars in thousands):

Consolidated Statement of Operations:	Continuing Operations Twelve Weeks Ended		Discontinued Operations Twelve Weeks Ended
	March 19, 2002	March 25, 2003	March 19, 2002	March 25, 2003
Country Club and Golf Facilities:
Operating revenues	$96,476	$97,352	$6,604	$1,708
Operating costs and expenses (1)	79,864	79,280	7,441	2,431
Depreciation and amortization	10,553	11,172	1,184	—
(Gain) loss on disposals of assets	(2,850)	(368)	364	16

Operating income (loss)	$8,909	$7,268	$(2,385)	$(739)

EBITDA	$16,612	$18,072	$(837)	$(723)

Business and sports clubs:
Operating revenues	$48,175	$48,033	$3,463	$1,354
Operating costs and expenses (1)	44,067	44,573	3,497	1,618
Depreciation and amortization	2,958	2,765	103	—
(Gain) loss on disposals of assets	430	29	—	(2,421)

Operating income (loss)	$720	$666	$(137)	$2,157

EBITDA	$4,108	$3,460	$(34)	$(264)

Resorts:
Operating revenues	$29,843	$28,672	$149	$—
Operating costs and expenses (1)	29,247	29,257	—	—
Depreciation and amortization	3,638	4,472	—	—
(Gain) loss on disposals of assets	—	27	—	—

Operating income (loss)	$(3,042)	$(5,084)	$149	$—

EBITDA	$596	(585)	$149	$—

Other operations and services:
Operating revenues	$5,676	$4,285	$—	$—
Operating costs and expenses (1)	15,906	14,181	—	—
Depreciation and amortization	3,507	3,986	—	—
(Gain) loss on disposals of assets	(86)	764	—	—

Operating loss	$(13,651)	$(14,646)	$—	$—

EBITDA	$(10,230)	$(9,896)	$—	$—

Consolidated Operations:
Operating revenues	$180,170	$178,342	$10,216	$3,062
Operating costs and expenses (1)	169,084	167,291	10,938	4,049
Depreciation and amortization	20,656	22,395	1,287	—
(Gain) loss on disposals of assets	(2,506)	452	364	(2,405)

Operating income (loss) (2)	$(7,064)	$(11,796)	$(2,373)	$1,418

Addback:
Depreciation and amortization	20,656	22,395	1,287	—
(Gain) loss on disposals of assets	(2,506)	452	364	(2,405)

EBITDA	$11,086	$11,051	$(722)	$(987)

(1) Includes operating costs and expenses as well as selling, general and administrative expenses.

(2) Reconciliation to Income (loss) before income taxes and minority interest:

Operating income (loss)	$(7,064)	$(11,796)	$(2,373)	$1,418
Interest and investment income	134	311	2	—
Interest expense	(12,459)	(14,948)	(154)	(39)

Income (loss) from operations before income taxes and minority interest	$(19,389)	$(26,433)	$(2,525)	$1,379

ClubCorp, Inc.

Note 10. Contingencies

Included in first quarter 2003 results for our other operations and services is a charge of $1.0 million recorded to cover potential settlements of lawsuits related to one of our former properties. This amount is an addition to the $1.0 million reserve established during the fourth quarter of 2002 related to the same matter.

Because the majority of our debt matures in the next two fiscal years, we have been seeking alternative financing arrangements to lengthen the term of our debts through refinancing. We anticipate closing three loan transactions during the second quarter of 2003, the proceeds of which will be used to replace our existing senior secured credit facility and the priority term loan, in addition to providing us with additional working capital. We have received commitments from external lenders for two of the transactions for $500 million and $70 million, respectively, and expect to receive a commitment from the other external lender in the near future for an additional $61 million. These three transactions will be secured by property-level mortgages at three resorts and 36 golf properties owned by our wholly-owned subsidiaries.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of March 25, 2003, we operated 106 country clubs, golf clubs and public golf facilities, three destination golf resorts and 73 business, sports and business/sports clubs in 30 states and three foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in North Carolina, The Homestead® Resort in Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles.

Our operations are organized into three principal business segments: country club and golf facilities, resorts, and business and sports clubs. Other operations that are not assigned to a principal business segment include our real estate operations and corporate services. Our primary sources of revenue include membership dues, membership fees and deposits, food and beverage operations, golf operations and lodging.

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

Our consolidated financial statements are presented on a 52/53 week fiscal year ending on the last Tuesday of December, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The following discussion of our financial condition and results of operations for the first quarters ended March 19, 2002 and March 25, 2003 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

Results of Operations

We analyze operating results and manage our business segments using the following concepts and definitions:

We use EBITDA to monitor our property-level and overall performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and losses on disposals and impairment of assets and includes both continuing and discontinued operations. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurement of EBITDA may not be comparable to similarly titled measures reported by other companies. See Note 9 to our Consolidated Financial Statements for a reconciliation of this measure to our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

Quarter Ended March 19, 2002 Compared to Quarter Ended March 25, 2003

Consolidated Operations—Continuing Operations

Operations remained essentially flat in the first quarter of 2003 as a result of continued economic uncertainty and poor weather conditions at several of our properties. Operating revenues decreased from $180.2 million in first quarter 2002 to $178.3 million in first quarter 2003. This decrease was comprised of operating revenue decreases of $1.4 million in our other operations and services, $1.2 million at our resorts, and $0.2 million at our business and sports clubs, partially offset by an increase of $0.9 million at our country club and golf facilities. Included in these segment variances are divestitures of facilities that accounted for $0.6 million of the net revenue decrease mentioned above.

Gain (loss) on disposals of assets was $2.5 million in first quarter 2002 as compared to ($0.5) million in first quarter 2003. We disposed of three properties in first quarter 2002 and one property in addition to those mentioned below in first quarter 2003. Included in these totals are losses on retirements of assets of $0.8 million and $0.2 million recorded during first quarter 2002 and first quarter 2003, respectively.

Excluding the impact of disposals of assets, operating loss increased from $9.6 million in first quarter 2002 to $11.3 million in first quarter 2003. This increased loss was due to the decline in revenues mentioned above, increased operating costs and expenses of $1.7 million and depreciation and amortization of $1.7 million, partially offset by decreased selling, general and administrative expenses of $3.5 million. Operating costs and expenses increased as a result of increased bonus expenses of $2.3 million, increased property taxes and insurance of $0.8 million, and increased utilities of $0.5 million, offset by decreased real estate expenses of $1.9 million. Bonus expenses increased as a result of our operating performance exceeding internally planned amounts for first quarter 2003, with the expectation that performance for the remainder of fiscal year 2003 either continues or improves on this trend. Should this not occur and trends in our operating performance decline as compared to our plan, it is likely that a portion of this amount and further accruals associated with financial performance-based bonuses would be reversed in future quarters of fiscal year 2003. Property taxes and insurance increased as a result of increased property values and insurance rates, respectively, in addition to additional expenses associated with our switch to a non-subscriber plan in Texas for work-related injury coverage. Utilities increased as a result of increased rates and usage resulting from winter weather conditions at certain of our properties. Real estate expenses decreased as a result of lower sales of units in our Owners Club program and reductions in real estate overhead. Depreciation and amortization increased as a result of recently completed capital expansions at existing facilities and increased usage of technology related assets with shorter depreciable lives. The decrease in selling, general and administrative expenses was primarily due to cost cutting initiatives undertaken in our corporate office and other administrative functions during the second half of 2002.

Loss from operations before income taxes and minority interest increased to $26.4 million for first quarter 2003 from $19.4 million for first quarter 2002. This increase was primarily attributable to the decrease in operating income mentioned above and higher interest expense of $2.5 million. Interest expense increased as a result of slightly higher levels of outstanding debt, increased incremental margins added to our variable interest rates, and higher loan fee amortization as a result of recent amendments to our combined credit facility and the addition of four mortgage loans in the past year.

At the beginning of fiscal year 2003, we reclassified our international properties from other operations and services to their functional segments as either country club and golf facilities or business and sports clubs. Segment results for all periods presented have been restated to reflect this reclassification, which is consistent with changes in our internal management and organizational structure.

Discontinued Operations

As of December 31, 2002, we included the operations of 15 divested properties and 11 properties held for sale in discontinued operations. During the first quarter of 2003, we divested three of these properties as well as three additional properties that were previously included in continuing operations. As such, at March 25, 2003, the operations of 21 divested properties and eight properties currently held for sale are now included in discontinued operations. Operating revenues for these properties decreased from $10.2 million in first quarter 2002 to $3.1 million in first quarter 2003. Excluding the impact of disposals of assets, segment operating loss from these properties decreased $1.0 million from first quarter 2002 to first quarter 2003 as a result of decreased depreciation and amortization expense of $1.3 million. In accordance with SFAS 144, depreciation expense was not booked in the current quarter for these properties classified as held for sale.

Segment and Other Information

Country Club and Golf Facilities

The following table presents certain summary financial data and other data for our country club and golf facilities segment for the first quarters ended March 19, 2002 and March 25, 2003 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2002	2003	2002	2003
Number of facilities at end of period	95	95	103	100
Operating revenues	$94,639	$95,314	$96,476	$97,352
Operating costs and expenses	76,990	76,887	79,864	79,280
Depreciation and amortization	10,553	10,864	10,553	11,172
(Gain) loss on disposals of assets	348	(583)	(2,850)	(368)

Segment operating income from continuing operations	$6,748	$8,146	$8,909	$7,268

Segment operating loss from discontinued operations	$(726)	$(638)	$(2,385)	$(739)

EBITDA	$17,421	$17,790	$15,775	$17,349

Continuing Operations. Operating revenues increased $0.7 million from first quarter 2002 to first quarter 2003 for same store country club and golf facilities. This increase was primarily due to increased golf operations revenue of $0.4 million, membership dues of $0.3 million, and other recreation revenue of $0.3 million, partially offset by decreased recognition of membership deposits and fees of $0.7 million. Golf operations revenue increased as a result of increased rounds and rates at certain domestic and international properties now in their third year of operations. Membership dues increased as a result of price increases partially offset by decreased membership levels at same store country club and golf facilities. Other recreation revenue increased due to increased usage of tennis, athletics and other amenities offered at our private country clubs. Recognition of membership deposits and fees declined due to decreased amortization as a result of net membership attrition in recent periods. Although membership trends have improved slightly from 2002 levels, we continue to experience net attrition in member counts due to continued economic uncertainty.

Excluding the impact of disposals of assets, segment operating income increased $0.5 million from first quarter 2002 to first quarter 2003 at same store country club and golf facilities as a result of increased profit margins in golf and food and beverage operations. These increases were primarily due to expense controls and increased private parties, which typically have higher margins than a la carte sales. These increases were partially offset by increased selling expenses of $0.6 million and depreciation and amortization of $0.3 million. Selling expenses increased as a result of the recognition of incremental selling costs not directly tied to the sale of membership initiation deposits and fees. Depreciation and amortization increased due to recently completed capital expansion projects at certain same store facilities.

Net gains on disposals of assets of $2.9 million and $0.4 million were recorded during first quarter 2002 and 2003, respectively. In first quarter 2002, net gains were recorded on the divestiture of three country club and golf facilities. In first quarter 2003, net gains were recorded on the divestiture of one country club and golf facility and the receipt of insurance proceeds of $0.4 million related to flood damage incurred at one of our properties in 2002.

Discontinued Operations. The operations of 15 divested country club and golf facilities and six clubs currently held for sale are included in discontinued operations. Segment operating loss from these properties decreased $1.6 million for total country club and golf facilities for first quarter 2003 from first quarter 2002 as a result of decreased depreciation and amortization of $1.2 million and decreased losses on disposals of assets of $0.3 million.

Resorts

The following table presents certain summary financial data and other operating data for our resorts segment for the first quarters ended March 19, 2002 and March 25, 2003 (dollars in thousands):

	Same Store Resorts		Total Resorts
	2002	2003	2002	2003
Number of facilities at end of period (1)	3	3	3	3
Operating revenues	$29,843	$28,672	$29,843	$28,672
Operating costs and expenses	29,247	29,257	29,247	29,257
Depreciation and amortization	3,638	4,472	3,638	4,472
Loss on disposals of assets	—	27	—	27

Segment operating loss from continuing operations	$(3,042)	$(5,084)	$(3,042)	$(5,084)

Segment operating income from discontinued operations	$—	$—	$149	$—

EBITDA	$596	$(585)	$745	$(585)

Lodging data (3 resorts) (1)
Room nights available	99,708	99,708
Room nights sold	39,146	42,554
Paid occupancy rate	39.3%	42.7%
Average daily revenue per occupied room (2)	$620	$550
Average daily revenue per available room (2)	$244	$235

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek.
(2)	Average daily revenue per occupied room and average daily revenue per available room are based on total operating revenues excluding membership dues, recognition of member initiation fees, and net managed rooms commissions.

Continuing Operations.    Operating revenues decreased $1.2 million from first quarter 2002 to first quarter 2003 for total resorts. This decrease was primarily due to decreased lodging revenues of $1.0 million and lower golf operations revenue of $0.5 million, partially offset by increased food and beverage sales of $0.3 million. Although paid occupancy rates increased in 2003, lodging revenues were impacted by lower rates that our resorts offered in order to increase volume of business, in addition to extremely poor weather conditions at The Homestead for a significant portion of first quarter 2003. Golf operations revenues declined primarily due to decreased rounds and revenue per round at Pinehurst, which was also impacted by periods of bad golf weather during first quarter 2003. These factors combined to result in the 11.3% decrease in average daily revenue per occupied room from first quarter 2002 to first quarter 2003. Food and beverage sales increased, however, as a result of improved group business at Barton Creek.

Segment operating loss increased $2.0 million from first quarter 2002 to first quarter 2003 at same store resorts as a result of the decline in revenues mentioned above and increased depreciation and amortization of $0.8 million. While operating costs and expenses held steady as a result of expense controls in response to the decline in revenues, depreciation and amortization increased due to recent expansion projects completed at same store resorts.

Discontinued Operations.    Discontinued operations are comprised of the management fees of one divested resort property. The management agreement for this property was terminated in 2002.

Business and Sports Clubs

The following table presents certain summary financial data and other data for our business and sports clubs segment for the first quarters ended March 19, 2002 and March 25, 2003 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2002	2003	2002	2003
Number of facilities at end of period	71	71	71	71
Operating revenues	$48,175	$48,033	$48,175	$48,033
Operating costs and expenses	44,067	44,573	44,067	44,573
Depreciation and amortization	2,958	2,765	2,958	2,765
(Gain) loss on disposals of assets	430	29	430	29

Segment operating income from continuing operations	$720	$666	$720	$666

Segment operating income (loss) from discontinued operations	$13	$(172)	$(137)	$2,157

EBITDA	$4,139	$3,288	$4,074	$3,196

Continuing Operations.    Operating revenues remained relatively stable from first quarter 2002 to first quarter 2003 for total business and sports clubs as a decrease in membership dues of $0.6 million was offset by an increase in food and beverage sales of $0.6 million. Although membership trends have improved slightly from 2002 levels, we continue to experience net attrition in member counts due to continued economic uncertainty, resulting in decreased membership dues. Food and beverage sales were up as a result of an increased number of private parties at several clubs due to strong promotional efforts aimed at attracting business to our clubs.

Excluding the impact of disposals of assets, segment operating income decreased $0.5 million from first quarter 2002 to first quarter 2003 at total business and sports clubs. This decrease was primarily due to increased operating costs and expenses of $0.5 million as a result of the recognition of incremental selling costs not directly tied to the sale of membership initiation deposits and fees. Operating margins were positively impacted by improved food and beverage margins due to expense controls and the increase in revenues, in addition to a decline in facility rental expense of $0.3 million. Facility rental expense has declined due to the renegotiation of certain of our facilities’ lease agreements with their respective landlords, in addition to a decline in contingent rent payments. Depreciation and amortization declined due to lower recent levels of capital spending at our business and sports clubs.

Net loss on disposals of assets was $0.4 million for first quarter 2002 as a result of the retirement of out of service assets.

Discontinued Operations.    The operations of four divested business and sports clubs and two clubs currently held for sale are included in discontinued operations. Segment operating income from these properties increased $2.3 million primarily as a result of a gain generated on the divestiture of our share of a joint venture in the operations of an international business club.

Other Operations & Services—Continuing Operations

Excluding the impact of disposals of assets, operating loss for our real estate operations decreased to $0.3 million for first quarter 2003 from $2.0 million for first quarter 2002. This decrease was primarily due to cost cutting initiatives in the administrative and sales and marketing functions of our real estate operations. Operationally, we experienced decreased closings of units in our Owners Club program of $0.8 million as a result of continued weakness in the nation’s economy and the fact that we have already sold the majority of our available units at two of our four locations.

Included in first quarter 2003 results for our other operations and services is a charge of $1.0 million recorded to cover settlements of lawsuits related to one of our former properties. This amount is an addition to the $1.0 million reserve established during the fourth quarter of 2002 related to the same matter.

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

Liquidity and Capital Resources

Historically, we have financed our operations and cash needs primarily through cash flows from operations, borrowings under credit facilities, and to a lesser extent, proceeds from divestitures. Our primary cash needs for the remainder of 2003 and the immediate future thereafter consist of capital to finance working capital needs, capital replacements at existing facilities, limited capital expansion and development projects, and repayment of long-term debt. We distinguish capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and investments in joint ventures. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members’ expectations and to attract new members. Capital expansions are discretionary expenditures which create new amenities or enhance existing amenities at existing facilities. Due to the state of the economy and the relatively large amount of capital expenditures we have made in recent years, we do not expect to make significant capital expansions in 2003. Total capital expenditures are expected to be approximately $62 million in 2003. In addition to these planned capital expenditures, we have committed and accrued $17 million ($8 million of which was committed as of December 31, 2002) as payment for additional purchase price of one of our country club and golf facilities. Although we expect to finance a majority of this payment through mortgage financing on the property, the total payment exceeds our lender’s commitment by approximately $3 million, which necessitates the funding of this portion of the payment from our existing working capital.

Our credit facility is comprised of a combined $650 million senior secured credit facility, consisting of a $350 million revolving line of credit and a $100 million Facility A Term Loan which mature on September 24 2004, and a $200 million Facility B Term Loan that matures on March 24, 2007. The total amount outstanding under the combined facility, including letters of credit of $15.0 million, was $581.9 million as of May 9, 2003. This amount is comprised of $331.8 million under the revolving line of credit, including letters of credit, and $47.5 million and $181.0 million under the Facility A and B Term Loans, respectively. We also received short-term financing in the form of a $30 million Priority Term Loan in October 2002. This Priority Term Loan matures on June 16, 2003 and the outstanding balance as of May 9, 2003 was $21.6 million.

Debt covenants related to the senior secured credit facility are calculated using various ratios that measure our overall leverage, debt service coverage and tangible net worth all as defined by terms of the credit facility. For the quarter ended March 25, 2003 we were in compliance with all covenant requirements. However, we cannot estimate at this time whether we will be in compliance with these covenants in future quarters.

Because the majority of our debt matures in the next two fiscal years, we have been seeking alternative financing arrangements to lengthen the term of our debts through refinancing. We anticipate closing three loan transactions during the second quarter of 2003, the proceeds of which will be used to replace our existing senior secured credit facility and the Priority Term Loan, in addition to providing us with additional working capital. We have received commitments from external lenders for two of the transactions for $500 million and $70 million, respectively, and expect to receive a commitment from the other external lender in the near future for an additional $61 million. These three transactions are expected to be secured by property-level mortgages at three resorts and 36 golf properties owned by our wholly-owned subsidiaries. We expect these transactions to allow us to lock in historically low long-term rates on $408 million of the total loan amount, increase our working capital by $35 million, reduce required principal reductions by $17 million during the first loan year and provide us with increased flexibility in making strategic decisions and managing our business. If we are not successful in completing these refinancing transactions, our ability to meet all of our current scheduled maturities, including full repayment of the Priority Term Loan, could be strained. We are highly confident that the refinancing transactions underway will be successful. However, if in the event of unforeseen circumstances either in or out of our control they are not, it is possible that capital spending or other cash outlays would be delayed, or other forms of capital would need to be secured, to meet these obligations.

Net cash flows provided from operations increased to $22.6 million in first quarter 2003 from $10.4 million in first quarter 2002 as a result of longer payment cycles for accounts payable and accrued liabilities and increased receipts of deferred membership revenues. Despite the downward trend in revenues and operating income in recent years, we believe we have adequate capital resources to fund our operations and strategy for the immediate future, as most capital expenditures other than certain capital replacements are considered discretionary and could be curtailed in periods of low liquidity. As a means of providing additional liquidity, we are also finalizing the process of disposing of several non-strategic assets. As of May 9, 2003, we have completed the divestiture of 11 properties and certain other holdings in the current year for net cash proceeds of approximately $24.5 million.

Factors That May Affect Future Operating Results and the Accuracy of Our Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential” or “continue,” or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section and in our Form 10-K for the year ended December 31, 2002.

Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. We have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities during our operating history. Although management devotes substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond our control, including weather conditions, general economic conditions, changes in demand for golf and private club services and changes in the federal tax laws. There can be no assurance that we will be able to maintain or increase membership or facility usage. Significant periods where attrition rates exceed enrollment rates, or where facilities’ usage is below historical levels would have a material adverse effect on our business, operating results, and financial condition. Other factors that may affect our operating results include, but are not limited to, our ability to obtain external financing, the actions of our competitors, changes in labor costs, the timing and success of acquisitions and dispositions, changes in law, future terrorist attacks on U.S. targets, prolonged U.S. military efforts with Iraq and/or other nations, international health scares related to SARS or other infectious diseases, or other related international geopolitical uncertainties.

Recently Adopted Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” The main provisions of this statement address classification of debt extinguishments and accounting for certain lease transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not impact our consolidated financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 redefines the disclosures to be made by the guarantor in its interim and annual financial statements regarding obligations under certain guarantees issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. Implementation of this statement had no impact on our consolidated financial statements.

In December 2002, the FASB issued FASB Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities,” which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. We are currently evaluating the impact this statement will have on our Consolidated Financial Statements. We believe that this statement may cause us to consolidate a joint venture that would add assets of $9.5 million and liabilities of $8.9 million to our Consolidated Balance Sheet. This investment is carried as an equity investment at March 25, 2003.

On December 31, 2002, the FASB issued SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. We have not chosen to adopt the fair value measurement provisions of SFAS 123; however, we are in compliance with the disclosure requirements in the Condensed Notes to our Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in sections 240.13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

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

15.1 – Letter from KPMG LLP regarding unaudited interim financial statements

99.1 – Management certification of Robert H. Dedman, Jr. required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

99.2 – Management certification of Jeffrey P. Mayer required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLUBCORP, INC.

Date: May 9, 2003	By:	/s/ JOHN D. BAILEY John D. Bailey Senior Vice President and Chief Accounting Officer

CERTIFICATIONS

I, Robert H. Dedman, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ClubCorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	By:	/s/Robert H. Dedman, Jr.
Robert H. Dedman, Jr. Chairman of the Board and Chief Executive Officer

I, Jeffrey P. Mayer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ClubCorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	By:	/s/Jeffrey P. Mayer
Jeffrey P. Mayer Chief Financial Officer