Form 10-Q
period 2003-06-17
CLUBCORP INC
filed 2003-08-11
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 17, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 1, 2003 was 93,727,772.

CLUBCORP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REVIEW REPORT

The Board of Directors and Stockholders

ClubCorp, Inc.:

We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of June 17, 2003, and the related consolidated statement of operations for the twelve weeks and twenty-four weeks ended June 17, 2003 and June 11, 2002, and the consolidated statement of cash flows for the twenty-four weeks ended June 17, 2003 and June 11, 2002. These consolidated financial statements are the responsibility of ClubCorp’s management.

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

As discussed in Note 7 to the accompanying consolidated financial statements, effective December 26, 2001, ClubCorp changed its method of accounting for the impairment or disposal of long-lived assets.

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

KPMG LLP

Dallas, Texas

August 1, 2003

ClubCorp, Inc.

Consolidated Balance Sheet

(Dollars in thousands)

(Unaudited)

	December 31, 2002	June 17, 2003
Assets
Current assets:
Cash and cash equivalents	$2,426	$35,047
Membership and other receivables, net	90,940	82,040
Inventories	20,015	22,084
Other assets	79,139	61,234

Total current assets	192,520	200,405
Property and equipment, net	1,205,389	1,193,656
Other assets	173,368	192,488

Total assets	$1,571,277	$1,586,549

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$71,781	$60,781
Long-term debt—current portion	69,483	28,502
Other liabilities	136,200	134,982

Total current liabilities	277,464	224,265
Long-term debt	596,727	672,973
Other liabilities	148,222	147,964
Membership deposits	116,234	121,963
Redemption value of common stock held by benefit plan	38,697	35,317
Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 93,727,191 and 93,727,772 outstanding at December 31, 2002 and at June 17, 2003, respectively.	996	996
Additional paid-in capital	161,672	161,672
Accumulated other comprehensive loss	(8,381)	(3,656)
Retained earnings	300,080	285,484
Treasury stock, 5,867,217 and 5,866,636 shares at cost at December 31, 2002, and at June 17, 2003, respectively.	(60,434)	(60,429)

Total stockholders’ equity	393,933	384,067

Total liabilities and stockholders’ equity	$1,571,277	$1,586,549

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Operations

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty Four Weeks
	June 11, 2002	June 17, 2003	June 11, 2002	June 17, 2003
Operating revenues	$237,151	$230,595	$416,154	$408,137
Operating costs and expenses	180,825	176,075	331,157	328,522
Depreciation and amortization	21,144	21,334	41,704	43,630
Selling, general and administrative expenses	16,258	12,712	33,896	26,814
(Gain) loss on disposals and impairment of assets	12,352	(99)	9,797	353

Operating income (loss) from continuing operations	6,572	20,573	(400)	8,818
Interest and investment income	276	475	410	786
Financing cost on prior debt facility	—	(10,569)	—	(10,569)
Interest expense	(14,330)	(16,962)	(26,788)	(31,909)

Loss from continuing operations before income taxes and minority interest	(7,482)	(6,483)	(26,778)	(32,874)
Income tax benefit	1,353	594	7,159	9,011
Minority interest	107	(98)	314	(23)

Loss from continuing operations	(6,022)	(5,987)	(19,305)	(23,886)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	1,531	8,229	(1,087)	9,566
Income tax (provision) benefit	(549)	(3,182)	284	(3,656)

Income (loss) from discontinued operations	982	5,047	(803)	5,910

Net loss	$(5,040)	$(940)	$(20,108)	$(17,976)

Basic and diluted loss per share on:
Loss from continuing operations	$(0.06)	$(0.06)	$(0.21)	$(0.25)
Income (loss) from discontinued operations	0.01	0.05	(0.00)	0.06

Basic and diluted loss per share	$(0.05)	$(0.01)	$(0.21)	$(0.19)

See accompanying condensed notes to consolidated financial statements.

ClubCorp. Inc.

Consolidated Statement of Cash Flows

(Dollars in thousands)

(Unaudited)

	Twenty Four Weeks Ended
	June 11, 2002	June 17, 2003
Cash flows from operations:
Loss from continuing operations	$(19,305)	$(23,886)
Adjustments to reconcile loss from continuing operations to cash flows provided from operations:
Income (loss) from discontinued operations	(803)	5,910
Depreciation and amortization from continuing operations	41,704	43,630
Depreciation and amortization from discontinued operations	2,767	100
Loss on disposals and impairment of assets from continuing operations	9,797	353
(Gain) on disposals and impairment of assets from discontinued operations	(1,742)	(10,693)
Minority interest in net income (loss) of subsidiaries	(314)	23
Equity in (gains) losses of joint ventures	1,196	(1,303)
Amortization of discount on membership deposits	4,463	4,270
Net change in deferred income taxes	(8,606)	(7,818)
Net change in real estate held for sale	1,887	909
Net change in membership and other receivables, net	3,189	8,900
Net change in accounts payable and accrued liabilities	(7,139)	(11,003)
Net change in deferred income	4,687	7,504
Net change in deferred membership revenues	(1,920)	1,139
Other	2,743	(5,790)

Cash flows provided from operations	32,604	12,245
Cash flows from investing activities:
Additions to property and equipment	(41,751)	(28,892)
Development of new facilities	(12,522)	(736)
Development of real estate held for sale	(2,901)	(591)
Proceeds from dispositions, net	14,492	27,086
Other	(196)	242

Cash flows used by investing activities	(42,878)	(2,891)
Cash flows from financing activities:
Borrowings of long-term debt	40,350	725,961
Repayments of long-term debt	(12,559)	(692,526)
Loan origination and amendment fees	(4,102)	(10,552)
Membership deposits received, net	405	379
Treasury stock transaction, net	(53)	5

Cash flows provided from financing activities	24,041	23,267

Net cash flows continuing operations	13,545	37,304
Net cash flows from discontinued operations	222	(4,683)

Total cash flows from continuing and discontinued operations	13,767	32,621

Cash and cash equivalents at beginning of period	3,212	2,426

Cash and cash equivalents at end of period	$16,979	$35,047

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

In our opinion, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of June 17, 2003, and the consolidated results of operations for the twelve weeks and twenty-four weeks ended June 11, 2002 and June 17, 2003, and cash flows for the twenty-four weeks ended June 11, 2002 and June 17, 2003. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Recent Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” The main provisions of this statement address classification of debt extinguishments and accounting for certain lease transactions. SFAS 145 was effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 affected our presentation of the write off of unamortized financing costs in our Consolidated Statement of Operations.

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

In December 2002, the FASB issued FASB Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities” which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. We are currently evaluating the impact this statement will have on our Consolidated Financial Statements. We believe that this statement may cause us to consolidate a joint venture that would add assets of $10.6 million and liabilities of $10.1 million to our Consolidated Balance Sheet. This investment is carried as an equity investment at June 17, 2003.

ClubCorp, Inc.

In December 2002, the FASB issued SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. We have not chosen to adopt the fair value measurement provisions of SFAS 123; however, we are in compliance with the disclosure requirements as shown below in the Stock-based compensation disclosure.

In April 2003, the FASB issued SFAS No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. SFAS 149 is effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. Implementation of this statement will have no impact to our Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Implementation of this statement will have no impact on our Consolidated Financial Statements.

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

In accordance with the requirements of SFAS 123, the fair value of the options granted were estimated using the Black-Scholes option-pricing model with the following assumptions for the twelve and twenty-four weeks ended June 11, 2002 and June 17, 2003: risk-free weighted average interest rates of 4.9%, an expected volatility of 40%, an expected life of ten years and zero dividend yield. Had compensation cost for the option plans been determined based on the fair value at the grant dates for the options, our net loss and net loss per share would have been changed to the following pro forma amounts (dollars in thousands, except per share amounts):

	Twelve Weeks Ended		Twenty Four Weeks Ended
	June 11, 2002	June 17, 2003	June 11, 2002	June 17, 2003
Net Loss as reported	$(5,040)	$(940)	$(20,108)	$(17,976)
Add: Total Stock-Based Compensation Expense determined under fair value method, net of taxes	(1,688)	(3,590)	(5,769)	(3,590)

Pro Forma Net loss	$(6,728)	$(4,530)	$(25,877)	$(21,566)

Loss per share—Reported	$(0.05)	$(0.01)	$(0.21)	$(0.19)

Loss per share—Pro Forma	$(0.07)	$(0.05)	$(0.28)	$(0.23)

ClubCorp, Inc.

Effective March 15, 2003, employees forfeited 3,778,986 options valued at $18,872,000, net of taxes. At a date exceeding six months from the date of forfeiture, an equal number of options will be issued to these employees with an exercise price at the then current market value in order to comply with APB 25, and, therefore, resulting in no additional compensation costs.

Note 2. Derivative instruments

As of June 17, 2003, we had interest rate swap contracts to pay fixed rates of interest (ranging from 5.25% to 6.945%) and receive variable rates of interest based on LIBOR on an aggregate of $120.0 million notional amount of indebtedness with maturity dates ranging from June 2003 through September 2003. Three contracts matured and one other was paid off during the twelve weeks ended June 17, 2003. The remaining hedges are highly effective, however, for the twelve weeks ended June 17, 2003 we recorded $51,000 as a reduction of interest expense for the ineffective portion of these instruments. The aggregate fair market value of all interest rate swap contracts was ($636,000) on June 17, 2003 and is included in other current liabilities on the Consolidated Balance Sheet. We have no plans to renew any of these hedges as they mature in the third quarter.

Variable interest rates on our newly refinanced mortgage debt are based on the 30 day LIBOR rate plus an incremental margin (between 275 and 375 basis points) and the US Prime rate plus an incremental margin of 100 basis points. Interest payments on approximately 72% of the floating portion of these notes are protected by interest rate cap agreements that limit our exposure to rises in interest rates over certain amounts. During the twelve weeks ended June 17, 2003, we recognized interest expense of $0.3 million to record the change in fair value of these instruments.

Note 3. Operating revenues

We recognize revenues from the following sources (dollars in thousands):

	Twelve Weeks Ended		Twenty Four Weeks Ended
	June 11, 2002	June 17, 2003	June 11, 2002	June 17, 2003

Revenues from continuing operations:
Membership fees and deposits	$9,186	$7,854	$18,508	$16,947
Membership dues	74,227	73,103	147,981	145,731
Golf operations revenues	53,670	53,522	82,091	81,848
Food and beverage revenues	62,638	62,139	106,572	107,018
Lodging revenues	16,627	14,587	25,050	22,078
Other revenues	20,803	19,390	35,952	34,515

Total operating revenues from continuing operations	$237,151	$230,595	$416,154	$408,137

Revenues from discontinued operations:
Membership fees and deposits	$196	$—	$324	$—
Membership dues	3,373	1,254	6,955	2,886
Golf operations revenues	5,948	725	9,610	1,695
Food and beverage revenues	4,003	914	7,232	2,122
Lodging revenues	7	—	9	—
Other revenues	481	311	966	363

Total operating revenues from discontinued operations	$14,008	$3,204	$25,096	$7,066

Note 4. Income tax benefit

The income tax (provision) benefits for the twelve weeks and twenty-four weeks ended June 11, 2002 and June 17, 2003 differ from amounts computed by applying the U.S. Federal tax rate of 35% to loss from operations before income tax benefit primarily due to foreign and state income taxes, net of Federal benefit, and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes.

ClubCorp, Inc.

Note 5. Weighted average shares

Loss per share is computed using the weighted average number of shares outstanding of 93,742,698 and 93,727,385 for basic loss per share calculations for the twelve weeks ended June 11, 2002 and June 17, 2003, respectively. The weighted average number of shares outstanding for the twenty-four weeks ended June 11, 2002 and June 17, 2003 is 93,742,799 and 93,727,288, respectively. Diluted weighted average shares for the twelve weeks ended June 11, 2002 and June 17, 2003 exclude incremental shares from assumed conversion of 665,681 and 52,331 shares, respectively, due to the net losses for the periods. Diluted weighted average shares for the twenty-four weeks ended June 11, 2002 and June 17, 2003 excluded incremental shares from assumed conversion of 724,697 and 17,183 shares, respectively.

Note 6. Property and equipment

Property and equipment consists of the following (dollars in thousands):

	December 31, 2002	June 17, 2003

Land and land improvements	$678,401	$688,897
Buildings and recreational facilities	493,514	498,571
Leasehold improvements	110,623	109,467
Furniture and fixtures	136,634	136,038
Machinery and equipment	264,983	269,132
Construction in progress	13,311	15,103

	1,697,466	1,717,208
Accumulated depreciation and amortization	(492,077)	(523,552)

	$1,205,389	$1,193,656

Note 7. Disposal and Impairment of Long- Lived Assets

On December 26, 2001, we adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121 and the portion of Accounting Principles Board Opinion No. 30 that deals with the disposal of a business segment. In conjunction with this statement, for all periods presented, certain assets and liabilities expected to be sold with the held-for-sale entities have been included in Other Current Assets and Other Current Liabilities, and all income and expense items have been reclassified as Discontinued Operations.

As of June 17, 2003, we had five properties classified as held for sale. Two of these properties held for sale were recorded under SFAS 121 as part of continuing operations. The remaining three properties were reported as held for sale under the guidance of SFAS 144.

ClubCorp, Inc.

The balance sheet amounts related to these three properties were included in Other Current Assets and Other Current Liabilities on the Consolidated Balance Sheet and were comprised of the following (dollars in thousands):

	December 31, 2002	June 17, 2003
Membership and other receivables, net	$1,382	$701
Inventories	705	265
Other current assets	3,362	64
Property and equipment, net	18,898	5,879
Other assets	12	—

Total assets	$24,359	$6,909

Accounts payable and accrued liabilities	$730	$269
Other current liabilities	1,514	929
Long-term debt	7,013	338
Other liabilities	762	177
Membership deposits	9,409	6,364

Total liabilities	$19,428	$8,077

The three properties as well as all properties that were divested during the twelve weeks ended June 17, 2003 were also reclassified to Discontinued Operations on the Consolidated Statement of Operations for all periods presented. See Note 10 for detail of the Statement of Operations impact of Discontinued Operations by segment and in total.

Note 8. Comprehensive income (loss)

The following summarizes the components of comprehensive income (loss) (dollars in thousands):

	Twelve Weeks Ended		Twenty Four Weeks Ended
	June 11, 2002	June 17, 2003	June 11, 2002	June 17, 2003
Net Loss	$(5,040)	$(940)	$(20,108)	$(17,976)
Changes in fair value of derivative instruments and hedging activities, net of income taxes	46	1,925	1,655	3,220
Foreign currency translation adjustment	(2,183)	3,001	(1,855)	1,505

Total comprehensive income (loss)	$(7,177)	$3,986	$(20,308)	$(13,251)

ClubCorp, Inc.

Note 9. Long-term debt

On June 4, 2003, we completed a major refinancing of our outstanding bank debt. Through the simultaneous completion of three separate mortgage portfolio transactions with a combined notional amount of $617.6 million, we retired the remaining outstanding balance of our $650 million senior secured credit facility and a $30 million bridge note. As a result of these transactions, we wrote off $10.6 million in unamortized financing costs related to our previous credit facility in the twelve weeks ended June 17, 2003.

Long-term borrowings are summarized below with the range of maturity dates for debt outstanding at June 17, 2003 in parentheses (dollars in thousands):

	June 17, 2003	Amortization	Interest Rate	Maturity
Pacific Life Insurance Corporation	$221,650	25 years	6.73% to 7.23%	2013
Pacific Life Insurance Corporation	151,335	25 years	6.11% to 6.61%	2010
Pacific Life Insurance Corporation	67,250	25 years	2.75% + 30 day LIBOR	2008
Pacific Life Insurance Corporation	39,000	25 years	2.75% + 30 day LIBOR	2006
Pacific Life Insurance Corporation	20,765	25 years	3.25% + 30 day LIBOR	2006
Textron Financial Corporation	28,323	20 years	US Prime + 1%	2008
Textron Financial Corporation	28,323	20 years	5.90%	2008
GMAC Commercial Mortgage Company	61,000	25 years	3.75% + 30 day LIBOR	2008

	617,646
Other Mortgage Notes	68,568	Various	4.50% to 8.75%	2004 – 2017
Capital Leases	15,261

	701,475
Less current portion	28,502

	$672,973

The amounts of our long-term debt maturing in each of the five years subsequent to 2003 are as follows (dollars in thousands):

Year
2003	$11,890
2004	29,043
2005	17,953
2006	72,774
2007	50,177
Thereafter	519,638

Total	$701,475

ClubCorp, Inc.

Note 10. Segment reporting

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

ClubCorp, Inc.

Financial information for the segments is as follows (dollars in thousands):

Consolidated Statement of Operations:

	Continuing Operations
	Twelve Weeks Ended		Twenty Four Weeks Ended
	June 11, 2002	June 17, 2003	June 11, 2002	June 17, 2003
Country Club and Golf Facilities:
Operating revenues	$121,420	$121,671	$216,730	$218,223
Operating costs and expenses (1)	97,453	94,297	176,202	172,835
Depreciation and amortization	11,057	10,825	21,515	21,898
(Gain) loss on disposals and impairment of assets	15,944	583	13,093	215

Operating income (loss)	$(3,034)	$15,966	$5,920	$23,275
EBITDA	$23,967	$27,374	$40,528	$45,388
Business and sports clubs:
Operating revenues	$51,582	$50,483	$99,757	$98,517
Operating costs and expenses (1)	46,701	44,429	90,769	89,002
Depreciation and amortization	2,895	2,785	5,853	5,549
(Gain) loss on disposals and impairment of assets	1,497	115	1,878	143

Operating income (loss)	$489	$3,154	$1,257	$3,823
EBITDA	$4,881	$6,054	$8,988	$9,515
Resorts:
Operating revenues	$56,341	$52,886	$86,184	$81,558
Operating costs and expenses (1)	39,604	36,194	68,851	65,450
Depreciation and amortization	3,764	3,757	7,402	8,229
(Gain) loss on disposals of assets	116	(806)	115	(780)

Operating income (loss)	$12,857	$13,741	$9,816	$8,659
EBITDA	$16,737	16,692	$17,333	16,108
Other operations and services:
Operating revenues	$7,808	$5,555	$13,483	$9,839
Operating costs and expenses (1)	13,325	13,867	29,231	28,049
Depreciation and amortization	3,428	3,967	6,934	7,954
(Gain) loss on disposals of assets	(5,205)	9	(5,289)	775

Operating loss	$(3,740)	$(12,288)	$(17,393)	$(26,939)
EBITDA	$(5,517)	$(8,312)	$(15,748)	$(18,210)
Consolidated Operations:
Operating revenues	$237,151	$230,595	$416,154	$408,137
Operating costs and expenses (1)	197,083	188,787	365,053	355,336
Depreciation and amortization	21,144	21,334	41,704	43,630
(Gain) loss on disposals and impairment of assets	12,352	(99)	9,797	353

Operating income (loss) (2)	$6,572	$20,573	$(400)	$8,818
Addback:
Depreciation and amortization	21,144	21,334	41,704	43,630
(Gain) loss on disposals and impairment of assets	12,352	(99)	9,797	353

EBITDA	$40,068	$41,808	$51,101	$52,801

(1) Includes operating costs and expenses as well as selling, general and administrative expenses.

(2) Reconciliation to Income (loss) before income taxes and minority interest:

Operating income (loss)	$6,572	$20,573	$(400)	$8,818
Interest and investment income	276	475	410	786
Interest expense and financing costs	(14,330)	(27,531)	(26,788)	(42,478)

Income (loss) from operations before income taxes and minority interest	$(7,482)	$(6,483)	$(26,778)	$(32,874)

ClubCorp, Inc.

Consolidated Statement of Operations:

	Discontinued Operations
	Twelve Weeks Ended		Twenty Four Weeks Ended
	June 11, 2002	June 17, 2003	June 11, 2002	June 17, 2003

Country Club and Golf Facilities:
Operating revenues	$10,766	$2,316	$18,242	$4,823
Operating costs and expenses (1)	9,555	2,191	17,816	5,363
Depreciation and amortization	1,289	—	2,568	100
(Gain) loss on disposals and impairment of assets	(2,132)	(7,362)	(1,718)	(7,346)

Operating income (loss)	$2,054	$7,487	$(424)	$6,706
EBITDA	$1,211	$125	$426	$(540)
Business and sports clubs:
Operating revenues	$3,046	$888	$6,509	$2,243
Operating costs and expenses (1)	3,538	954	7,038	2,571
Depreciation and amortization	99	—	199	—
(Gain) loss on disposals and impairment of assets	(24)	(925)	(24)	(3,347)

Operating income (loss)	$(567)	$859	$(704)	$3,019
EBITDA	$(492)	$(66)	$(529)	$(328)
Resorts:
Operating revenues	$196	$—	$345	$—
Operating costs and expenses (1)	—	—	—	—
Depreciation and amortization	—	—	—	—
(Gain) loss on disposals of assets	—	—	—	—

Operating income (loss)	$196	$—	$345	$—
EBITDA	$196	$—	$345	$—
Other operations and services:
Operating revenues	$—	$—	$—	$—
Operating costs and expenses (1)	—	—	—	—
Depreciation and amortization	—	—	—	—
(Gain) loss on disposals of assets	—	—	—	—

Operating loss	$—	$—	$—	$—
EBITDA	$—	$—	$—	$—
Consolidated Operations:
Operating revenues	$14,008	$3,204	$25,096	$7,066
Operating costs and expenses (1)	13,093	3,145	24,854	7,934
Depreciation and amortization	1,388	—	2,767	100
(Gain) loss on disposals and impairment of assets	(2,156)	(8,287)	(1,742)	(10,693)

Operating income (loss) (2)	$1,683	$8,346	$(783)	$9,725
Addback:
Depreciation and amortization	1,388	—	2,767	100
(Gain) loss on disposals and impairment of assets	(2,156)	(8,287)	(1,742)	(10,693)

EBITDA	$915	$59	$242	$(868)

(1) Includes operating costs and expenses as well as selling, general and administrative expenses.

(2) Reconciliation to Income (loss) before income taxes and minority interest:

Operating income (loss)	$1,683	$8,346	$(783)	$9,725
Interest and investment income	—	—	2	—
Interest expense	(152)	(117)	(306)	(159)

Income (loss) from operations before income taxes and minority interest	$1,531	$8,229	$(1,087)	$9,566

ClubCorp, Inc.

Note 11. Contingencies

Included in second quarter 2003 results for our other operations and services is a charge of $0.5 million recorded to adjust final settlements of lawsuits related to one of our former properties. This amount is an addition to the $2.0 million reserve established during previous quarters related to the same matter.

During the second quarter of 2003, we recorded a charge of $1.0 million to cover incurred litigation fees and settlement charges related to one component of an outstanding lawsuit related to one of our former properties. Parties to this lawsuit are also claiming damages in the maximum amount of $5.5 million for which we have not set up any accrual as the actual settlement is not estimable at this time. We believe that the amount is still subject to significant reduction. In accordance with legal requirements, we are currently holding $4.2 million in escrow pertaining to this matter until the lawsuit is resolved.

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

Introduction

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of June 17, 2003, we operated 101 country clubs, golf clubs and public golf facilities, three destination golf resorts and 72 business, sports and business/sports clubs in 29 states and three foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in North Carolina, The Homestead® Resort in Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles.

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

Our consolidated financial statements are presented on a 52/53 week fiscal year ending on the last Tuesday of December, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The following discussion of our financial condition and results of operations for the 12 and 24 weeks ended June 11, 2002 and June 17, 2003 should be read in conjunction with the our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

Recent Developments

On August 1, 2003, Thomas T. Henslee will join the Company as General Counsel and Executive Vice President. From 1996 until joining the Company, Mr. Henslee was a partner in Henslee and Cassidy, LLP, a Dallas based law firm. Through his firm and previous employers, Mr. Henslee has represented the Company and its subsidiaries and affiliates in numerous legal matters since 1989.

Results of Operations

We analyze operating results and manage our business segments using the following concepts and definitions:

We use EBITDA to monitor our property-level and overall performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and losses on disposals and impairment of assets and includes both continuing and discontinued operations. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurement of EBITDA may not be comparable to similarly titled measures reported by other companies. See Note 10 to our Consolidated Financial Statements for a reconciliation of this measure to our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

12 Weeks Ended June 11, 2002 Compared to Quarter Ended June 17, 2003

Consolidated Operations – Continuing Operations

Operating revenues decreased from $237.2 million for second quarter 2002 to $230.6 million for second quarter 2003 as a result of i) divestitures, ii) continued economic uncertainty and iii) poor weather conditions at several of our properties. This decrease was comprised of operating revenue decreases of $3.5 million at our resorts, $1.1 million at our business and sports clubs, and $2.3 million in our other operations and services, partially offset by an increase of $0.3 million at our country club and golf facilities. Included in these segment variances are divestitures of facilities that accounted for $1.8 million of the net revenue decrease mentioned above.

Gain (loss) on disposals and impairment of assets was ($12.4) million for second quarter 2002 as compared to $0.1 million for second quarter 2003. We divested one property and certain out-of-service assets during second quarter 2002 in addition to those mentioned below.

Excluding the impact of disposals and impairment of assets, operating income increased from $18.9 million for second quarter 2002 to $20.5 million for second quarter 2003. This increase was due to decreases in operating costs and expenses of $4.7 million and selling, general and administrative expenses of $3.5 million, partially offset by the decline in revenues mentioned above. Operating costs and expenses were impacted in the prior year by a litigation accrual of $3.2 million relating to an arbitration decision at one of our country clubs. Other operating expenses declined $1.5 million as a result of expense controls in operations and lower cost of goods sold due to the decline in business volume. The decrease in selling, general and administrative expenses was primarily due to cost cutting initiatives that we implemented in our corporate office and other administrative functions during the second half of 2002.

Loss from operations before income taxes and minority interest decreased from $7.5 million for second quarter 2002 to $6.5 million for second quarter 2003 as a result of the increase in operating income mentioned above. This increase was partially offset by increased interest expense of $2.6 million as a result of higher levels of outstanding debt, increased incremental margins added to our variable interest rates, and higher loan fee amortization as a result of 2002 amendments to our previous credit facility and the addition of other mortgage loans in the past year.

On June 4, 2003, we completed a major refinancing of our outstanding bank debt. As a result of these transactions, we wrote off $10.6 million in unamortized financing costs related to our previous credit facility in second quarter 2003. For further information on our refinancing transactions, see “Liquidity and Capital Resources.”

Discontinued Operations

At June 17, 2003, the operations of 26 divested properties and three properties currently held for sale were included in discontinued operations. Operating revenues for these properties decreased from $14.0 million for second quarter 2002 to $3.2 million for second quarter 2003. Excluding the impact of disposals of assets, segment operating income from these properties increased $0.5 million from second quarter 2002 to second quarter 2003. This increase was primarily a result of decreased depreciation and amortization expense of $1.4 million partially offset by decreased operating margins at held for sale country club and golf facilities. In accordance with SFAS 144, depreciation expense was not booked in the current quarter for these properties classified as held for sale. Gain (loss) on disposals and impairment of assets was $2.2 million for second quarter 2002 as compared to $8.3 million for second quarter 2003. We divested three properties in second quarter 2002 and six properties in second quarter 2003. Impairment losses of $1.9 million were recorded during second quarter 2002 to write down the carrying value of certain properties to be disposed.

Segment and Other Information – 12 weeks

Country Club and Golf Facilities

The following table presents certain summary financial and other operating data for our country club and golf facilities segment for the second quarters ended June 11, 2002 and June 17, 2003 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2002	2003	2002	2003
Number of facilities at end of period	95	95	101	99
Operating revenues	$119,473	$118,521	$121,420	$121,671
Operating costs and expenses	93,938	91,512	97,453	94,297
Depreciation and amortization	10,675	10,498	11,057	10,825
Loss on disposals and impairment of assets	178	573	15,944	583

Segment operating income (loss) from continuing operations	$14,682	$15,938	$(3,034)	$15,966

Segment operating income (loss) from discontinued operations	$(242)	$(56)	$2,054	$7,487

EBITDA	$25,446	$26,968	$25,178	$27,499

Continuing Operations. Operating revenues decreased $0.9 million from second quarter 2002 to second quarter 2003 for same store country club and golf facilities. This decrease was primarily due to decreased recognition of membership deposits and fees of $2.2 million, partially offset by increases in golf operations revenues of $0.6 million, membership dues of $0.4 million, and other recreation revenue of $0.4 million. Recognition of membership deposits and fees declined due to decreased amortization as a result of net membership attrition in recent periods. Golf operations revenue increased as a result of increased rounds and prices at certain domestic and international properties now in their third year of operations. Membership dues increased as a result of price increases partially offset by decreased membership levels at same store country club and golf facilities. Other recreation revenue increased due to increased usage of tennis, athletics and other amenities offered at our private country clubs. Membership trends, while greatly improved over the prior year, result in membership dues volume below last year’s level. The dues volume has increased since the beginning of the year showing favorable results for the first time in over two years.

Excluding the impact of disposals and impairment of assets, segment operating income increased $1.7 million at same store country club and golf facilities from second quarter 2002 to second quarter 2003 as a result of decreased operating costs and expenses of $2.4 million, partially offset by the decrease in revenues mentioned above. Operating expenses were impacted in the prior year by a litigation accrual of $3.2 million relating to an arbitration decision at one of our country clubs. Combined other operating expenses increased by approximately $0.8 million as a result of increased golf operations expenses offset by a decline in food and beverage and property-level overhead expenses. Golf operations expenses increased $1.2 million primarily as a result of increased expenses associated with golf cart leases, while food and beverage expenses declined $0.5 million as a result of expense controls and a higher percentage of private parties, which typically have higher margins than a la carte sales. Property-level overhead expenses decreased as a result of cost cutting initiatives implemented in the second half of 2002.

Loss on disposals and impairment of assets for total country club and golf facilities was $15.9 million for second quarter 2002 as compared to $0.6 million for second quarter 2003. Included in this amount for second quarter 2002 is a loss of $8.7 million related to the sale of Daufuskie Island Club and Resort, one of our former resorts that was reclassified to our country club and golf facilities segment at the outset of fiscal year 2002 due to the reduction in services offered at the property in anticipation of its divestiture, in addition to the retirement of out of service assets. Second quarter 2003 net losses of $0.6 million were recorded on the divestiture of one country club and golf facility and the retirement of out of service assets.

Discontinued Operations. The operations of 20 divested country club and golf facilities and two clubs currently held for sale were included in discontinued operations. Segment operating income for these properties increased $5.4 million from second quarter 2002 to second quarter 2003 as a result of a $5.6 million increase in net gains recognized on divestitures. Impairment losses of $1.9 million were recorded during the 24 weeks ended June 11, 2002 to write down the carrying value of certain properties to be disposed.

Resorts

The following table presents certain summary financial and other operating data for our resorts segment for the second quarters ended June 11, 2002 and June 17, 2003 (dollars in thousands):

	Same Store Resorts		Total Resorts
	2002	2003	2002	2003
Number of facilities at end of period	3	3	3	3
Operating revenues	$56,341	$52,886	$56,341	$52,886
Operating costs and expenses	39,604	36,194	39,604	36,194
Depreciation and amortization	3,764	3,757	3,764	3,757
(Gain) loss on disposals and impairment of assets	116	(806)	116	(806)

Segment operating income from continuing operations	$12,857	$13,741	$12,857	$13,741

Segment operating income from discontinued operations	$—	$—	$196	$—

EBITDA	$16,737	$16,692	$16,933	$16,692

Lodging data: (3 resorts)
Room nights available	99,708	99,708
Room nights sold	59,418	56,942
Paid occupancy rate	59.6%	57.1%
Average daily revenue per occupied room (1)	$840	$831
Average daily revenue per available room (1)	$501	$475

(1)	Average daily revenue per occupied room and average daily revenue per available room are based on total operating revenues excluding membership dues, recognition of member initiation fees, and net managed rooms commissions.

Continuing Operations. Operating revenues decreased $3.5 million from second quarter 2002 to second quarter 2003 for total resorts. This decrease was primarily due to decreased lodging revenues of $1.8 million and lower golf operations revenue of $1.4 million, in addition to lower membership dues of $0.9 million. Lodging revenues were impacted by lower rates that our resorts offered in attempts to improve business volume. Despite these concessions, occupancy rates were down 2.5 percentage points for the quarter as a result of poor weather conditions and economic uncertainty affecting group and social business at Pinehurst and The Homestead, while performance at Barton Creek improved as a result of these pricing strategies. Golf operations revenues declined primarily due to an 11.0% decrease in rounds partially offset by a 4.8% increase in greens fees per round as a result of poor weather and reduced spending by resort guests. Membership dues decreased primarily due to lower fees recognized related to the sale of memberships at Pinehurst.

Excluding the impact of disposals and impairment of assets, segment operating income remained relatively stable for total resorts from second quarter 2002 to second quarter 2003. Although revenues declined as mentioned above, operating costs and expenses declined $3.4 million as a result of expense controls in operations in response to the decline in revenues, in addition to overhead reductions as a result of cost cutting initiatives implemented in the second half of 2002.

Discontinued Operations. Discontinued operations were comprised of the management fees of one divested resort property. The management agreement for this property was terminated in 2002.

Business and Sports Clubs

The following table presents certain summary financial and other operating data for our business and sports clubs segment for the second quarters ended June 11, 2002 and June 17, 2003 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2002	2003	2002	2003
Number of facilities at end of period	71	71	71	71
Operating revenues	$51,582	$50,483	$51,582	$50,483
Operating costs and expenses	46,701	44,429	46,701	44,429
Depreciation and amortization	2,895	2,785	2,895	2,785
Loss on disposals and impairment of assets	1,497	115	1,497	115

Segment operating income from continuing operations	$489	$3,154	$489	$3,154

Segment operating income (loss) from discontinued operations	$(30)	$(4)	$(567)	$859

EBITDA	$4,860	$6,050	$4,389	$5,988

Continuing Operations. Operating revenues decreased $1.1 million from second quarter 2002 to second quarter 2003 at total business and sports clubs. This decrease was primarily comprised of a $0.6 million decrease in food and beverage sales, a $0.3 million decline in membership dues, and a $0.3 million decrease in recognition of membership fees and deposits. Food and beverage sales have declined as a result of a lower number of private parties at our clubs. Although membership retention levels have improved from those experienced in the last two fiscal years, we continue to experience net attrition in member counts due to continued economic uncertainty. These trends have resulted in decreased membership dues and decreased recognition of membership deposits and fees.

Excluding the impact of disposals and impairment of assets, segment operating income increased $1.3 million from second quarter 2002 to second quarter 2003 at total business and sports clubs. This increase was primarily due to decreased operating costs and expenses of $2.3 million, partially offset by the decrease in revenues mentioned above. Operating margins were positively impacted by improved food and beverage margins due to expense controls in purchasing and operations, in addition to a decline in rent expense of $0.6 million. Rent expense has declined due to the renegotiation of certain of our facilities’ lease agreements with their respective landlords, in addition to a decline in contingent rent payments.

Losses on disposals and impairment of assets for total business and sports clubs were $1.5 million and $0.1 million for the second quarters 2002 and 2003, respectively. These amounts were comprised of net losses recognized as a result of retirements of certain out of service assets.

Discontinued Operations. The operations of six divested business and sports clubs and one club currently held for sale were included in discontinued operations. Segment operating income from these properties increased $1.4 million from second quarter 2002 to second quarter 2003 as a result of the divestiture of underperforming clubs.

Other Operations and Services – Continuing Operations

Excluding the impact of disposals and impairment of assets, operating income for our real estate operations improved to $0.6 million for second quarter 2003 from a loss of $0.3 million for second quarter 2002. This increase was primarily due to cost cutting initiatives in the administrative and sales and marketing functions of our real estate operations. Operationally, we experienced decreased real estate sales of $1.6 million as a result of lower sales of units in our Owners Club program. Partially offsetting this decrease in real estate sales was a $1.0 million increase in our equity in earnings of a non-consolidated real estate joint venture due to increased realty sales.

Included in second quarter 2003 results for other operations and services is a charge of $0.5 million recorded to cover the costs of a settlement reached in a lawsuit related to one of our former properties. This amount is in addition to the $2.0 million reserve that was previously established for this matter. We also recognized a charge of $0.8 million in second quarter 2003 to accrue for vacation earned by employees. This is in addition to the reserve of $2.0 million that was previously established, $0.3 million of which was recorded in first quarter 2003.

During second quarter 2003 we recorded a charge of $1.0 million to cover incurred litigation fees and settlement charges related to one component of an outstanding lawsuit related to one of our former properties. Parties to this lawsuit are also claiming damages in the maximum amount of $5.5 million for which we have not set up any accrual as the actual settlement is not estimable at this time as we believe that the amount is still subject to significant reduction. In accordance with legal requirements, $4.2 million is being held in escrow pertaining to this matter until the lawsuit is resolved.

24 Weeks Ended June 11, 2002 Compared to 24 Weeks Ended June 17, 2003

Consolidated Operations – Continuing Operations

Operating revenues decreased from $416.2 million for the 24 weeks ended June 11, 2002 to $408.1 million for the 24 weeks ended June 17, 2003 as a result of i) divestitures, ii) continued economic uncertainty and iii) poor weather conditions at several of our properties. This decrease was comprised of operating revenue decreases of $4.6 million at our resorts, $3.8 million in our other operations and services, and $1.2 million at our business and sports clubs, partially offset by an increase of $1.5 million at our country club and golf facilities. Included in these segment variances are divestitures of facilities that accounted for $3.7 million of the net revenue decrease mentioned above.

Gain (loss) on disposals of assets was ($9.8) million in the 24 weeks ended June 11, 2002 as compared to ($0.4) million in the 24 weeks ended June 17, 2003. We disposed of four properties in the 24 weeks ended June 11, 2002 and one property in addition to those mentioned below in the 24 weeks ended June 17, 2003.

Excluding the impact of disposals and impairment of assets, operating income increased to $9.2 million for the 24 weeks ended June 17, 2003 from $9.4 million for the 24 weeks ended June 11, 2002. This increase was due to a decline in selling, general and administrative expenses of $7.1 million and operating costs and expenses of $2.6 million, partially offset by an increase in depreciation and amortization of $1.9 million and the decline in revenues mentioned above. The decrease in selling, general and administrative expenses was primarily due to cost cutting initiatives that we implemented in our corporate office and other administrative functions during the second half of 2002. Operating costs and expenses were impacted in the prior year by a litigation accrual of $3.2 million relating to an arbitration decision at one of our country clubs. Depreciation and amortization increased as a result of increased usage of technology related assets with shorter useful lives.

Loss from operations before income taxes and minority interests increased to $32.9 million for the 24 weeks ended June 17, 2003 from $26.8 million for the 24 weeks ended June 11, 2002. This increase was primarily due to increased interest expense of $5.1 million as a result of higher levels of outstanding debt, increased incremental margins added to our variable interest rates, and higher loan fee amortization as a result of 2002 amendments to our previous credit facility and the addition of other mortgage loans in the past year.

On June 4, 2003, we completed a major refinancing of our outstanding bank debt. As a result of these transactions, we wrote off $10.6 million in unamortized financing costs related to our previous credit facility in the 24 weeks ended June 17, 2003. For further information on our refinancing transactions, see “Liquidity and Capital Resources.”

Discontinued Operations

At June 17, 2003, the operations of 26 divested properties and three properties currently held for sale were included in discontinued operations. Operating revenues for these properties decreased from $25.1 million for the 24 weeks ended June 11, 2002 to $7.1 million for the 24 weeks ended June 17, 2003. Excluding the impact of disposals of assets, segment operating loss from these properties decreased $1.6 million for the 24 weeks ended June 17, 2003 from the 24 weeks ended June 11, 2002. This change was primarily a result of decreased depreciation and amortization expense of $2.7 million partially offset by decreased operating margins at held for sale country club and golf facilities. In accordance with SFAS 144, depreciation expense was not booked in the current quarter for these properties classified as held for sale. Gain (loss) on disposals and impairment of assets was $1.7 million for the 24 weeks ended June 11, 2002 as compared to $10.7 million for the 24 weeks ended June 17, 2003. We divested five properties in the 24 weeks ended June 11, 2002 and 12 properties in the 24 weeks ended June 17, 2003. Impairment losses of $1.9 million were recorded during the 24 weeks ended June 11, 2002 to write down the carrying value of certain properties to be disposed.

Segment and Other Information – 24 Weeks

Country Club and Golf Facilities

The following table presents certain summary financial and other operating data for our country club and golf facility segment for the 24 week periods ended June 11, 2002 and June 17, 2003 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2002	2003	2002	2003
Number of facilities at end of period	95	95	101	99
Operating revenues	$212,945	$213,035	$216,730	$218,223
Operating costs and expenses	169,814	167,657	176,202	172,835
Depreciation and amortization	21,132	21,262	21,515	21,898
(Gain) loss on disposals and impairment of assets	526	(10)	13,093	215

Segment operating income from continuing operations	$21,473	$24,126	$5,920	$23,275

Segment operating income (loss) from discontinued operations	$(416)	$(182)	$(424)	$6,706

EBITDA	$43,008	$45,309	$40,954	$44,848

Continuing Operations. Operating revenues remained relatively stable at same store country club and golf facilities for the 24 weeks ended June 17, 2003 as compared to the 24 weeks ended June 11, 2002. Although total revenues were stable, we experienced increases in golf operations revenues of $1.0 million, membership dues of $0.7 million, and other recreation revenue of $0.7 million. These increases were offset by decreased recognition of membership deposits and fees of $2.6 million. Golf operations revenue increased as a result of increased rounds and prices at certain domestic and international properties now in their third year of operations. Membership dues increased as a result of price increases partially offset by decreased membership levels at same store country club and golf facilities. Other recreation revenue increased due to increased usage of tennis, athletics and other amenities offered at our private country clubs. Recognition of membership deposits and fees declined due to decreased amortization as a result of net membership attrition in recent periods. Membership trends, while greatly improved over the prior year, result in membership dues volume below last year’s level. The dues volume has increased since the beginning of the year showing favorable results for the first time in over two years. The $2.4 million increase in operating revenues at total country club and golf facilities was primarily due to the ramping up of developing properties.

Excluding the impact of disposals and impairment of assets, segment operating income increased $2.1 million at same store country club and golf facilities for the 24 weeks ended June 17, 2003 from the 24 weeks ended June 11, 2002 as a result of decreased operating costs and expenses of $2.2 million. Operating costs and expenses were impacted in the prior year by a litigation accrual of $3.2 million relating to an arbitration decision at one of our country clubs. Combined other operating expenses increased by approximately $1.0 million in 2003 as a result of increased golf operations expenses of $1.0 million primarily due to increased expenses associated with golf cart leases.

Loss on disposals and impairment of assets for total country club and golf facilities was $13.1 million for the 24 weeks ended June 11, 2002. This amount was comprised of net losses recognized on the divestiture of four country club and golf facilities and the disposal of other assets. Included in this amount is a loss of $8.7 million related to the sale of Daufuskie Island Club and Resort, one of our former resorts that was reclassified to our country club and golf facilities segment at the outset of fiscal year 2002 due to the reduction in services offered at the property in anticipation of its divestiture. Net losses of $0.2 million were recognized in the 24 weeks ended June 17, 2003 as a result of the divestiture of one country club and golf facility and the retirement of out of service assets.

Discontinued Operations. The operations of 20 divested country club and golf facilities and two clubs currently held for sale were included in discontinued operations. Segment operating income from these properties increased $7.1 million for total country club and golf facilities for the 24 weeks ended June 17, 2003 from the 24 weeks ended June 11, 2002 as a result of decreased depreciation and amortization of $2.5 million and an increase in net gains on disposals of assets of $5.6 million. Impairment losses of $1.9 million were recorded during the 24 weeks ended June 11, 2002 to write down the carrying value of certain properties to be disposed.

Resorts

The following table presents certain summary financial and other operating data for our resort segment for the 24 week period ended June 11, 2002 and June 17, 2003 (dollars in thousands):

	Same Store Resorts		Total Resorts
	2002	2003	2002	2003
Number of facilities at end of period	3	3	3	3
Operating revenues	$86,184	$81,558	$86,184	$81,558
Operating costs and expenses	68,851	65,450	68,851	65,450
Depreciation and amortization	7,402	8,229	7,402	8,229
(Gain) loss on disposals and impairment of assets	115	(780)	115	(780)

Segment operating income from continuing operations	$9,816	$8,659	$9,816	$8,659

Segment operating income from discontinued operations	$—	$—	$345	$—

EBITDA	$17,332	$16,108	$17,678	$16,108

Lodging data: (3 resorts)
Room nights available	199,416	199,416
Room nights sold	98,564	99,496
Paid occupancy rate	49.4%	49.9%
Average daily revenue per occupied room (1)	$753	$711
Average daily revenue per available room (1)	$372	$355

(1)	Average daily revenue per occupied room and average daily revenue per available room is based on total operating revenues excluding membership dues and recognition of member initiation fees.

Continuing Operations. Operating revenues decreased $4.6 million for total resorts for the 24 weeks ended June 17, 2003 from the 24 weeks ended June 11, 2002. This decrease was primarily due to decreased lodging revenues of $2.8 million and lower golf operations revenue of $1.9 million, in addition to lower membership dues of $1.5 million. Although paid occupancy rates increased slightly in 2003, lodging revenues were impacted by lower rates that our resorts offered in order to improve business volume. The Homestead was affected by extremely poor weather conditions and the timing of our prior fiscal year end, which resulted in the revenues from the year-end holiday season being recorded at the end of fiscal year 2002 as opposed to at the beginning of fiscal year 2003. In addition, general economic uncertainty and the war in Iraq combined to affect operating performance at Pinehurst. Golf operations revenues declined primarily due to a 10.4% decrease in rounds partially offset by a 2.4% increase in greens fee per round as a result of poor weather and reduced spending by resort guests. These factors combined to result in the 5.5% decrease in average daily revenue per occupied room for the 24 weeks ended June 17, 2003 compared to the 24 weeks ended June 11, 2002. Membership dues decreased primarily due to lower fees recognized related to the sale of memberships at Pinehurst.

Excluding the impact of disposals and impairment of assets, segment operating income decreased $2.1 million for total resorts for the 24 weeks ended June 17, 2003 from the 24 weeks ended June 11, 2002. This decrease was primarily due to the decline in revenues mentioned above and increased depreciation and amortization of $0.8 million, partially offset by decreased operating costs and expenses of $3.4 million. Operating costs and expenses declined as a result of expense controls in operations in response to the decline in revenues, in addition to overhead reductions as a result of cost cutting initiatives implemented in the second half of 2002. Depreciation and amortization increased due to recent expansion projects completed at our resorts.

Net gains (losses) on disposals and impairment of assets were ($0.1) million and $0.8 million for the 24 weeks ended June 11, 2002 and June 17, 2003, respectively, as a result of retirements of assets.

Discontinued Operations. Discontinued operations were comprised of the management fees of one divested resort property. The management agreement for this property was terminated in 2002.

Business and Sports Clubs

The following table presents certain summary financial and other operating data for our business and sports club segment for the 24 week periods ended June 11, 2002 and June 17, 2003 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2002	2003	2002	2003
Number of facilities at end of period	71	71	71	71
Operating revenues	$99,757	$98,517	$99,757	$98,517
Operating costs and expenses	90,769	89,002	90,769	89,002
Depreciation and amortization	5,853	5,549	5,853	5,549
(Gain) loss on disposals and impairment of assets	1,878	143	1,878	143

Segment operating income from continuing operations	$1,257	$3,823	$1,257	$3,823

Segment operating income (loss) from discontinued operations	$45	$(59)	$(704)	$3,019

EBITDA	$9,052	$9,455	$8,459	$9,187

Continuing Operations. Operating revenues decreased $1.2 million at total business and sports clubs for the 24 weeks ended June 17, 2003 from the 24 weeks ended June 11, 2002. This decrease was primarily due to a $0.8 million decline in membership dues and decreased recognition of membership deposits and fees of $0.6 million. Although membership retention levels have improved from those experienced in the last two fiscal years, we continue to experience net attrition in member counts due to continued economic uncertainty. These trends have resulted in decreased membership dues and decreased recognition of membership deposits and fees.

Excluding the impact of disposals and impairment of assets, segment operating income increased $0.8 million at total business and sports clubs for the 24 weeks ended June 17, 2003 from the 24 weeks ended June 11, 2002. This increase was primarily due to decreased operating costs and expenses of $1.8 million, partially offset by the decrease in revenues mentioned above. Operating margins were positively impacted by improved food and beverage margins due to expense controls in purchasing and operations, in addition to a decline in rent expense of $0.9 million. Rent expense has declined due to the renegotiation of certain of our facilities’ lease agreements with their respective landlords, in addition to a decline in contingent rent payments. Depreciation and amortization declined due to lower recent levels of capital spending at our business and sports clubs.

Losses on disposals and impairment of assets for total business and sports clubs were $1.9 million and $0.1 million for the 24 weeks ended June 11, 2002 and June 17, 2003, respectively. These amounts were comprised of net losses recognized as a result of retirements of certain out of service assets.

Discontinued Operations. The operations of six divested business and sports clubs and one club currently held for sale were included in discontinued operations. Segment operating income from these properties increased $3.7 million for the 24 weeks ended June 17, 2003 from the 24 weeks ended June 11, 2002 as a result of a gain generated on the divestiture of our share of a joint venture in the operations of an international business club in addition to the divestiture of underperforming facilities.

Other Operations and Services – Continuing Operations

Excluding the impact of disposals and impairment of assets, operating income for our real estate operations improved to $0.3 million in the 24 weeks ended June 17, 2003 from a loss of $2.3 million for the 24 weeks ended June 11, 2002. This increase was primarily due to cost cutting initiatives in the administrative and sales and marketing functions of our real estate operations. Operationally, we experienced decreased real estate sales of $2.4 million as a result of lower sales of units in our Owners Club program. Partially offsetting this decrease in real estate sales was a $2.0 million increase in our equity in earnings of a non-consolidated real estate joint venture due to increased realty sales.

Included in results for other operations and services for the 24 weeks ended June 17, 2003 is a charge of $1.5 million recorded to cover the costs of a settlement reached in a lawsuit related to one of our former properties. This amount is in addition to the $1.0 million reserve established during the fourth quarter of 2002 for this matter. We also recognized a charge of $1.1 million in the 24 weeks ended June 17, 2003 to accrue for vacation earned by employees.

During the 24 weeks ended June 17, 2003 we recorded a charge of $1.0 million to cover incurred litigation fees and settlement charges related to one component of an outstanding lawsuit related to one of our former properties. Parties to this lawsuit are also claiming damages in the maximum amount of $5.5 million for which we have not set up any accrual as the actual settlement is not estimable at this time as the amount is still subject to significant reduction. In accordance with legal requirements, we are currently holding $4.2 million in escrow pertaining to this matter until the lawsuit is resolved.

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

Liquidity and Capital Resources

Historically, we have financed our operations and cash needs primarily through cash flows from operations, borrowings under credit facilities, and to a lesser extent, proceeds from divestitures. Our primary cash needs for the remainder of 2003 and the immediate future thereafter consist of capital to finance working capital needs, capital replacements at existing facilities, limited capital expansion and development projects, and debt service. We distinguish capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and investments in joint ventures. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members’ expectations and to attract new members. Capital expansions are discretionary expenditures that create new amenities or enhance existing amenities at existing facilities. Total capital expenditures are expected to be approximately $54 million in 2003 and $60 million in 2004. Net cash flows used by investing activities were $2.9 million for the 24 weeks ended June 17, 2003 as compared to $42.9 million for the 24 weeks ended June 11, 2002.

Net cash flows from financing activities were $23.3 million for the 24 weeks ended June 17, 2003 as compared to $24.0 million for the 24 weeks ended June 11, 2002. On June 4, 2003, we completed a major refinancing of our outstanding bank debt. Through the simultaneous completion of three separate mortgage portfolio transactions with a combined notional amount of $617.6 million, we retired the remaining outstanding balance of our $650 million senior secured credit facility and a $30 million bridge note. These transactions have increased liquidity and working capital and have extended the majority of our debt maturities to 2010 through 2013. The prior bank debt was scheduled to mature principally in 2004 and 2007. As such, current maturities of long-term debt have decreased from $81.7 million at first quarter 2003 to $28.5 million at second quarter 2003. We also expect that the less restrictive covenants on our financial performance and capital spending under the new loans will provide us with increased flexibility in making strategic decisions and managing our business. We were able to take advantage of a historically low interest rate environment by locking in approximately 60% of the notes at fixed interest rates averaging approximately 6.75%. In addition, interest payments on approximately 72% of the floating portion of these notes are protected by interest rate cap agreements that limit our exposure to rises in interest rates over certain amounts. For further information on these agreements, see Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Pacific Life Insurance Company provided $500 million of the new financing through first mortgages on 21 properties owned by our wholly-owned subsidiaries. Maturities of these notes range from three to 10 years, with 25 year amortization periods. Approximately $373 million of these notes carry fixed interest rates ranging from 6.11% to 7.23%, while the remaining $127 million are based on 30 day LIBOR plus an incremental margin of 275 to 325 basis points. The floating portion of these loans have an interest rate floor of 4.25%. Textron Financial Corporation provided $56.6 million of the new financing through first mortgages on nine properties owned by our wholly-owned subsidiaries. These notes mature in five years with a 20 year amortization period. Approximately half of these notes carry a fixed interest rate of 5.90%, while the remaining portion carry floating interest rates based on US Prime plus an incremental margin of 100 basis points, with an interest rate floor of 6.00%. GMAC Commercial Mortgage Company provided $61 million of the new financing through first mortgages on nine properties owned by our wholly-owned subsidiaries. These notes mature in five years with a 25 year amortization period, and carry floating interest rates based on 30 day LIBOR plus an incremental margin of 375 basis points, with an interest rate floor of 5.75%.

We have utilized these funds primarily to repay all of our outstanding balance under our previous bank facility of approximately $569 million, provide cash collateral of approximately $21.9 million for letters of credit to secure future estimated claims for workers’ compensation and general liability insurance, and escrow $6.8 million for property taxes and certain capital expenditure requirements. In addition, we paid approximately $7.9 million in loan origination fees and other closing costs from loan proceeds. $2.6 million in additional fees related to these loans were paid in prior periods.

On June 30, 2003, we obtained mortgage financing of $25 million on another wholly-owned property. The proceeds of this loan were used to pay off an existing mortgage on this property of $6 million in addition to paying approximately $17 million in contingent purchase price to the former owner of this property. At June 17, 2003, $17 million was committed and accrued on our Consolidated Balance Sheet in relation to this matter. In addition to this transaction, we anticipate obtaining additional mortgage financing of $15 million through increased borrowings on two existing mortgage loans on two country club properties. These transactions are expected to close during August 2003.

Net cash flows provided from operations decreased to $12.2 million in the 24 weeks ended June 17, 2003 from $32.6 million in the 24 weeks ended June 11, 2002 as a result of lower revenues and changes in working capital. As a result of our refinancing transactions mentioned above, we believe we have adequate capital resources to fund our operations. As of August 1, 2003, we have also completed the divestiture of 13 properties and certain other holdings in the current year for net cash proceeds of approximately $29.5 million.

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

Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. We have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities during our operating history. Although management devotes substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage are beyond our control, including weather conditions, general economic conditions, changes in demand for golf and private club services and changes in the federal tax laws. There can be no assurance that we will be able to maintain or increase membership or facility usage. Significant periods where attrition rates exceed enrollment rates, or where facilities’ usage is below historical levels would have a material adverse effect on our business, operating results, and financial condition. Other factors that may affect our operating results include, but are not limited to, our ability to obtain external financing, the actions of our competitors, changes in labor costs, the timing and success of acquisitions and dispositions, changes in law, future terrorist attacks on U.S. targets, prolonged U.S. military efforts with Iraq and/or other nations, or other related international geopolitical uncertainties.

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” The main provisions of this statement address classification of debt extinguishments and accounting for certain lease transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 affected our presentation of the write off of unamortized financing costs in our consolidated statement of operations.

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

In December 2002, the FASB issued FASB Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities,” which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. We are currently evaluating the impact this statement will have on our Consolidated Financial Statements. We believe that this statement may cause us to consolidate a joint venture that would add assets of $10.6 million and liabilities of $10.1 million to our Consolidated Balance Sheet. This investment is carried as an equity investment at June 17, 2003.

In December 2002, the FASB issued SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. We have not chosen to adopt the fair value measurement provisions of SFAS 123; however, we are in compliance with the disclosure requirements in the Condensed Notes to our Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. SFAS 149 is effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. Implementation of this statement will have no impact on our Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or ratified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Implementation of this statement will have no impact on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes and foreign currency fluctuations. Prior to our refinancing transactions on June 4, 2003, our interest rate exposure was principally attributable to our combined $650.0 million senior credit facility and our $30.0 million bridge note, on which interest was typically determined using a LIBOR-based pricing matrix as defined in the agreements. Interest rate exposure under this credit facility was managed using interest rate swaps which were highly effective. As shown below, these swaps still exist but will expire in our third fiscal quarter of 2003 as they are no longer needed for our debt. We do not enter into derivative or interest rate transactions for speculative or trading purposes.

The majority our variable interest rate debt under our previous credit facility was based on the 30 day LIBOR rate plus an incremental margin (between 350 and 500 basis points in 2003) as determined by the agreements in place under this credit facility. The incremental margin was subject to change based on certain of our financial ratios as specified in the agreements. During 2003, the variable LIBOR interest rate related to this facility, excluding the incremental margin, had a monthly high of 1.42% in January 2003, a monthly low of 1.31% in April 2003 and a year-to-date average of 1.34%. At payoff, the 30 day LIBOR interest rate was approximately 1.32%.

Variable interest rates on our newly refinanced mortgage debt are based on the 30 day LIBOR rate plus an incremental margin (between 275 and 375 basis points) and the US Prime rate plus an incremental margin of 100 basis points. During 2003, the variable US Prime rate related to these facilities was approximately 4.25%. At August 1, 2003, the 30 Day LIBOR and US Prime rates were approximately 1.10% and 4.00%, respectively. However, interest rate floors in place on these loans (4.25% and 5.75% for certain LIBOR-based loans and 5.00% for Prime-based loans, including applicable incremental margins) would have resulted in actual rates above these market rates throughout fiscal year 2003. Interest payments on approximately 72% of the floating portion of these notes are protected by interest rate cap agreements that limit our exposure to rises in interest rates over certain amounts.

The table below presents the principal amounts, weighted average interest rates as of June 17, 2003 and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt (dollars in thousands):

	2003	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed rate debt	$9,085	$13,030	$11,555	$9,251	$8,880	$38,444	$344,637	$434,882	$444,611
Weighted average interest rate at June 17, 2003								6.80%
Variable rate debt (primarily LIBOR & US Prime)	$2,805	$16,012	$6,398	$63,523	$41,297	$136,894	$—	$266,930	$249,536
Weighted average interest rate at June 17, 2003								4.96%

Totals	$11,890	$29,043	$17,953	$72,774	$50,177	$175,338	$344,637	$701,812	$694,147

The table below presents the notional amounts, fixed legs, floating legs, maturity dates, and mark-to-market values of our interest rate cap agreements outstanding as of June 17, 2003 (dollars in thousands):

Notional Amount	$127,015	$28,198
Fixed leg	6.32%	10.00%
Floating leg	30 day LIBOR	US Prime
Maturity date	7/1/2006	7/1/2006

Mark-to Market Value at June 17, 2003	$138	$22

The table below presents the notional amounts, pay rates, receive rates, maturity dates, and mark-to-market values of our interest rate swap agreements outstanding as of December 31, 2002 and June 17, 2003 (dollars in thousands):

Notional Amount	$70,000	$25,000	$10,000	$5,000	$5,000	$5,000
Pay Rate	5.790%	6.945%	5.250%	5.630%	5.430%	5.530%
Receive Rate	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR	30 day LIBOR
Maturity Date	6/30/2003	6/30/2003	9/2/2003	9/2/2003	9/2/2003	9/2/2003
Mark-to-Market Value

December 31, 2002	$(1,580)	$(711)	$(263)	$(144)	$(138)	$(141)
June 17, 2003	$(278)	$(125)	$(105)	$(58)	$(55)	$(56)

As the tables incorporate only those exposures that existed as of June 17, 2003, they do not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the tables above, the information presented herein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time and interest rates. During the 24 weeks ended June 17, 2003, we recognized interest expense of $0.3 million to record the change in fair value of the interest rate caps. The change in the mark-to-market value of the interest swaps is a result of (1) the change in the 30 day LIBOR rates as of December 31, 2002 and June 17, 2003, and (2) the passage of time relating to the swaps.

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

On May 8, 2003, the shareholders of ClubCorp, Inc., held their annual meeting to elect directors. The following directors were elected:

Robert H. Dedman, Jr., Nancy M. Dedman, John A. Beckert, Patricia Dedman Dietz, James L. Singleton and Bahram Shirazi.

Of shareholders present either personally or by proxy, all votes were unanimously cast for each nominee. There were no other matters submitted to a vote of stockholders at the meeting.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 –	Loan Agreement dated June 2, 2003 between Timarron Golf Club, Inc., Crow Canyon Management Corp., Northwood Management Corp. and Treesdale Country Club, Inc. and GMAC Commercial Mortgage Corporation

10.2 –	Loan Agreement dated June 2, 2003 between Diamond Run Club, Inc., Greenbrier Country Club, Inc., Shadow Ridge Golf Club, Inc., Bay Oaks Country Club, Inc. and Woodside Plantation Country Club, Inc. and GMAC Commercial Mortgage Corporation

10.3 –	Loan Agreement by and between Pacific Life Insurance Company and The Country Club Loan Parties Named Herein dated as of June 2, 2003

10.4 –	Loan Agreement by and between Pacific Life Insurance Company and The Resort Loan Parties Named Herein dated as of June 2, 2003

10.5 –	Loan Agreement dated June 4, 2003 between Textron Financial Corporation, ClubCorp, Inc., and each of the undersigned affiliates of ClubCorp

10.6 –	Form of Promissory Note between Knollwood Country Club, Inc. and Textron Financial Corporation dated June 4, 2003

15.1 –	Letter from KPMG LLP regarding unaudited interim financial statements

31.1 –	Management certification of Robert H. Dedman, Jr. pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Management certification of Jeffrey P. Mayer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Management certification of Robert H. Dedman, Jr. required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Management certification of Jeffrey P. Mayer required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On June 19, 2003, we filed a Current Report on Form 8-K, reporting, under Item 5 – Other Events and Regulation FD Disclosure, the refinancing of our outstanding debt in addition to certain changes in our executive management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLUBCORP, INC.

Date: August 1, 2003	By:	/s/ Jeffrey P. Mayer Jeffrey P. Mayer
Chief Financial Officer