Form 10-Q
period 2003-09-09
CLUBCORP INC
filed 2003-10-24
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 9, 2003

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

The number of shares of the Registrant’s Common Stock outstanding as of October 24, 2003 was 93,727,772.

CLUBCORP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REVIEW REPORT

The Board of Directors and Stockholders

ClubCorp, Inc.:

We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of September 9, 2003, and the related consolidated statement of operations for the twelve weeks and thirty-six weeks ended September 9, 2003 and September 3, 2002, and the consolidated statement of cash flows for the thirty-six weeks ended September 9, 2003 and September 3, 2002. These consolidated financial statements are the responsibility of ClubCorp’s management.

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

KPMG LLP

Dallas, Texas

October 23, 2003

ClubCorp, Inc.

Consolidated Balance Sheet

(Dollars in thousands)

(Unaudited)

	December 31, 2002	September 9, 2003
Assets
Current assets:
Cash and cash equivalents	$7,649	$83,440
Membership and other receivables, net	90,895	90,878
Inventories	20,015	20,913
Other assets	86,881	61,587

Total current assets	205,440	256,818
Property and equipment, net	1,197,692	1,175,291
Other assets	168,145	161,978

Total assets	$1,571,277	$1,594,087

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$71,782	$59,380
Long-term debt – current portion	69,483	31,221
Other liabilities	136,199	119,256

Total current liabilities	277,464	209,857
Long-term debt	596,727	699,736
Other liabilities	148,222	148,634
Membership deposits	116,234	126,081
Redemption value of common stock held by benefit plan	38,697	35,317
Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 93,727,191 and 93,727,772 outstanding at December 31, 2002 and at September 9, 2003, respectively.	996	996
Additional paid-in capital	161,672	161,672
Accumulated other comprehensive loss	(8,381)	(4,824)
Retained earnings	300,080	277,047
Treasury stock, 5,867,217 and 5,866,636 shares at cost at December 31, 2002, and at September 9, 2003, respectively.	(60,434)	(60,429)

Total stockholders’ equity	393,933	374,462

Total liabilities and stockholders’ equity	$1,571,277	$1,594,087

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Operations

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 3, 2002	September 9, 2003	September 3, 2002	September 9, 200B3
Operating revenues	$218,943	$221,385	$637,638	$630,421
Operating costs and expenses	172,578	174,090	503,822	491,078
Depreciation and amortization	19,701	21,785	61,513	65,030
Selling, general and administrative expenses	17,231	14,621	53,743	54,441
(Gain) loss on disposals and impairment of assets	3,862	(37)	13,659	316

Operating income from continuing operations	5,571	10,926	4,901	19,556
Interest and investment income	74	229	484	1,015
Financing cost on prior debt facility	—	—	—	(10,569)
Interest expense	(14,372)	(14,718)	(41,214)	(46,672)

Loss from continuing operations before income taxes and minority interest	(8,727)	(3,563)	(35,829)	(36,670)
Income tax (provision) benefit	1,762	(2,632)	9,069	6,000
Minority interest	213	45	527	22

Loss from continuing operations	(6,752)	(6,150)	(26,233)	(30,648)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(6,050)	(3,995)	(6,813)	5,804
Income tax (provision) benefit	1,888	1,708	2,024	(1,569)

Income (loss) from discontinued operations	(4,162)	(2,287)	(4,789)	4,235

Net loss	$(10,914)	$(8,437)	$(31,022)	$(26,413)

Basic and diluted loss per share on:
Loss from continuing operations	$(0.07)	$(0.07)	$(0.28)	$(0.33)
Income (loss) from discontinued operations	(0.05)	(0.02)	(0.05)	0.05

Basic and diluted loss per share	$(0.12)	$(0.09)	$(0.33)	$(0.28)

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirty-Six Weeks Ended
	September 3, 2002	September 9, 2003
Cash flows from operations:
Loss from continuing operations	$(26,233)	$(30,648)
Adjustments to reconcile loss from continuing operations to cash flows provided from operations:
Income (loss) from discontinued operations	(4,789)	4,235
Depreciation and amortization from continuing operations	61,513	65,030
Depreciation and amortization from discontinued operations	3,784	363
Loss on disposals and impairment of assets from continuing operations	13,659	316
(Gain) loss on disposals and impairment of assets from
discontinued operations	1,469	(6,681)
Minority interest in net income (loss) of subsidiaries	(527)	(22)
Equity in (gains) losses of joint ventures	1,555	(856)
Amortization of discount on membership deposits	6,746	8,401
Net change in deferred income taxes	(13,177)	(4,477)
Net change in real estate held for sale	2,846	2,263
Net change in membership and other receivables, net	1,192	(173)
Net change in accounts payable and accrued liabilities	(2,417)	(12,398)
Net change in deferred income	6,047	3,467
Net change in deferred membership revenues	(1,619)	4,230
Other	2,548	5,776

Cash flows provided from operations	52,597	38,826
Cash flows from investing activities:
Additions to property and equipment	(62,935)	(39,817)
Development of new facilities	(12,666)	(1,820)
Development of real estate held for sale	(3,911)	(660)
Proceeds from dispositions, net	14,294	30,620
Other	(108)	(69)

Cash flows used by investing activities	(65,326)	(11,746)
Cash flows from financing activities:
Borrowings of long-term debt	47,680	757,961
Repayments of long-term debt	(17,804)	(699,635)
Loan origination and amendment fees	(5,342)	(12,044)
Membership deposits received, net	2,015	2,424
Treasury stock transaction, net	(53)	5

Cash flows provided from financing activities	26,496	48,711

Net cash flows continuing operations	13,303	77,874
Net cash flows from discontinued operations	464	(2,083)

Total cash flows from continuing and discontinued operations	13,767	75,791

Cash and cash equivalents at beginning of period	3,212	7,649

Cash and cash equivalents at end of period	$16,979	$83,440

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

In our opinion, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of September 9, 2003, and the consolidated results of operations for the twelve weeks and thirty-six weeks ended September 3, 2002 and September 9, 2003, and cash flows for the thirty-six weeks ended September 3, 2002 and September 9, 2003. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Recent Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” The main provisions of this statement address classification of debt extinguishments and accounting for certain lease transactions. SFAS 145 was effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 affected our presentation of the write off of unamortized financing costs in our Consolidated Statement of Operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 redefines the recognition and disclosures to be made by the guarantor in its interim and annual financial statements regarding obligations under certain guarantees issued. The provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. Implementation of this statement had no impact on our Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities” which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The effective date for applying the provisions of FIN 46 have been deferred for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. The impact of the initial consolidation of the variable interest entities to which the deferral applies will be on the balance sheet for the first interim or annual period ending after December 15, 2003. We are currently evaluating the impact this statement will have on our Consolidated Financial Statements. We believe that this statement may cause us to consolidate a joint venture that would add net assets of $1.8 million including debt of $14.9 million to our Consolidated Balance Sheet. This investment is carried as an equity investment at September 9, 2003.

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

In May 2003, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Implementation of this statement had no impact to our Consolidated Financial Statements.

Reclassifications

Certain amounts previously reported have been reclassified to conform with the current period presentation.

Cash and cash equivalents

Our policy is to invest cash in excess of operating requirements in income producing investments. For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include cash on hand and interest-bearing deposits in financial institutions, all of which have maturities of 180 days or less. Also contained in cash and cash equivalents is restricted cash which mainly consists of $21.9 million used to collateralize line of credit. These letters of credit have one year terms and therefore, are included in current assets

Stock-based compensation

Stock-based compensation is accounted for using APB 25. Under APB 25, if the exercise price of the options is greater than or equal to the market price at the date of grant, no compensation expense is recorded. We have also adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-based Compensation” for options issued, as amended by SFAS 148.

ClubCorp, Inc.

In accordance with the requirements of SFAS 123, the fair value of the options granted were estimated using the Black-Scholes option-pricing model with the following assumptions for the twelve and thirty-six weeks ended September 3, 2002 and September 9, 2003: risk-free weighted average interest rates of 3.6%, an expected volatility of 40%, an expected life of ten years and zero dividend yield. Had compensation cost for the option plans been determined based on the fair value at the grant dates for the options, our net loss and net loss per share would have been changed to the following pro forma amounts (dollars in thousands, except per share amounts):

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 3, 2002	September 9, 2003	September 3, 2002	September 9, 2003
Net Loss as reported	$(10,914)	$(8,437)	$(31,022)	$(26,413)
Add: Total Stock-Based Compensation Benefit (Expense) determined under fair value method, net of taxes	2,423	(783)	(3,346)	(4,373)

Pro Forma Net loss	$(8,491)	$(9,220)	$(34,368)	$(30,786)

Loss per share – Reported	$(0.12)	$(0.09)	$(0.33)	$(0.28)

Loss per share – Pro Forma	$(0.09)	$(0.10)	$(0.37)	$(0.33)

During twelve weeks ended September 3, 2002, we had employee forfeitures that resulted in a credit to compensation expense.

Effective March 15, 2003, employees forfeited 3,778,986 options valued at $18,872,000, net of taxes. During November 2003, an equal number of options will be issued to these employees with an exercise price of current market value. In accordance with APB 25, no additional compensation costs will be recorded.

Note 2. Derivative instruments

Variable interest rates on our newly refinanced mortgage debt are based on the 30 day LIBOR rate plus an incremental margin (between 275 and 375 basis points) and the US Prime rate plus an incremental margin of 100 basis points. Interest payments on approximately 72% of the floating portion of these notes are protected by interest rate cap agreements that limit our exposure to rises in interest rates over certain amounts. During the twelve weeks ended September 9, 2003, we recognized a reduction to interest expense of $264,000 to record the change in fair value of these instruments.

During the twelve weeks ended September 9, 2003 we had certain interest rate swap contacts related to our bank financing that matured. The impact of this hedge activity was recorded at the time the bank debt was refinanced and, as such, had no impact on the Consolidated Financial Statements for the twelve weeks ended September 9, 2003.

ClubCorp, Inc.

Note 3. Operating revenues

We recognize revenues from the following sources (dollars in thousands):

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 3, 2002	September 9, 2003	September 3, 2002	September 9, 2003
Revenues from continuing operations:
Membership fees and deposits	$8,957	$11,994	$28,132	$28,941
Membership dues	74,122	72,828	222,709	218,852
Golf operations revenues	42,262	41,453	124,606	123,647
Food and beverage revenues	53,719	54,464	161,238	161,971
Lodging revenues	13,896	13,481	38,946	35,559
Other revenues	25,987	27,165	62,007	61,451

Total operating revenues from continuing operations	$218,943	$221,385	$637,638	$630,421

Revenues from discontinued operations:
Membership fees and deposits	$387	$328	$704	$328
Membership dues	3,479	633	9,828	3,226
Golf operations revenues	5,469	153	14,826	1,502
Food and beverage revenues	3,572	342	9,857	1,975
Lodging revenues	9	—	18	—
Other revenues	271	272	1,171	865

Total operating revenues from discontinued operations	$13,187	$1,728	$36,404	$7,896

Note 4. Income tax benefit (provision)

The income tax (provision) benefits for the twelve weeks and thirty-six weeks ended September 3, 2002 and September 9, 2003 differ from amounts computed by applying the U.S. Federal tax rate of 35% to loss from operations before income tax benefit primarily due to our decision to not book additional benefit of $1.4 million related to our third quarter loss. We are currently in the process of assessing tax planning strategies to support our ability to continue to utilize our net operating loss carry forwards in the future and adjustments to our net asset position will be based on these assessments. Additional differences arise due to foreign and state income taxes, net of Federal benefit, and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes.

Note 5. Weighted average shares

Loss per share is computed using the weighted average number of shares outstanding of 93,740,461 and 93,727,772 for basic loss per share calculations for the twelve weeks ended September 3, 2002 and September 9, 2003, respectively. The weighted average number of shares outstanding for the thirty-six weeks ended September 3, 2002 and September 9, 2003 was 93,742,020 and 93,727,449, respectively. Diluted weighted average shares for the twelve weeks ended September 3, 2002 and September 9, 2003 exclude incremental shares from assumed conversion of 559,349 and 52,331 shares, respectively, due to the net losses for the periods. Diluted weighted average shares for the thirty-six weeks ended September 3, 2002 and September 9, 2003 excluded incremental shares from assumed conversion of 484,584 and 26,165 shares, respectively.

ClubCorp, Inc.

Note 6. Property and equipment

Property and equipment consists of the following (dollars in thousands):

	December 31, 2002	September 9, 2003
Land and land improvements	$671,886	$683,857
Buildings and recreational facilities	491,866	499,154
Leasehold improvements	110,623	108,648
Furniture and fixtures	136,477	135,887
Machinery and equipment	264,411	268,930
Construction in progress	13,311	15,428

	1,688,574	1,711,904
Accumulated depreciation and amortization	(490,882)	(536,613)

	$1,197,692	$1,175,291

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

As of September 9, 2003, we had three properties classified as held for sale. One of these properties held for sale was recorded under SFAS 121 as part of continuing operations. The remaining two properties were reported as held for sale under the guidance of SFAS 144. The balance sheet amounts related to these two properties are included in Other Current Assets and Other Current Liabilities on the Consolidated Balance Sheet and are comprised of the following (dollars in thousands):

	December 31, 2002	September 9, 2003
Membership and other receivables, net	$1,427	$92
Inventories	705	13
Other current assets	3,362	—
Property and equipment, net	26,596	7,548
Other assets	12	619

Total assets	$32,102	$8,272

Accounts payable and accrued liabilities	$728	$19
Other current liabilities	1,513	699
Long-term debt	7,013	—
Other liabilities	762	—
Membership deposits	9,409	144

Total liabilities	$19,425	$862

The two properties as well as all properties that were divested during the twelve weeks ended September 9, 2003 were also reclassified to Discontinued Operations on the Consolidated Statement of Operations for all periods presented. See Note 9 for detail of the Statement of Operations impact of Discontinued Operations by segment and in total.

ClubCorp, Inc.

Note 8. Comprehensive (loss)

The following summarizes the components of comprehensive loss (dollars in thousands):

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 3, 2002	September 9, 2003	September 3, 2002	September 9, 2003
Net Loss	$(10,914)	$(8,437)	$(31,022)	$(26,413)
Changes in fair value of derivative instruments and hedging activities, net of income taxes	365	—	2,020	3,220
Foreign currency translation adjustment	(1,032)	(1,168)	(2,887)	337

Total comprehensive loss	$(11,581)	$(9,605)	$(31,889)	$(22,856)

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

Other operations and services consist of real estate operations, corporate overhead, intercompany eliminations made in the consolidation between corporate services and other operating segments and reclassifications made to conform with generally accepted accounting principles. Realty operations are comprised of residential real estate development and sales, primarily in areas adjacent to golf facilities. A majority of operating revenues are provided from real estate sales. As of January 1, 2003, we reclassified our international properties from other operations and services to their functional segments as either country club and golf facilities or business and sports clubs. Segment results for all periods presented have been restated to reflect this reclassification, which is consistent with changes in our internal management and organizational structure.

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

During the twelve weeks ended September 9, 2003, we adjusted our segment information to be more in line with our internal reporting. The two key components that were changed were (1) recording elimination entries at the consolidated level instead of allocating them to each segment and (2) reviewing gain/loss from disposal and impairment of assets at the consolidated level. The remaining numbers by segment (operating revenues, operating expenses, depreciation and amortization, and EBITDA) then reflect the numbers that help drive our business decisions. Reclassifications have been made for all periods presented in accordance with generally accepted accounting principles.

ClubCorp, Inc.

Financial information for the segments is as follows (dollars in thousands):

Consolidated Statement of Operations:	Continuing Operations
	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 3, 2002	September 9, 2003	September 3, 2002	September 9, 2003
Country Club and Golf Facilities:
Operating revenues	$119,514	$119,717	$337,831	$340,250
Operating costs and expenses (1)	97,181	96,385	275,398	270,992
Depreciation and amortization	10,357	11,639	31,801	33,384

Operating income	$11,976	$11,693	$30,632	$35,874
EBITDA	$22,333	$23,332	$62,433	$69,258
Business and sports clubs:
Operating revenues	$47,688	$45,997	$150,824	$146,919
Operating costs and expenses (1)	45,213	43,867	139,185	135,035
Depreciation and amortization	2,815	2,724	8,687	8,231

Operating income (loss)	$(340)	$(594)	$2,952	$3,653
EBITDA	$2,475	$2,130	$11,639	$11,884
Resorts:
Operating revenues	$47,499	$48,470	$133,028	$130,176
Operating costs and expenses (1)	38,038	38,228	106,368	104,397
Depreciation and amortization	3,907	3,927	11,511	12,377

Operating income	$5,554	$6,315	$15,149	$13,402
EBITDA	$9,461	10,242	$26,660	25,779
Other operations and services:
Operating revenues	$4,242	$7,201	$15,955	$13,076
Operating costs and expenses (1)	9,377	10,231	36,614	35,095
Depreciation and amortization	2,622	3,495	9,514	11,038

Operating loss	$(7,757)	$(6,525)	$(30,173)	$(33,057)
EBITDA	$(5,135)	$(3,030)	$(20,659)	$(22,019)
Consolidated Operations:
Operating revenues	$218,943	$221,385	$637,638	$630,421
Operating costs and expenses (1)	189,809	188,711	557,565	545,519
Depreciation and amortization	19,701	21,785	61,513	65,030

Operating income (2)	$9,433	$10,889	$18,560	$19,872
EBITDA	$29,134	$32,674	$80,073	$84,902

(1) Includes operating costs and expenses as well as selling, general and administrative expenses.

(2) Reconciliation to Income (loss) from operations before income taxes and minority interest:

Operating income	$9,433	$10,889	$18,560	$19,872
Gain (Loss) on disposals and impairment of assets	(3,862)	37	(13,659)	(316)
Interest and investment income	74	229	484	1,015
Interest expense and financing costs	(14,372)	(14,718)	(41,214)	(57,241)

Loss from operations before income taxes and minority interest	$(8,727)	$(3,563)	$(35,829)	$(36,670)

ClubCorp, Inc.

Consolidated Statement of Operations:	Discontinued Operations
	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 3, 2002	September 9, 2003	September 3, 2002	September 9, 2003
Country Club and Golf Facilities:
Operating revenues	$10,404	$991	$28,827	$5,885
Operating costs and expenses (1)	9,527	902	26,680	5,648
Depreciation and amortization	290	65	2,923	311

Operating income (loss)	$587	$24	$(776)	$(74)
EBITDA	$877	$89	$2,147	$237
Business and sports clubs:
Operating revenues	$1,541	$385	$6,330	$1,980
Operating costs and expenses (1)	1,990	415	7,646	2,336
Depreciation and amortization	32	12	212	52

Operating loss	$(481)	$(42)	$(1,528)	$(408)
EBITDA	$(449)	$(30)	$(1,316)	$(356)
Resorts:
Operating revenues	$16	$—	$362	$—
Operating costs and expenses (1)	9	—	8	—
Depreciation and amortization	—	—	—	—

Operating income	$7	$—	$354	$—
EBITDA	$7	—	$354	—
Other operations and services:
Operating revenues	$1,226	$352	$885	$31
Operating costs and expenses (1)	3,272	(4)	3,277	(11)
Depreciation and amortization	803	(1)	649	—

Operating income (loss)	$(2,849)	$357	$(3,041)	$42
EBITDA	$(2,046)	$356	$(2,392)	$42
Consolidated Operations:
Operating revenues	$13,187	$1,728	$36,404	$7,896
Operating costs and expenses (1)	14,798	1,313	37,611	7,973
Depreciation and amortization	1,125	76	3,784	363

Operating income (loss) (2)	$(2,736)	$339	$(4,991)	$(440)
EBITDA	$(1,611)	$415	$(1,207)	$(77)

(1) Includes operating costs and expenses as well as selling, general and administrative expenses.

(2) Reconciliation to loss from operations before income taxes and minority interest:

Operating income (loss)	$(2,736)	$339	$(4,991)	$(440)
Gain (loss) on disposals and impairment of assets	(3,211)	(4,012)	(1,469)	6,681
Interest and investment income	—	—	3	—
Interest expense	(103)	(322)	(356)	(437)

Income (loss) from operations before income taxes and minority interest	$(6,050)	$(3,995)	$(6,813)	$5,804

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of September 9, 2003, we operated 100 country clubs, golf clubs and public golf facilities, three destination golf resorts and 70 business, sports and business/sports clubs in 29 states and three foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in North Carolina, The Homestead® Resort in Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles.

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

Our consolidated financial statements are presented on a 52/53 week fiscal year ending on the last Tuesday of December, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The following discussion of our financial condition and results of operations for the 12 and 36 weeks ended September 3, 2002 and September 9, 2003 should be read in conjunction with the our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

Results of Operations

We analyze operating results and manage our business segments using the following concepts and definitions:

Operating revenues are comprised mainly of revenues from dues income, golf, food and beverage and lodging, as well as the revenues recognized from initiation deposits and fees. Operating expenses include payroll and related expenses, other fees and expenses, rent and membership commissions amortized.

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

During the twelve weeks ended September 9, 2003, we adjusted our segment information to be more in line with our internal reporting. The two key components that were changed were (1) recording elimination entries at the consolidated level instead of allocating them to each segment and (2) reviewing gain/loss from disposal and impairment of assets at the consolidated level. The remaining numbers by segment (operating revenues, operating expenses, depreciation and amortization, and EBITDA) then reflect the numbers that help drive our business decisions. Reclassifications have been made for all periods presented in accordance with generally accepted accounting principles.

12 Weeks Ended September 3, 2002 Compared to 12 Weeks Ended September 9, 2003

Consolidated Operations – Continuing Operations

Operating revenues increased from $218.9 million for third quarter 2002 to $221.4 million for third quarter 2003. This increase was comprised primarily of operating revenue increases of $3.0 million in our other operations and services and $1.0 million at our resorts, partially offset by decreases of $1.7 million at our business and sports clubs. Included in these segment variances are divestitures of facilities that accounted for $0.6 million of the net revenue decrease mentioned above.

Gain (loss) on disposals and impairment of assets was ($3.9) million for third quarter 2002 as compared to $37,000 for third quarter 2003. Included in these figures are impairment losses of $0.7 million recorded in the 12 weeks ended September 3, 2002 to write down the carrying value of certain properties classified as held for sale under SFAS 121.

Excluding the impact of disposals and impairment of assets, operating income increased from $9.4 million for third quarter 2002 to $10.9 million for third quarter 2003. This increase was primarily due to decrease operating costs and expenses of $1.1 million and the increase in revenues mentioned above, partially offset by increased depreciation and amortization of $2.1 million. Operating expenses declined as a result of expense controls in operations and lower cost of goods sold due to the decline in business volume. Depreciation and amortization increased as a result of capital expansion and development activity at our existing properties. Loss from operations before income taxes and minority interest decreased from of $8.7 million for third quarter 2002 to $3.6 million for third quarter 2003 as a result of the increase in operating income mentioned above. Interest expense remained relatively constant.

Discontinued Operations

At September 9, 2003, the operations of 30 divested properties and two properties currently held for sale were included in discontinued operations. Operating revenues for these properties decreased from $13.2 million for third quarter 2002 to $1.7 million for third quarter 2003. Segment operating income before the impact of disposals and impairment of assets from these properties increased $3.1 million from third quarter 2002 to third quarter 2003 primarily as a result of the divestiture of underperforming facilities. We divested one property in the 12 weeks ended September 3, 2002 and 3 properties in the 12 weeks ended September 9, 2003. Gain (loss) on disposals and impairment of assets was ($3.2) million and ($4.0) million for the twelve weeks ended September 3, 2002 and September 9, 2003, respectively. The main component of gain (loss) was impairment losses of $4.5 million and $2.0 million that were recorded during the 12 weeks ended September 3, 2002 and September 9, 2003, respectively, to write down the carrying value of certain properties to be disposed.

Segment and Other Information – 12 weeks

Country Club and Golf Facilities

The following table presents certain summary financial and other operating data for our country club and golf facilities segment for the third quarters ended September 3, 2002 and September 9, 2003 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2002	2003	2002	2003
Number of facilities at end of period	94	94	100	98
Operating revenues	$110,037	$109,715	$111,524	$112,245
Recognition of membership fees and deposits	7,941	7,363	7,990	7,472

Total operating revenues	$117,977	$117,078	$119,514	$119,717

Operating costs and expenses	94,594	93,647	97,181	96,385
Depreciation and amortization	10,547	11,306	10,357	11,639

Segment operating income from continuing operations	$12,836	$12,125	$11,976	$11,693

Segment operating income from discontinued operations	$50	$130	$587	$24

EBITDA	$23,510	$23,561	$23,210	$23,421

Continuing Operations. Total operating revenues decreased $0.9 million from third quarter 2002 to third quarter 2003 for same store country club and golf facilities. This decrease was primarily due to decreased golf operations revenues of $0.9 million, decreased food and beverage sales of $0.5 million and decreased recognition of membership fees and deposits of $0.5 million, partially offset by increased membership dues of $0.7 million, and increased other recreation revenue of $0.3 million. Golf operations revenue decreased due to decreased demand which resulted in lower rounds, merchandise sales and other ancillary golf revenues. Food and beverage revenues declined as a result of lower activity at our clubs. Recognition of membership fees and deposits declined due to decreased amortization as a result of less membership additions. Membership dues increased as a result of price increases and a slight reversal in negative membership trends. The dues volume has increased since the beginning of the year showing favorable results for the first time in over two years. Other recreation revenue increased due to higher usage of tennis, athletics and other amenities offered at our private country clubs.

Segment operating income decreased $0.7 million at same store country club and golf facilities from third quarter 2002 to third quarter 2003 as a result of the decrease in revenues mentioned above and a $0.8 million increase in depreciation and amortization, partially offset by decreased operating costs and expenses of $0.9 million. Operating costs and expenses decreased as a result of savings in golf and food and beverage operations due to expense controls implemented due to the decline in volume in these areas. Depreciation and amortization increased due to recent expansion projects completed at our properties.

Discontinued Operations. The operations of 21 divested country club and golf facilities and two clubs currently held for sale were included in discontinued operations. Segment operating income for these properties decreased $0.6 million from third quarter 2002 to third quarter 2003 as a result of divestitures.

Resorts

The following table presents certain summary financial and other operating data for our resorts segment for the third quarters ended September 3, 2002 and September 9, 2003 (dollars in thousands):

	Same Store Resorts		Total Resorts
	2002	2003	2002	2003
Number of facilities at end of period	3	3	3	3
Operating revenues	$45,952	$46,819	$46,098	$46,857
Recognition of membership fees and deposits	1,377	1,613	1,401	1,613

Total operating revenues	$47,329	$48,431	$47,499	$48,470

Operating costs and expenses	38,621	37,662	38,038	38,228
Depreciation and amortization	3,771	3,820	3,907	3,927

Segment operating income from continuing operations	$4,937	$6,949	$5,554	$6,315

Segment operating income from discontinued operations	$—	$—	$7	$—

EBITDA	$8,708	$10,769	$9,468	$10,242

Lodging data: (3 resorts)
Room nights available	99,708	99,708
Room nights sold	55,477	61,561
Paid occupancy rate	55.6%	61.7%
Average daily revenue per occupied room (1)	$754	$698
Average daily revenue per available room (1)	$420	$431

(1)	Average daily revenue per occupied room and average daily revenue per available room are based on total operating revenues excluding membership dues, recognition of member initiation fees, and net managed rooms commissions.
(2)	Includes results of our resorts possessive overhead entity in addition to our 3 same store resorts.

Continuing Operations. Total operating revenues increased $1.1 million from third quarter 2002 to third quarter 2003 for same store resorts. This increase was primarily due to increased food and beverage sales of $1.2 million and increased lodging and spa revenues of $0.3 million each, partially offset by lower golf operations revenue of $0.6 million. Food and beverage sales increased as a result of higher occupancy and spending by social guests during the quarter. Lodging revenues increased as a result of increased room nights, although promotions and discounted pricing strategies reduced average room rates from the prior year. Spa revenues increased as a result of price increases at The Homestead. Golf operations revenues declined as a result of an 8.4% decrease in greens fees per round due to the extension of discounted pricing strategies to our resorts’ golf operations.

Segment operating income increased $2.0 million from third quarter 2002 to third quarter 2003 for same store resorts. This increase was due to a $1.0 million decrease in operating costs and expenses in addition to the increase in revenues mentioned above. Operating costs and expenses decreased due to reduced intercompany consulting fees that were not billed in 2003 as well as of the elimination of a large portion of our resorts’ offsite overhead structure. The elimination of the consulting fee billings had no net impact on Total Resorts operating expenses as Total Resorts includes the offsetting overhead revenue. Other operating expenses increased $0.6 million as a result of increased occupancy resulting from our discounted pricing strategies.

Discontinued Operations. Discontinued operations were comprised of the management fees of one divested resort property. The management agreement for this property was terminated in 2002.

Business and Sports Clubs

The following table presents certain summary financial and other operating data for our business and sports clubs segment for the third quarters ended September 3, 2002 and September 9, 2003 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2002	2003	2002	2003
Number of facilities at end of period	70	70	70	70
Operating revenues	$46,266	$45,413	$46,801	$45,386
Recognition of membership fees and deposits	885	611	887	611

Total operating revenues	$47,151	$46,024	$47,688	$45,997

Operating costs and expenses	44,732	43,871	45,213	43,867
Depreciation and amortization	2,795	2,724	2,815	2,724

Segment operating loss from continuing operations	$(376)	$(571)	$(340)	$(594)

Segment operating loss from discontinued operations	$—	$—	$(481)	$(42)

EBITDA	$2,418	$2,153	$2,026	$2,100

Continuing Operations. Total operating revenues decreased $1.1 million from third quarter 2002 to third quarter 2003 at same store business and sports clubs. This decrease was primarily comprised of a $0.9 million decrease in food and beverage sales, a $0.3 million decrease in recognition of membership fees and deposits, and a $0.2 million decline in membership dues, partially offset by a $0.3 million increase in other revenue. Although membership retention levels have improved from those experienced in the last two fiscal years, we continue to experience slight attrition in member counts due to continued economic uncertainty. These trends have resulted in decreased membership dues and decreased recognition of membership deposits and fees. Food and beverage revenues decreased primarily as a result of decreases in private parties stemming from lower membership and activity at our clubs. Other revenue increased as a result of increased usage of tennis, athletics and spa facilities, in addition to improved results from non-wholly-owned facilities.

Segment operating loss increased $0.2 million from third quarter 2002 to third quarter 2003 at same store business and sports clubs due to the decrease in revenues mentioned above, partially offset by decreased operating costs and expenses of $0.9 million. Operating margins were positively impacted by improved food and beverage margins due to expense controls in purchasing and operations, in addition to a decline in rent expense of $0.2 million. Rent expense has declined due to the renegotiation of certain of our facilities’ lease agreements with their respective landlords, in addition to a decline in contingent rent payments.

Discontinued Operations. The operations of eight divested business and sports clubs were included in discontinued operations. Segment operating loss from these properties decreased $0.4 million from third quarter 2002 to third quarter 2003 as a result of the divestiture of underperforming clubs.

Other Operations and Services – Continuing Operations

Operating income for our real estate operations improved by $0.3 million from third quarter 2003 to third quarter 2002. This increase was primarily due to cost cutting initiatives in the administrative and sales and marketing functions of our real estate operations. Operationally, we experienced increased real estate sales of $0.6 million as a result of the sale of all 13 ownership interests of a unit at Owners Club—Homestead.

Included in third quarter 2003 results is a charge of $1.3 million to accrue for vacation earned by employees. This is in addition to the reserve of $2.8 million that was previously established, $1.1 million of which was recorded in the first and second quarters of 2003.

36 Weeks Ended September 3, 2002 Compared to 36 Weeks Ended September 9, 2003

Consolidated Operations – Continuing Operations

Operating revenues decreased from $637.6 million for the 36 weeks ended September 3, 2002 to $630.4 million for the 36 weeks ended September 9, 2003 as a result of i) divestitures, ii) continued economic uncertainty and iii) poor weather conditions at several of our properties. This decrease was comprised of operating revenue decreases of $3.9 million at our business and sports clubs, $2.8 million in our other operations and services, and $2.9 million at our resorts, partially offset by an increase of $2.4 million at our country club and golf facilities. Included in these segment variances are divestitures of facilities that accounted for $4.4 million of the net revenue decrease mentioned above.

Loss on disposals and impairment of assets was $13.7 million in the 36 weeks ended September 3, 2002 as compared to $0.3 million in the 36 weeks ended September 9, 2003. We disposed of four properties in the 36 weeks ended September 3, 2002 and one property in addition to those mentioned below in the 36 weeks ended September 9, 2003. Included in these figures are impairment losses of $0.7 million recorded in the 36 weeks ended September 3, 2002 to write down the carrying value of certain properties classified as held for sale under SFAS 121.

Excluding the impact of disposals and impairment of assets, operating income increased to $19.9 million for the 36 weeks ended September 9, 2003 from $18.6 million for the 36 weeks ended September 3, 2002. This increase was due to a decline in operating costs and expenses of $12.0 million, partially offset by increased depreciation and amortization of $3.5 million, and the decline in revenues mentioned above. Operating costs and expenses declined as a result of expense controls in operations, in addition to being impacted in the prior year by a litigation accrual of $3.2 million relating to an arbitration decision at one of our country clubs. Depreciation and amortization increased as a result of capital expansion and development activity at our existing properties.

Loss from operations before income taxes and minority interests decreased to $36.7 million for the 36 weeks ended September 9, 2003 from $35.8 million for the 36 weeks ended September 3, 2002. This decrease was primarily due to the improvement in operating income mentioned above, offset by increased interest expense of $5.4 million as a result of higher levels of outstanding debt and higher loan fee amortization in the first two quarters of 2002 due to amendments to our previous credit facility. On June 4, 2003, we completed a major refinancing of our outstanding bank debt. As a result of these transactions, we wrote off $10.6 million in unamortized financing costs related to our previous credit facility in second quarter 2003.

Discontinued Operations

At September 9, 2003, the operations of 30 divested properties and two properties currently held for sale were included in discontinued operations. Operating revenues for these properties decreased from $36.4 million for the 36 weeks ended September 3, 2002 to $7.9 million for the 36 weeks ended September 9, 2003. Segment operating loss from these properties decreased $4.6 million for the 36 weeks ended September 9, 2003 from the 36 weeks ended September 3, 2002. This change was primarily a result of the divestiture of underperforming facilities. We divested six properties in the 36 weeks ended September 3, 2002 and 15 properties in the 36 weeks ended September 9, 2003. Impairment losses of $6.3 million and $2.0 million were recorded during the 36 weeks ended September 3, 2002 and September 9, 2003, respectively, to write down the carrying value of certain properties to be disposed.

Segment and Other Information - 36 Weeks

Country Club and Golf Facilities

The following table presents certain summary financial and other operating data for our country club and golf facility segment for the 36 week periods ended September 3, 2002 and September 9, 2003 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2002	2003	2002	2003
Number of facilities at end of period	94	94	100	98
Operating revenues	$308,478	$311,187	$313,989	$318,041
Recognition of membership fees and deposits	23,814	21,923	23,842	22,209

Total operating revenues	$332,292	$333,110	$337,831	$340,250

Operating costs and expenses	266,329	263,045	275,398	270,992
Depreciation and amortization	31,615	32,416	31,801	33,384

Segment operating income from continuing operations	$34,348	$37,649	$30,632	$35,874

Segment operating income (loss) from discontinued operations	$184	$208	$(776)	$(74)

EBITDA	$66,378	$70,420	$64,580	$69,495

Continuing Operations. Total operating revenues increased $0.8 million at same store country club and golf facilities for the 36 weeks ended September 9, 2003 as compared to the 36 weeks ended September 3, 2002. This increase was primarily attributable to increased membership dues of $1.7 million and increased other recreation revenue of $1.1 million, partially offset by decreased recognition of membership deposits and fees of $1.9 million. Membership dues increased as a result of price increases and a slight reversal in negative membership trends. The dues volume has increased since the beginning of the year showing favorable results for the first time in over two years. Other recreation revenue increased due to higher usage of tennis, athletics and other amenities offered at our private country clubs. Recognition of membership fees and deposits declined due to decreased amortization as a result of less membership additions. The additional $1.6 million increase in operating revenues at total country club and golf facilities was primarily due to the ramping up of developing properties.

Segment operating income increased $3.3 million at same store country club and golf facilities for the 36 weeks ended September 9, 2003 from the 36 weeks ended September 3, 2002 as a result of decreased operating costs and expenses of $3.3 million and the increase in revenues mentioned above, partially offset by a $0.8 million increase in depreciation and amortization. Operating costs and expenses were impacted in the prior year by a litigation accrual of $3.2 million relating to an arbitration decision at one of our country clubs. Depreciation and amortization increased due to recent expansion projects completed at our properties. The additional $1.9 million increase in segment operating income for total country club and golf facilities was primarily due to the second quarter 2002 divestiture of Daufuskie Island Club and Resort, one of our former resorts that was reclassified to our country club and golf facilities segment at the outset of fiscal year 2002 due to the reduction in services offered at the property in anticipation of its sale.

Discontinued Operations. The operations of 21 divested country club and golf facilities and two clubs currently held for sale were included in discontinued operations. Segment operating income from these properties increased $0.7 million for total country club and golf facilities for the 36 weeks ended September 9, 2003 from the 36 weeks ended September 3, 2002 primarily as a result of the divestiture of underperforming properties.

Resorts

The following table presents certain summary financial and other operating data for our resort segment for the 36 week periods ended September 3, 2002 and September 9, 2003 (dollars in thousands):

	Same Store Resorts		Total Resorts (2)
	2002	2003	2002	2003
Number of facilities at end of period	3	3	3	3
Operating revenues	$128,813	$125,350	$128,891	$125,462
Recognition of membership fees and deposits	4,050	4,715	4,137	4,715

Total operating revenues	$132,863	$130,065	$133,028	$130,176

Operating costs and expenses	108,542	103,078	106,368	104,397
Depreciation and amortization	11,174	12,050	11,511	12,377

Segment operating income from continuing operations	$13,147	$14,937	$15,149	$13,402

Segment operating income from discontinued operations	$—	$—	$354	$—

EBITDA	$24,321	$26,987	$27,014	$25,779

Lodging data: (3 resorts)
Room nights available	299,124	299,124
Room nights sold	154,041	161,057
Paid occupancy rate	51.5%	53.8%
Average daily revenue per occupied room (1)	$753	$706
Average daily revenue per available room (1)	$388	$380

(1)	Average daily revenue per occupied room and average daily revenue per available room is based on total operating revenues excluding membership dues and recognition of member initiation fees.
(2)	Includes results of our resorts possessive overhead entity in addition to our 3 same store resorts.

Continuing Operations. Total operating revenues decreased $2.8 million for same store resorts for the 36 weeks ended September 9, 2003 from the 36 weeks ended September 3, 2002. This decrease was primarily due to decreased golf operations revenue of $2.5 million and lower lodging revenues of $1.2 million, in addition to other income of $0.9 million. Partially offsetting these decreases were increases in spa revenue of $1.0 million and increased recognition of membership fees of $0.7 million. Golf operations revenues declined primarily due to a 6.7% decrease in rounds and a 2.8% decrease in greens fee per round as a result of poor weather and reduced spending by resort guests. In addition, golf instruction revenues declined due to the termination of an agreement with a golf teaching center. Although paid occupancy rates increased slightly in 2003, lodging revenues were impacted by lower rates that our resorts offered in order to improve business volume. The Homestead was affected by extremely poor weather conditions and the timing of our prior fiscal year end, which resulted in the revenues from the year-end holiday season being recorded at the end of fiscal year 2002 as opposed to at the beginning of fiscal year 2003. In addition, general economic uncertainty and the war in Iraq combined to affect operating performance at Pinehurst during the first and second quarters of 2003. These factors combined to result in the 6.2% decrease in average daily revenue per occupied room for the 36 weeks ended September 9, 2003 compared to the 36 weeks ended September 3, 2002. Other income declined as a result of promotional discounts offered by our resorts to increase occupancy. Spa revenue increased due to the opening of The Spa at Pinehurst in second quarter 2002 and price increases at The Homestead. Recognition of membership fees increased as a result of the amortization of membership fees and positive membership trends at Pinehurst.

Segment operating income increased $1.8 million for same store resorts for the 36 weeks ended September 9, 2003 from the 36 weeks ended September 3, 2002. This increase was primarily due to a decline in operating costs and expenses of $5.5 million, partially offset by the decrease in revenues mentioned above and increased depreciation and amortization of $0.9 million. Operating costs and expenses declined as a result of expense controls in operations in response to the decline in revenues, as well as overhead reductions resulting from cost cutting initiatives implemented in the second half of 2002 and into 2003. As part of this reorganization, intercompany consulting fees were not billed in 2003. The elimination of the consulting fee billings had no net impact on Total Resorts operating expenses as Total Resorts includes the offsetting overhead revenue. Depreciation and amortization increased due to recent expansion projects completed at our resorts. The

$1.7 million decrease in segment operating income at total resorts reflects the elimination of the consulting fee at the total resort level.

Discontinued Operations. Discontinued operations were comprised of the management fees of one divested resort property. The management agreement for this property was terminated in 2002.

Business and Sports Clubs

The following table presents certain summary financial and other operating data for our business and sports club segment for the 36 week periods ended September 3, 2002 and September 9, 2003 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2002	2003	2002	2003
Number of facilities at end of period	70	70	70	70
Operating revenues	$146,339	$144,986	$148,009	$145,017
Recognition of membership fees and deposits	2,813	1,902	2,815	1,902

Total operating revenues	$149,152	$146,888	$150,824	$146,919

Operating costs and expenses	137,761	135,044	139,185	135,035
Depreciation and amortization	8,622	8,231	8,687	8,231

Segment operating income from continuing operations	$2,769	$3,613	$2,952	$3,653

Segment operating loss from discontinued operations	$—	$—	$(1,528)	$(408)

EBITDA	$11,390	$11,844	$10,323	$11,528

Continuing Operations. Total operating revenues decreased $2.3 million at same store business and sports clubs for the 36 weeks ended September 9, 2003 from the 36 weeks ended September 3, 2002. This decrease was primarily due to a $1.0 million decline in membership dues, a decline in food and beverage revenues of $1.0 million, and decreased recognition of membership deposits and fees of $0.9 million. Partially offsetting these decreases was an increase in other revenue of $0.6 million. Although membership retention levels have improved from those experienced in the last two fiscal years, we continue to experience slight attrition in member counts due to continued economic uncertainty. These trends have resulted in decreased membership dues and decreased recognition of membership deposits and fees. Food and beverage revenues decreased primarily as a result of decreases in private parties stemming from lower membership and activity at our clubs. Other revenue increased as a result of increased usage of tennis, athletics and spa facilities, in addition to improved results from non-wholly-owned facilities.

Segment operating income increased $0.8 million at same store business and sports clubs for the 36 weeks ended September 9, 2003 from the 36 weeks ended September 3, 2002. This increase was primarily due to decreased operating costs and expenses of $2.7 million, partially offset by the decrease in revenues mentioned above. Operating margins were positively impacted by improved food and beverage margins due to expense controls in purchasing and operations, in addition to a decline in rent expense of $1.1 million. Rent expense has declined due to the renegotiation of certain of our facilities’ lease agreements with their respective landlords, in addition to a decline in contingent rent payments. Depreciation and amortization declined due to lower recent levels of capital spending at our business and sports clubs.

Discontinued Operations. The operations of eight divested business and sports clubs were included in discontinued operations. Segment operating loss from these properties decreased $1.1 million for the 36 weeks ended September 9, 2003 from the 36 weeks ended September 3, 2002 as a result of the divestiture of underperforming facilities.

Other Operations and Services – Continuing Operations

Operating income for our real estate operations improved to $0.2 million in the 36 weeks ended September 9, 2003 from a loss of ($3.8) million for the 36 weeks ended September 3, 2002. This increase was primarily due to cost cutting initiatives in the administrative and sales and marketing functions of our real estate operations. Operationally, we experienced decreased real estate sales of $1.8 million as a result of lower sales of units in our Owners Club program. Partially offsetting this decrease in real estate sales was a $2.0 million increase in our equity in earnings of a non-consolidated real estate joint venture due to increased realty sales.

Included in results for other operations and services for the 36 weeks ended September 9, 2003 is a charge of $1.5 million recorded to cover the costs of a settlement reached in a lawsuit related to one of our former properties. This amount is in addition to the $1.0 million reserve established during the fourth quarter of 2002 for this matter. We also recognized a charge of $2.4 million in the 36 weeks ended September 9, 2003 to accrue for vacation earned by employees. This amount is in addition to the $1.7 million reserve established during the fourth quarter of 2002.

During the 36 weeks ended September 9, 2003 we recorded a charge of $1.0 million to cover incurred litigation fees and settlement charges related to one component of an outstanding lawsuit related to one of our former properties. Parties to this lawsuit are also claiming damages in the maximum amount of $5.5 million for which we have not set up any accrual as the actual settlement is not estimable at this time as the amount is still subject to significant reduction. In accordance with legal requirements, we are currently holding $4.5 million in escrow pertaining to this matter until the lawsuit is resolved.

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

Liquidity and Capital Resources

Historically, we have financed our operations and cash needs primarily through cash flows from operations, borrowings under credit facilities, and to a lesser extent, proceeds from divestitures. Our primary cash needs for the remainder of 2003 and the immediate future thereafter consist of capital to finance working capital needs, capital replacements at existing facilities, limited capital expansion and development projects, and debt service. We distinguish capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and investments in joint ventures. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members’ expectations and to attract new members. Capital expansions are discretionary expenditures that create new amenities or enhance existing amenities at existing facilities. The company plans to invest the vast majority of its capital expenditures in 2003 and 2004 into capital replacements. The limited amounts planned for capital expansions will be invested in our existing properties where a return can be achieved through growth in the asset’s cash flows rather than by acquiring or investing in new facilities. Total capital expenditures are expected to be approximately $54 million in 2003 and $60 million in 2004. Net cash flows used by investing activities were $11.7 million for the 36 weeks ended September 9, 2003 as compared to $65.3 million for the 36 weeks ended September 3, 2002.

Net cash flows from financing activities were $48.7 million for the 36 weeks ended September 9, 2003 as compared to $26.5 million for the 36 weeks ended September 3, 2002. In June, 2003, we refinanced the majority of our bank credit facility with mortgage loan financing totaling $617.6 million. Additionally, we closed on 3 additional mortgage loans during the twelve weeks ended September 9, 2003 totaling $40 million of which $23 million was utilized to settle an existing loan and contingent purchase price. Overall, our cash flow situation has improved as the refinancing provided us with additional working capital and liquidity, favorable interest rates and less restrictive debt covenants.

Net cash flows provided from by operations decreased to $38.8 million in the 36 weeks ended September 9, 2003 from $52.6 million in the 36 weeks ended September 3, 2002 as a result of lower revenues and reductions of accounts payable. We anticipate that the company will be able to generate cash flows from operating activities in an amount greater than our obligations for scheduled principal payments and expected capital expenditures. In the event that this is not the case, the company could use its existing cash reserve to meet its obligations or delay or cancel certain capital repair or expansion projects. As a result of our refinancing transactions mentioned above, we believe we have adequate capital resources to fund our operations. As of October 24, 2003, we have also completed the divestiture of 16 properties and certain other holdings in the current year for net cash proceeds of approximately $30.6 million.

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

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” The main provisions of this statement address classification of debt extinguishments and accounting for certain lease transactions. SFAS 145 was effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 affected our presentation of the write off of unamortized financing costs in our Consolidated Statement of Operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 redefines the recognition and disclosures to be made by the guarantor in its interim and annual financial statements regarding obligations under certain guarantees issued. The provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. Implementation of this statement had no impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities” which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The effective date for applying the provisions of FIN 46 have been deferred for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. The impact of the initial consolidation of the variable interest entities to which the deferral applies will be on the balance sheet for the first interim or annual period ending after December 15, 2003. We are currently evaluating the impact this statement will have on our Consolidated Financial Statements. We believe that this statement may cause us to consolidate a joint venture that would add net assets of $1.8 million including debt of $14.9 million to our Consolidated Balance Sheet. This investment is carried as an equity investment at September 9, 2003.

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

In April 2003, the FASB issued SFAS No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. SFAS 149 is effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. Implementation of this statement had no impact to our Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Implementation of this statement had no impact to our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have no material changes to the disclosure on this matter made in our report on Form 10-Q for the quarter ended June 17, 2003.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 9, 2003 pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subject to the date of management’s evaluation.

Part II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.1—Second Amendment to the ClubCorp, Inc. Omnibus Stock Plan

10.2—First Amendment to the ClubCorp, Inc. Executive Stock Option Plan

15.1—Letter from KPMG LLP regarding unaudited interim financial statements

31.1—Certification by Robert H. Dedman, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2—Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1—Certification by Robert H. Dedman, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2—Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClubCorp, Inc.

Date: October 24, 2003	By:	/s/ Jeffrey P. Mayer

Jeffrey P. Mayer Chief Financial Officer