Form 10-K
period 2003-12-30
CLUBCORP INC
filed 2004-03-29
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2003

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

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 17, 2003, based on the appraised price of the Registrant’s Common Stock at that date, was $55,004,998.

The number of shares of the Registrant’s Common Stock outstanding as of March 29, 2004 was 93,708,720.

Part I

Item 1.	Business

General

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of December 30, 2003, we had approximately 190,000 memberships and operated 98 country clubs, golf clubs and public golf facilities, three destination golf resorts and 69 business, sports and business/sports clubs in 29 states and three foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in North Carolina, The Homestead® Resort in Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles. Golf Digest, Golf Travel and other golf industry publications have consistently ranked several of our 169 golf courses and destination golf resorts among the best in the U.S.

Our operations are organized into three principal business segments: country club and golf facilities, resorts, and business and sports clubs. At the beginning of fiscal year 2003, we reclassified our international properties from other operations and services to their functional segments as either country club and golf facilities or business and sports clubs. Segment results for all periods presented have been restated to reflect this reclassification, which is consistent with changes in our internal management and organizational structure. Other operations that are not assigned to a principal business segment include our real estate operations and our corporate services. Our primary sources of revenue include membership dues, membership fees and deposits, food and beverage operations, golf operations and lodging.

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

Throughout Item 1 of this document, financial and property information reflect consolidated totals. Included in these figures are amounts attributable to properties held for sale that are classified as discontinued operations under accounting principles generally accepted in the United States of America. Details of these properties are available in Annex A – “List of Facilities.”

Operations

Background and Philosophy

We were founded in 1957 to develop Brookhaven Country Club in the north Dallas area. Since that time, we have expanded our operations to 170 facilities. In 1967, we established our first business club on the belief that we could profitably expand our operations by applying our club management skills and member-oriented philosophy to a related line of business. In 1984, we entered the destination resort industry when we capitalized on a turn-around opportunity by acquiring Pinehurst, and currently operate three destination resorts. We commenced international operations in 1980 and currently operate nine facilities primarily in Mexico and Australia. In directing our growth since our formation, our management has emphasized quality service and facilities, endeavoring to exceed the expectations of our members and guests.

Mr. Robert H. Dedman, Sr., our founder and former Chairman and CEO, who passed away in August 2002, established ClubCorp on the belief that private clubs represented a significant business opportunity for a company that could combine professional development and management skills with the dedication to personal service necessary to attract and retain members. This commitment to professionalism and personal service is reflected in our member-oriented philosophy: create lasting value for members, guests, employees and financial partners by delivering personalized service and experiences that facilitate life-enhancing relationships, achieve world class results and create pride in belonging.

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

From ClubCorp’s beginning, we have focused on assembling and maintaining an experienced management team. Our nine executive officers, including the Chairman of the Board, possess a significant amount of industry experience. We have also attempted to attract and retain qualified, dedicated managers for our clubs and resorts. These managers possess an average of ten years of experience with our facilities. Senior management believes that our success depends greatly upon the motivation, training and experience of our employees. We provide an extensive, proprietary system of in-house training and education for all of our employees that is designed to improve the quality of services provided to members and guests. See—“Employees.”

Nature of Operations

We operate country club and golf facilities, business and sports clubs and resorts through sole ownership, partial ownership and management agreements. In addition, we perform various corporate services internally and for managed properties and develop and sell real estate adjacent to our facilities. See—“Other Operations and Services.” With respect to our wholly-owned operations, in some cases we own the real property where the facility is operated and in other cases we lease the real property from third parties. See Item 2 – “Properties.” Management believes that our existing club, resort and other facilities and our base of club members represent a significant value to us. For example, certain of our country clubs that were developed many years ago are now located in densely populated areas where land of sufficient size to develop a new facility would be prohibitively expensive.

The success of our business is dependent on our ability to attract new members, retain existing members and maintain or increase levels of club usage by members and guests. Although we devote significant resources to promote our facilities and services, many of the factors affecting club membership and usage are beyond our control. Local and federal government laws, including income tax regulations applicable to us and our club members and guests, can adversely influence membership activity. See—”Government Regulation and Environmental Matters.” Changes in consumer tastes and preferences, local, regional and national economic conditions, including levels of disposable income, weather and demographic trends can also have an adverse impact on club membership and usage. See Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results- Seasonality of Demand; Fluctuations in Quarterly Results.”

Country Club and Golf Facilities

Our portfolio of 98 country club and golf facilities is comprised of 90 private and semi-private country and golf clubs with approximately 79,000 memberships as of December 30, 2003, in addition to eight public golf facilities. Our country club and golf facilities are located in 19 states and two foreign countries, providing us with a geographically diverse revenue base. We have focused our operations in this segment on private and semi-private clubs because of our expertise in managing membership-based facilities, the relative competitive position of such clubs as compared to public courses and the stability of recurring membership dues as a primary revenue source.

Country Clubs. Our 73 private country clubs generally provide one or more golf courses and a number of the following: dining rooms, lounge areas, meeting rooms, grills, ballrooms, tennis courts, swimming pools and pro shops. Our private country clubs include Firestone, host of the 2002 Senior PGA Championship and the World Golf Championships-NEC Invitational for 2003 through 2005, Mission Hills, home of the LPGA’s annual Kraft-Nabisco Championship, and Indian Wells Country Club near Palm Springs, California, one of the four golf courses which hosts the Bob Hope Chrysler Classic. Our current international operations include the Jack Nicklaus Signature Course at Vista Vallarta Club de Golf in Puerto Vallarta, Mexico, site of the 2002 World Golf Championships-EMC World Cup.

Golf Clubs. Our 17 semi-private golf clubs generally offer both private and public play, a driving range and food and beverage concessions. Our semi-private golf clubs include Nags Head Golf Links in North Carolina and Golden Bear Golf Club at Indigo Run in South Carolina.

Public Golf Facilities. Our eight public golf facilities are daily fee courses that offer a “member for the day” experience and generally provide many of the same amenities, facilities and services as our semi-private golf clubs. The refocusing of our business strategy has resulted in the divestiture of 15 public golf facilities over the last two fiscal years. Daily fee facilities include the Bear’s Best courses, which were formed through a joint venture with Jack Nicklaus’ Golden Bear Golf, Inc. Our two Bear’s Best courses in Las Vegas and Atlanta, respectively, feature replicas of some of the most famous Nicklaus-designed golf holes.

Operating revenues for our country club and golf facilities segment consist primarily of membership revenues (comprised primarily of membership dues, and to a lesser extent, recognition of deferred membership fees and deposits), golf revenues and food and beverage sales. In 2003, our country club and golf facilities segment generated operating revenues of $495.8 million (53.7% of our total revenues) and segment operating income of $39.3 million. See Note 10 to the Notes to Consolidated Financial Statements.

Resorts

Each of our three destination resorts focus on delivering quality golf resort lifestyle experiences and the following: lodging and conference facilities, dining and lounge areas, golf, tennis, recreational facilities, European style spas and other resort amenities.

Pinehurst. Acquired in 1984, Pinehurst is the largest golf resort in the world and is a National Historic Landmark. Pinehurst includes eight championship 18-hole golf courses, including the highly acclaimed Pinehurst Course No. 2 (ranked second in Golf Digest’s America’s 100 Greatest Public Courses in 2003-2004), and approximately 500 guest rooms and suites in three separate facilities, including 85 managed rooms to which we have access. In addition to a 31,000 square foot spa facility, Pinehurst also has a golf school, 24 tennis courts, two outdoor swimming pools, nine dining venues, seven retail venues and approximately 55,000 square feet of conference space, which enables the resort to accommodate large group functions. Pinehurst hosted the 1999 U.S. Open and has been awarded the right to host the U.S. Open again in 2005, the shortest interval between hosting at a single facility in the last 50 years. They have also been selected to host the 2007 U.S. Men’s Amateur Championship. In Golf Digest’s America’s Top 75 Golf Resorts (2002), Pinehurst was ranked fourth. Pinehurst also has a private country club that at December 30, 2003 had 5,381 memberships.

The Homestead. Acquired in 1993, The Homestead is a National Historic Landmark. The Homestead includes over 500 guest rooms and suites, three 18-hole championship golf courses, including the Cascades course (ranked fourth in Golf Digest’s America’s 100 Greatest Public Courses in 2003- 2004), a golf school, equestrian center, gun club, six tennis courts, an indoor and an outdoor swimming pool, nine downhill ski runs and over 72,000 square feet of conference space, including a new 20,000 square foot grand ballroom facility. The Homestead also has a nationally recognized spa and nine dining facilities. In Golf Digest’s America’s Top 75 Golf Resorts (2002), The Homestead was ranked eighth. At December 30, 2003, the Homestead had 169 memberships.

Barton Creek. Acquired in 1996, Barton Creek is a premier luxury resort in Austin, Texas. Barton Creek includes 300 guest rooms and suites, four championship 18-hole golf courses, including Fazio Canyons and Fazio Foothills, the number one and four rated public access courses in Texas by Golfweek magazine in 2003, 11 tennis courts, four dining facilities, more that 30,000 square feet of meeting space, including a ballroom, a 150 seat amphitheater, and a luxurious spa. In Golf Digest’s America’s Top 75 Golf Resorts (2002), Barton Creek was ranked 35th. Barton Creek also includes a private golf club that at December 30, 2003 had 2,493 memberships.

Our resorts segment also includes our sports marketing division, Pinehurst Championship Management, which manages the operations of high profile golf tournaments at Pinehurst and other locations. Operating revenues for our resorts segment consist primarily of lodging revenues, food and beverage sales, golf and merchandise revenues, other amenities and recreation revenues and membership fees. In 2003, our resort segment generated operating revenues totaling $196.9 million (21.3% of our total revenues) and segment operating income of $18.9 million. See Note 10 to the Notes to Consolidated Financial Statements.

Business and Sports Clubs

Our portfolio of 69 business and sports clubs is comprised of 48 business clubs, 17 business/sports clubs and four sports clubs, with a combined total of approximately 102,000 memberships as of December 30, 2003. These facilities are located in 22 states and one foreign country. Each of our business clubs includes dining rooms, bar areas and private meeting rooms. In addition, most of our business clubs are equipped with state-of-the-art media and telecommunications equipment, providing a technologically-enabled work area. Our sports clubs provide an array of facilities which generally include racquetball and squash courts, jogging tracks, exercise areas, weight machines, aerobic studios, swimming pools and, occasionally, tennis and basketball courts. Business/sports clubs combine the ambiance and amenities of our business clubs with the facilities of our premier sports clubs. Our business and sports clubs include the City Club on Bunker Hill, The Athletic and Swim Club at Equitable Center in New York City, The Metropolitan Club in Chicago, the Citrus Club in Orlando and The Buckhead Club in Atlanta. Operating revenues for business and sports clubs segment consist primarily of monthly membership dues and food and beverage sales. In 2003, our business and sports clubs segment generated operating revenues of $222.4 million (24.1% of our total revenues) and segment operating income of $9.8 million. See Note 10 to the Notes to Consolidated Financial Statements.

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

Corporate Services. We perform a number of services on a company-wide basis, including certain centralized marketing, accounting, technology support and purchasing functions. We publish Private Clubs®, an award winning bi-monthly magazine which showcases our member and guest facilities and strategic partner relationships through feature articles and advertising.

Expansion and Development

Since the beginning of fiscal year 1999, we have invested over $400 million to complete capital expansions at many of our facilities. Many of these expansions stem from the belief that several of our properties have excess capacity that can be used to increase long-term profitability while maintaining member satisfaction. During fiscal year 2002, we completed a number of projects, including the construction of a state-of-the-art spa at Pinehurst, a new Jack Nicklaus-designed golf course at The Hills of Lakeway in Austin, Texas, and the redesign of one of the golf courses at Firestone Country Club by renowned golf architect Tom Fazio. In addition, we have expanded many of our clubhouses, athletic and dining facilities, as well as completing our business club transformation project. As a result of these completed investments, we significantly reduced our discretionary capital expenditure levels in 2003 and focused on capital replacement expenditures that we felt were necessary to maintain the high level of quality expected by members and guests at our facilities. We intend to keep this focus for 2004 and do not anticipate significant expansion efforts until 2005 or later.

Historically, we have also expanded our operations through strategic acquisitions and development projects such that we have grown from one country club to an extensive list of 170 facilities that now include business clubs, resorts and athletic clubs both domestically and internationally. However, in the last three fiscal years we have re-oriented our strategic focus onto our core businesses and divested various non-strategic assets. Given the state of the nation’s economy and the uncertainty that it has caused for our business, our current focus is to increase our emphasis on maintaining and improving our existing core businesses for the immediate future. However, it is anticipated that beginning in 2005, the company will begin to grow and expand its business through a combination of improvements and expansions of existing facilities and acquisitions of additional properties. Unit growth is likely in 2004 by entering into management contracts or lease agreements, while in 2005 and beyond, growth could take the form of both ownership and management opportunities, principally in the golf and resort segments.

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

Our clubs offer integrated programs beyond the physical club. We sponsor the Associate Clubs® Program, providing members of clubs owned, leased or managed by us with access to other clubs outside a certain radius of the member’s club. Signature Gold was added in 2001 as a new level of Associate membership, providing enhanced privileges at a select group of our properties. In 2003, we offered an enhanced Signature Gold program with expanded benefits (including food and beverage) to those members. In cities where multiple Associate Clubs are located, membership in a Society is often available. Society membership provides privileges in many clubs within the same metropolitan area without any radius restrictions and also provides additional benefits such as concierge services and VIP seating at local events.

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

To promote our facilities, we publish Private Clubs magazine, which reaches the majority of the members at our clubs and resorts in addition to our affiliate clubs and resorts. The magazine’s focus is on golf, travel, food, wine, recreation and other aspects of the “private club experience.” Regular features include unusual destinations and travel tips, profiles of members who are business leaders, club profiles, wine reviews, recipes from club chefs, golf and tennis tips, solutions to health and fitness concerns and humor. The readership of Private Clubs was ranked number 21 in median household income among 92 publications included in the 2003 Mendelsohn Affluent Head of Household Survey, conducted annually by Mendelsohn Media Research, Inc., an independent media research firm. The magazine also has an online edition available at www.privateclubs.com.

We host a number of professional golf tournaments that not only generate additional revenue but also enhance our name recognition and that of our clubs and resorts. During 2003, our facilities hosted several nationally recognized golf tournaments affiliated with, among others, the PGA Tour, the Champions Tour, the LPGA Tour, the Nationwide Tour and the PGA of America. Some of the most notable tournaments our facilities hosted during 2003 were the Bob Hope Chrysler Classic at Indian Wells, the Kraft-Nabisco Championship at Mission Hills, the World Golf Championship-NEC Invitational at Firestone Country Club, the Kinko’s Classic of Austin at The Hills Country Club, and the Chick-fil-A Charity Championship at Eagle’s Landing Country Club. Firestone will also host the 2004 and 2005 World Golf Championships-NEC Invitational. Pinehurst has been awarded the right to host the 2005 U.S. Open, which will be held at the resort for the second time in seven years.

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

We are subject to the Fair Labor Standards Act and various federal and state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. The salaries of certain of our personnel are based on the federal minimum wage and adopted increases in the minimum wage have historically increased our labor costs. Historically, we have tried to pass these increased labor costs to our customers through various price increases. In addition, we are subject to certain state “dram-shop” laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We are also subject to the Americans with Disabilities Act of 1990, which, among other things, created federally mandated access and use requirements. We believe we are operating in substantial compliance with applicable laws and regulations governing our operations.

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

Throughout the 1990’s and in 2000, there was a substantial increase in the development of public golf facilities in the U.S. Competition in this market has intensified and the increase in availability of daily fee courses has adversely affected demand in portions of the semi-private and private club market. According to the National Golf Foundation, the growth in supply of available golf courses, fueled by the daily fee market, has outpaced growth in the number of golfers in recent years. Although new course construction declined in 2002 and 2003 due to the slowdown in the nation’s economy and the acknowledgement of overbuilding in certain markets, a resurgence in development activity and additional decreases in the average number of golfers per course could adversely affect our business and results of operations. Conversely, this period of overbuilding could eventually benefit us in the long run, as companies with less financial resources and management experience may be forced to sell their properties at discounted values.

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

Employees

As of December 30, 2003, we employed approximately 12,000 full-time and 7,000 part-time employees in our operations. The success of our business is dependent in part on our ability to attract and retain experienced management and other employees on economic terms. We believe that our employees represent an important asset; however, we are not dependent upon any single employee, or a small group of employees, whose loss would have a material adverse effect on us. Although we believe that our labor relations are good, increased labor and benefit costs or deterioration in our labor relations could adversely affect our operating results.

Customers

We are not dependent upon a single customer, or a few customers, whose loss would have a material adverse effect on us. In addition, for the fiscal year ended December 30, 2003, there is no customer to which we had sales equal to 10% or more of our consolidated operating revenues and whose loss would have a material adverse effect on us.

Intellectual Property

We have registered various service marks, including the names CLUBCORP, CCA, CLUBRESORTS, ASSOCIATE CLUBS, PINEHURST, THE HOMESTEAD, BARTON CREEK, PRIVATE CLUBS and THE SOCIETY with the U.S. Patent and Trademark Office, and have applied with the U.S. Patent and Trademark Office for the registration of various other service marks. In addition, we have registered certain of our service marks in a number of foreign countries. We regard our service marks as valuable assets and intend to protect such service marks vigorously against infringement.

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

We owned and/or operated 170 golf facilities, business and sports clubs and resorts as of December 30, 2003 one of which is classified as a discontinued operation as it is held for sale. The following table provides a profile of the composition of our portfolio of facilities from December 27, 2000 to December 30, 2003:

Additions, Divestitures and Reclassifications of Facilities (1)

	Country Clubs	Golf Clubs	Public Golf	Business	Business/ Sports	Sports	Resorts	International	Total
At December 27, 2000	79	23	23	54	17	6	5	14	221
Facilities added during 2001	1	—	1	—	—	—	—	2	4
Facilities divested during 2001	(4)	(4)	(2)	—	—	(1)	—	(5)	(16)
Reclassifications during 2001	1	(1)	—	—	—	—	—	—	—

At December 25, 2001	77	18	22	54	17	5	5	11	209
Facilities added during 2002	—	—	1	—	—	—	—	—	1
Facilities divested during 2002	(5)	(2)	(9)	(3)	—	—	(1)	(1)	(21)
Reclassifications during 2002	2	(1)	—	—	—	—	(1)	—	—

At December 31, 2002	74	15	14	51	17	5	3	10	189
Facilities added during 2003	—	—	—	—	—	—	—	—	—
Facilities divested during 2003	(4)	(3)	(6)	(5)	—	(1)	—		(19)
Reclassifications during 2003	3	5	—	2	—	—	—	(10)	—

At December 30, 2003	73	17	8	48	17	4	3	—	170
Less: Discontinued Operations	—	—	—	(1)	—	—	—	—	(1)

Continuing Operations	73	17	8	47	17	4	3	0	169

(1)	Facilities added include acquisitions of owned, leased, partially owned or managed facilities, joint ventures and other investments. Facilities divested include sales of owned or partially owned facilities and other investments, and terminated leases and management agreements that are not renewed or replaced.

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

Our properties are located throughout the U.S. and primarily in Australia and Mexico internationally. In the U.S., a significant portion of our properties are located in Texas, California, Florida and the Southeastern U.S. Due to our concentration of golf facilities in these markets, our operating and financial performance is subject to the regional weather patterns and changes in economic conditions in these areas. See Item 7 – “Factors That May Affect Future Operating Results – Seasonality of Demand; Fluctuations in Quarterly Results.” For a complete list of our facilities, see Annex A – “List of Facilities.”

We own, lease or manage the facilities in our portfolio. The following table summarizes the number and reclassifications in the type of our facilities operated for the periods indicated:

	Wholly Owned		Partially Owned and Managed
	Owned Facilities	Leased Facilities		Managed Operations	Under Construction	Total
At December 27, 2000	107	81	13	15	5	221
Facilities added during 2001	—	1	—	—	3	4
Facilities divested during 2001	(9)	(6)	(1)	—	—	(16)
Reclassifications during 2001	1	—	3	—	(4)	—

At December 25, 2001	99	76	15	15	4	209
Facilities added during 2002	—	1	—	—	—	1
Facilities divested during 2002	(16)	(2)	—	(3)	—	(21)
Reclassifications during 2002	2	—	2	—	(4)	—

At December 31, 2002	85	75	17	12	—	189
Facilities added during 2003	—	—	—	—	—	—
Facilities divested during 2003	(6)	(9)	(2)	(2)	—	(19)
Reclassifications during 2003	—	—	—	—		—

At December 30, 2003	79	66	15	10	—	170
Less: Discontinued Operations	—	(1)	—	—	—	(1)

Continuing Operations	79	65	15	10	—	169

At December 30, 2003, our portfolio included 170 facilities, of which we owned 79 facilities, leased 66 facilities, partially owned and managed 15 facilities, and managed 10 facilities. Our various ownership interests in, and other relationships with, the facilities in our portfolio reflect a number of strategic and management considerations. We own the majority of our country club and golf facilities while we lease substantially all of the real property where our business and sports clubs operate. This distinction reflects the fact that a particular piece of real property such as a golf course can be essential to the operation of a golf facility and, therefore, it is generally in our interest to own or have a long-term management or lease contract for such property. A business club facility, on the other hand, generally can be located in any one of a number of locations and moved from one location to another as long as it remains convenient to its members. Therefore, we believe it is generally not necessary for us to have a long-term interest in the properties where our business and sports clubs are located.

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

We are subject to certain pending or threatened litigation and other claims. After review and consultation with legal counsel, we believe that any potential liability from these matters would not materially affect our consolidated financial position and results of operations. See Note 13 of the Notes to Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal year 2003, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

At our option, we have historically purchased stock from shareholders when offered for sale back to us on a limited basis. The Stockholder’s Agreement with The Cypress Group L.L.C. (see Item 7 – “Liquidity and Capital Resources - Equity”) limits our stock repurchases, without their prior authorization, to $2.5 million per year from the Dedman Stockholders (Nancy Dedman, Robert H. Dedman, Jr., Patricia Dedman Dietz, and the Dedman Foundation and related trusts), $5.0 million per year for certain charitable and non-profit organizations, and $2.5 million per year from all other shareholder groups. The Redemption Right of the Amended Plan is not limited by this agreement.

We have never paid cash dividends on our common stock and management expects to continue its policy of retaining earnings for use in our business, and accordingly, does not expect to pay cash dividends in the foreseeable future. As of March 29, 2004, there were approximately 350 holders of record of our common stock.

Item 6.	Selected Financial Data

Set forth below are the selected consolidated statement of operations and balance sheet data for each of the fiscal years in the five year period ended December 30, 2003 (1). The table presented below should be read in conjunction with Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7a—“Quantitative and Qualitative Disclosures about Market Risk” and Item 8—“Financial Statements and Supplementary Data” (dollars in thousands, except membership and lodging data).

	December 28, 1999	December 26, 2000	December 25, 2001	December 31, 2002	December 30, 2003
Statement of Operations Data:
Operating revenues	$977,962	$1,010,929	$943,447	$936,450	$911,512
Operating costs and expenses	759,428	790,549	741,345	754,259	709,193
Depreciation and amortization	68,674	83,755	89,800	90,384	93,843
Selling, general and administrative expenses	79,245	84,150	80,630	76,971	78,162
Loss on disposals and impairment of assets	10,461	25,820	51,895	30,876	8,753

Operating income (loss) from continuing operations	$60,154	$26,655	$(20,223)	$(16,040)	$21,561

Income (loss) from continuing operations	$9,608	$(26,497)	$(111,180)	$(49,088)	$(109,864)
Income (loss) from discontinued operations	2,018	10,003	5,330	(12,466)	4,618

Net Income (loss)	$11,626	$(16,494)	$(105,850)	$(61,554)	$(105,246)

Income (loss) from continuing operations per common share	$0.01	$(0.28)	$(1.19)	$(0.53)	$(1.17)

Balance Sheet Data:
Total assets	$1,546,530	$1,745,581	$1,611,029	$1,571,277	$1,546,388
Long-term debt (including current portion)	$512,125	$692,404	$640,250	$666,406	$724,074
Membership deposits	$96,365	$104,757	$106,741	$120,339	$133,693
Stockholders’ equity	$564,953	$544,261	$432,176	$393,933	$291,137
Other Operating and Financial Information:
EBITDA (2)	$146,414	$139,313	$124,713	$106,713	$123,749
Total memberships (at end of period)
Country clubs and golf facilities	88,601	90,674	86,860	83,251	78,691
Resorts	8,529	9,933	8,901	8,123	8,043
Business and sports clubs	130,628	125,036	118,545	113,621	102,016
Other operations and services	3,165	7,384	5,460	4,854	1,308

Total memberships at end of period	230,923	233,027	219,766	209,849	190,058

Lodging data (3)
Room nights available	379,692	404,211	433,524	441,861	432,068
Room nights sold	224,649	247,116	225,530	228,613	239,680
Paid occupancy rate	59.2%	61.1%	52.0%	51.7%	55.5%
Average daily revenue per occupied room	$761	$721	$735	$755	$725
Average daily revenue per available room	$451	$441	$382	$391	$402

(1)	We report our financial results on a 52/53 week basis, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of either 16 weeks (1999, 2000, 2001 and 2003) or 17 weeks (2002).

(2)	We use EBITDA to monitor our property-level and overall performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and losses on disposals and impairment of assets and includes both continuing and discontinued operations. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurement of EBITDA may not be comparable to similarly titled measures reported by other companies. See Note 10 to the Notes to Consolidated Financial Statements for a reconciliation of this measure to our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

(3)	Lodging data is for Pinehurst, The Homestead and Barton Creek.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis should be read in conjunction with Item 6—“Selected Financial Data,” Item 7a— “Quantitative and Qualitative Disclosures about Market Risk” as well as Item 8—“Financial Statements and Supplementary Data.”

Overview

General

We are a holding company incorporated under the laws of the State of Delaware that, through our subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. Our operations are organized into three principal business segments: country club and golf facilities, resorts and business and sports clubs. At the beginning of fiscal year 2003, we reclassified our international properties from other operations and services to their functional segments as either country club and golf facilities or business and sports clubs. Segment results for all periods presented have been restated to reflect this reclassification, which is consistent with changes in our internal management and organizational structure. Other operations that are not assigned to a principal business segment include our real estate operations and our corporate services. We operate our properties through sole ownership, partial ownership (including joint venture interests), operating leases and management agreements.

Our Consolidated Financial Statements are presented on a 52/53 week fiscal year, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The financial statements included in Item 8 for the year ended December 30, 2003 are comprised of 52 weeks, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 weeks.

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

The following table presents our consolidated operating revenues attributable to each of our business segments for fiscal years 2001, 2002 and 2003 (dollars in thousands):

	Fiscal Year Ended
	December 25, 2001	December 31, 2002	December 30, 2003
Continuing Operations:
Country Club and Golf Facilities	$488,382	$482,051	$489,709
Resorts	193,532	195,070	196,887
Business and Sports Clubs	226,708	220,786	216,398
Other Operations and Services	34,825	38,543	8,518

Subtotal - Continuing Operations	943,447	936,450	911,512
Discontinued Operations:
Country Club and Golf Facilities	44,164	36,537	6,076
Resorts	777	362	—
Business and Sports Clubs	18,566	14,948	6,003
Other Operations and Services	2,001	3,148	8

Subtotal - Discontinued Operations	65,508	54,995	12,087

Consolidated Operating Revenues	$1,008,955	$991,445	$923,599

Critical Accounting Policies and Estimates

Our management has discussed the development and calculation of the following critical accounting policies and estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure of them in this section:

Membership Fees and Deposits. At the majority of our private clubs, members are expected to pay an advance initiation fee or deposit upon their acceptance as a member to the club. These initiation fees and deposits vary in amount based on a variety of factors such as the supply and demand for our services in each particular market, number of golf courses or breadth of amenities available to the members and the prestige of having the right to membership of the club. The majority of membership deposits sold are not refundable until a fixed number of years (generally 30) after the date of acceptance as a member, and are expected to cover our cost of providing services to the member over the course of the individual’s membership. Because of the refundable nature of our deposits and the fact that few of our clubs have membership caps, we believe that revenue related to deposits should be recognized over the average expected life of an active membership. This stance is supported by our prior correspondence with the SEC on this matter in 1998. For membership deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as membership fees and deposits revenue on a straight-line basis over the average expected life of an active membership (currently six years for golf and resort memberships and five years for business and sports club memberships). The present value of the refund obligation is recorded as a membership deposit liability in our consolidated balance sheet and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our weighted average borrowing rate adjusted to reflect a 30 year time frame. The accretion is included in interest expense. The majority of our membership fees are not refundable and are deferred and recognized over the average expected life of an active membership.

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

During 2003, we transferred the accounting of our deposits and fees from a consolidated level to the entity level. No material changes were made in the methodology of calculating the amortization; the calculation was merely transferred down to a lower subsidiary reporting level. Adjustments identified in this process were not considered material to any prior fiscal quarter or year previously reported and totaled approximately $3.5 million in expense for the current year.

For the year ended December 30, 2003, membership fees and deposits of $33.7 million for country club and golf facilities, $6.2 million for resorts and $2.5 million for business and sports clubs, offset by a charge of $2.7 million for other operations and services, respectively, were recognized as revenue in our Consolidated Statement of Operations.

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

For assets to be held and used, we perform a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the property exceed the carrying amount of the assets of the property in question. If the recoverability test is not met, fair value is determined by comparing the carrying value of the property to its future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management’s projections of the performance of a given property based on its past performance and expected future performance given changes in marketplace, local operations and other factors both in our control and out of our control. Additionally, we review current property appraisals when available to assess recoverability. Actual results that differ from these estimates can generate material differences in impairment charges recorded, and ultimately, net income or loss in our Consolidated Statement of Operations and the carrying value of properties on our Consolidated Balance Sheet.

For the year ended December 30, 2003, impairment charges of $1.8 million for country club and golf facilities and $1.2 million for business and sports clubs, respectively, were recognized as a component of operating income or loss in our Consolidated Statement of Operations.

Valuation Allowance for Deferred Income Tax Assets. Our valuation allowance relates to the deferred tax assets arising from our federal income tax net operating loss carryforwards and capital loss carryforwards. Historically, our valuation allowance has been evaluated based on our projections of future taxable income and capital gains over the periods in which the net operating and capital losses will be carried forward combined with tax planning strategies. During 2003, we again recorded taxable losses. . In accordance with guidance in SFAS No. 109 and industry practice, when a pattern of taxable losses presents itself over a period of time, it is hard to overcome that pattern and argue that future years will have taxable income. In addition, changes in the tax law prohibited us from utilizing certain tax planning strategies. Therefore, in 2003, we reverted to more objective evidence in our evaluation, basing our analysis solely on carrybacks and future reversals of existing taxable temporary differences, as well as certain tax planning strategies. We recorded a charge to income of $65 million to write down the value of our NOLs to a balance of $77 million. See Note 14 to the Consolidated Financial Statements and “Factors That May Affect Future Operating Results – Income Taxes.”

Results of Operations

We analyze operating results and manage our business segments using the following concepts and definitions:

We employ “same store” analysis techniques for a variety of management purposes. By our definition, facilities are evaluated yearly and considered “same store” once they have been fully operational for one year. Developing facilities and divested facilities are not classified as same store; however, facilities held and used are considered same store until they are divested. This distinction between developing and same store facilities allows us to separately analyze the operating results of our established and new facilities. We believe this approach provides an effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our same store facilities without the distortions that would be caused by the inclusion of developing properties. Facilities divested during a period are removed from the same store classification for all periods presented. We analyze membership and lodging data on a same store basis as well, as it is not distorted by divestitures and we believe it provides a clearer picture of trends in our continuing operations.

Operating revenues are comprised mainly of revenues from dues income, golf, food and beverage and lodging, as well as the revenues recognized from initiation deposits and fees. Operating expenses include payroll and related expenses, other fees and expenses and rent.

We use EBITDA to monitor our property-level and overall performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and losses on disposals and impairment of assets and includes both continuing and discontinued operations. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurement of EBITDA may not be comparable to similarly titled measures reported by other companies. See Note 10 to the Notes to Consolidated Financial Statements for a reconciliation of this measure to our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

As of our reporting for the period ended September 9, 2003, we adjusted our segment information to be more in line with our internal reporting. The two key components that were changed were (1) recording elimination entries at the consolidated level instead of allocating them to each segment and (2) reviewing gain/loss from disposal and impairment of assets at the consolidated level. The remaining numbers by segment (operating revenues, operating expenses, depreciation and amortization and EBITDA) then reflect the numbers that help drive our business decisions. Reclassifications have been made for all periods presented in accordance with generally accepted accounting principles.

Year Ended December 30, 2003 Compared to Year Ended December 31, 2002

Consolidated Operations – Continuing Operations

Operating revenues decreased from $936.5 million in 2002 to $911.5 million in 2003 as a result of i) divestitures, ii) continued economic uncertainty and iii) exceptionally rainy weather at several of our golf properties in the eastern United States. This decrease was comprised of operating revenue decreases of $30.0 million in our other operations and services, and $4.4 million at our business and sports clubs, offset by increases of $7.6 million at our country club and golf facilities and $1.8 million at our resorts. Included in these segment variances are divestitures of facilities that accounted for $3.7 million of the net revenue decrease mentioned above.

Loss on disposals and impairment of assets was $30.9 million in 2002 as compared to $8.8 million in 2003. In 2002, losses on the divestiture of six properties and the retirement and disposal of certain other assets resulted in net losses on disposals of $19.7 million. In 2003, we retired or disposed of properties resulting in net losses of $5.8 million. Impairment losses of $11.2 million and $3.0 million were recorded in 2002 and 2003, respectively, to write-down the carrying value of certain properties.

Excluding the impact of disposals and impairment of assets, operating income increased from $14.8 million in 2002 to $30.3 million in 2003. This increase was due to a decline in operating costs and expenses of $45.1 million, partially offset by increased depreciation and amortization of $3.5 million and the decline in revenues mentioned above. Operating costs and expenses declined as a result of expense controls in operations and cost cutting initiatives undertaken in our corporate office. Depreciation and amortization increased as a result of the completion of capital expansion and development activity at our existing properties.

Loss from continuing operations before income taxes and minority interest decreased from $76.7 million in 2002 to $51.7 million in 2003. This improvement was primarily due to the increase in operating income mentioned above and decreased loss on disposals and impairments of assets, offset by higher interest expense and financing costs of $74.5 million in 2003 compared to $62.5 million in 2002. The increase in interest expense was due to higher average levels of outstanding debt and a write off $10.6 million in unamortized financing costs related to our previous credit facility, partially offset by lower interest rates. See “Liquidity and Capital Resources.”

Discontinued Operations

At December 30, 2003, the operations of 36 divested properties and one property currently held for sale were included in discontinued operations. Operating revenues for these properties decreased from $55.0 million in 2002 to $12.1 million in 2003 as the majority of our divestitures are over one year old. This decrease reflects that we have substantially completed our efforts to dispose of non-strategic properties. Segment operating income (loss) before income taxes improved from a loss of $18.6 million in 2002 to an income of $6.0 million in 2003. We divested 21 properties and classified 11 more as held for sale in 2002 compared to 19 divestitures with one held for sale in 2003. In 2002, the loss on disposals and impairment of assets was $15.9 million and in 2003, the gain on disposal of assets was $7.5 million related to divested properties.

Segment and Other Information

Country Club and Golf Facilities

The following tables present certain summary financial and membership information for our country club and golf facilities segment for 2002 and 2003 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2002(1)	2003	2002(1)	2003
Number of facilities at end of period	94	94	99	98
Operating revenues	$441,542	$445,817	$449,839	$456,024
Recognition of membership fees and deposits	32,118	33,241	32,212	33,685

Total operating revenues	$473,660	$479,058	$482,051	$489,709
Operating costs and expenses (2)	386,598	388,633	399,757	400,657
Depreciation and amortization	45,884	48,346	46,455	49,777

Segment operating income from continuing operations	$41,178	$42,079	$35,839	$39,275

Segment operating loss from discontinued operations	$—	$—	$(1,352)	$(18)

EBITDA	$87,061	$90,425	$84,145	$89,461

(1)	For purposes of comparison to 2003, 2002 numbers do not include operating results from Week 53. For week 53, total operating revenues from continuing operations were $7.4 million and $7.6 million for Same Store and Total, respectively. Week 53 EBITDA was $0.8 million for Same Store and Total.

(2)	Includes intercompany consulting fees of $10.2 million and $16.7 million for Same Store and $10.4 million and $17.0 million for Total in 2002 and 2003, respectively. Fees increased in 2003 in conjunction with the terms of our new debt facility.

Continuing Operations. Total operating revenues increased $5.4 million from 2002 to 2003 for same store country club and golf facilities. This increase was primarily due to increased membership dues of $2.8 million, golf operations of $1.4 million and an increase in other recreation revenue of $1.3 million. Membership dues increased as a result of price increases and a slight reversal in membership trends. Positive membership trends from third quarter have continued through year end. Golf operations increased due to increased volume in the fourth quarter of 2003. Other recreation revenue increased due to higher usage of tennis, athletics, spa and other amenities offered at our private country clubs. Total operating revenues for total country club and golf facilities had a larger increase than the same store results from 2002 to 2003 due to facilities that we developed in 2002 that are reflecting a full year of operations in 2003.

Segment operating income increased $0.9 million from 2002 to 2003 for same store country club and golf facilities as a result of increased operating revenues discussed above, offset by, increased operating costs and expenses of $2.0 million and increased depreciation and amortization of $2.5 million. Operating costs and expenses were impacted in the prior year by a litigation accrual of $3.2 million relating to an arbitration decision at one of our country clubs. Offsetting this in the current year, we increased our inter-company consulting fee after restructuring our bank debt. The increased fee resulted in approximately $6 million of additional expense that was eliminated at the corporate level. Depreciation and amortization increased due to expansion projects completed at our properties. Total country club and golf facilities segment operating income increased due to developing facilities.

Discontinued Operations. The operations of 25 divested country club and golf facilities are included in discontinued operations. Segment operating loss from these properties improved $1.3 million for total country club and golf facilities from 2002 to 2003 primarily as a result of the divestiture of underperforming and non-strategic properties.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for 2002 and 2003 (dollars in thousands, except facility and lodging data):

	Same Store Resorts		Total Resorts
	2002 (4)	2003	2002 (4)	2003
Number of facilities at end of period (1)	3	3	3	3
Operating revenues	$189,140	$190,512	$189,370	$190,659
Recognition of membership fees and deposits	5,586	6,229	5,700	6,228

Total operating revenues	$194,726	$196,741	$195,070	$196,887
Operating costs and expenses (2)(5)	159,886	158,633	157,103	160,493
Depreciation and amortization	16,288	17,015	16,748	17,483

Segment operating income from continuing operations	$18,552	$21,093	$21,219	$18,911

Segment operating income from discontinued operations	$—	$—	$353	$1

EBITDA	$34,840	$38,107	$38,320	$36,395

Lodging data (3 resorts) (1)
Room nights available	432,068	432,068
Room nights sold	224,240	239,680
Paid occupancy rate	51.9%	55.5%
Average daily revenue per occupied room (3)	$764	$725
Average daily revenue per available room (3)	$396	$402

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. Other ancillary resort operations are included in summary financial data for total resorts.

(2)	Includes intercompany consulting fees of $6.7 million and $7.9 million for Same Store and $(0.1) million and $7.9 million for Total in 2002 and 2003, respectively. Fees increased in 2003 in conjunction with the terms of our new debt facility.

(3)	Average daily revenue per occupied room and average daily revenue per available room are based on total operating revenues excluding membership dues and recognition of member initiation fees.

(4)	For purposes of comparison to 2003, 2002 numbers do not include operating results from Week 53. For week 53, total operating revenues from continuing operations were $3.4 million for Same Store and Total. Week 53 EBITDA was $0.3 million and $0.4 million for Same Store and Total, respectively.

(5)	During 2002, the Resorts group charged management fees of approximately $6 million from its parent entity (included in Total Resorts Operating expenses) to the individual Resorts (included in Same Store Resorts Operating Expenses). In 2003, these fees were no longer charged.

Continuing Operations. Operating revenues increased $2.0 million from 2002 to 2003 at same store resorts. This increase is primarily due to increased revenues of $3.0 million for food and beverage, $0.6 million for recognition of membership fees and deposits and $1.7 million for other recreation, offset by decreases in golf operations of $2.4 million. Food and beverage private party revenues increased primarily at Barton Creek reflecting the impact of higher occupancy rates. Recognition of membership fees increased as a result of the positive membership trends at Pinehurst. Other recreation revenue, primarily spa revenue, increased due to the opening of The Spa at Pinehurst in second quarter 2002. Golf operations revenues declined primarily due to a decrease in rounds and reduced spending by resort guests at Pinehurst. In addition, golf instruction revenues declined due to the termination of an agreement with a golf teaching center. General economic uncertainty, discounting of rates to drive occupancy and extremely poor weather conditions factored into the decrease in average daily revenue per occupied room.

Segment operating income increased from 2002 to 2003 in the amount of $2.5 million. The increase is due to increased revenue discussed above and decreased operating costs and expenses of $1.3 million, offset by increased depreciation and amortization of $0.7 million. The decrease in operating costs and expenses were the result of expense controls in operations in response to the decline in revenues, as well as overhead reductions resulting from cost cutting initiatives implemented in the second half of 2002 and into 2003. Depreciation and amortization increased due to the completion of expansion projects.

Total resorts segment operating income decreased $2.3 million primarily due to severance for a national sales team that was eliminated and expenses related to the 2005 U.S. Open at Pinehurst.

Discontinued Operations. Discontinued operations are comprised of the management fees of one divested resort property. The management agreement for this property was terminated in 2002.

Business and Sports Clubs

The following tables present certain summary financial and membership information for our business and sports clubs segment for 2002 and 2003 (dollars in thousands,):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2002 (1)	2003	2002 (1)	2003
Number of facilities at end of period	68	68	68	68
Operating revenues	$216,961	$213,858	$216,961	$213,858
Recognition of membership fees and deposits	3,825	2,540	3,825	2,540

Total operating revenues	$220,786	$216,398	$220,786	$216,398
Operating costs and expenses (2)	198,475	194,063	198,497	194,067
Depreciation and amortization	11,930	11,641	11,930	11,641

Segment operating income from continuing operations	$10,381	$10,694	$10,359	$10,690

Segment operating loss from discontinued operations	$(446)	$(301)	$(1,317)	$(938)

EBITDA	$22,202	$22,048	$21,733	$21,509

(1)	For purposes of comparison to 2003, 2002 numbers do not include operating results from Week 53. For week 53, total operating revenues from continuing operations were $3.2 million for Same Store and Total. Week 53 EBITDA was a loss of $0.3 million for Same Store and Total.

(2)	Includes intercompany consulting fees of $5.7 million and $5.9 million for Same Store and Total, respectively, in 2002 and 2003. Fees increased in 2003 in conjunction with the terms of our new debt facility.

Continuing Operations. Operating revenues decreased $4.4 million from 2002 to 2003 at same store business and sports clubs. This decrease was primarily due to lower food and beverage sales of $2.7 million, recognition of membership fees and deposits of $1.3 million and membership dues of $0.7 million. Although membership retention levels have improved from those experienced in the last two fiscal years, we continue to experience slight attrition in member counts due to continued economic uncertainty. These trends have resulted in decreased membership dues and decreased recognition of membership fees and deposits. Food and beverage revenues decreased primarily as a result of decreases in private parties stemming from lower membership and reduced corporate spending at our clubs.

Segment operating income increased $0.3 million at same store business and sports clubs from 2002 to 2003. This increase was primarily due to decreased operating costs and expenses of $4.4 million, offset by the decrease in revenues mentioned above. Operating margins were positively impacted by improved food and beverage margins due to expense controls in purchasing and operations, in addition to a decline in rent expense. Rent expense has declined due to the renegotiation of certain of our facilities’ lease agreements with their respective landlords, in addition to a decline in contingent rent payments.

Discontinued Operations. The operations of nine divested properties and one club currently held for sale are included in discontinued operations. Segment operating loss from these properties improved $0.4 million at total business and sports clubs from 2002 to 2003.

Other Operations and Services – Continuing Operations

Operating loss for our real estate operations improved to $1.3 million in 2003 from a loss of $5.4 million in 2002. The $4.1 million improvement is primarily due to cost cutting initiatives in the administrative and sales and marketing functions as well as other expenses of our real estate operations totaling $5.0 million.

We recognized additional employee benefit expenses of $5.9 million in 2003 to accrue for vacation earned by employees. This amount is in addition to the $1.7 million reserve established during the fourth quarter of 2002. We also recorded a charge of $1.2 million for severance related to downsizing, $1.7 million additional reserves related to health insurance and charges totaling $4.1 million related to three lawsuits to cover incurred litigation fees and settlement charges. See Note 13 in the Notes to Consolidated Financial Statements.

Year Ended December 31, 2002 Compared to Year Ended December 25, 2001

Consolidated Operations – Continuing Operations

Despite fourth quarter gains over the prior year when operations were significantly impacted by the September 11, 2001 terrorist attacks, operations declined in 2002 as a result of continued economic uncertainty. Operating revenues decreased from $943.4 million in 2001 to $936.5 million in 2002. This decrease was comprised of operating revenue decreases of $6.3 million in our country club and golf facilities and $5.9 million at our business and sports clubs, offset by increases of $3.7 million at our other operations and services and $1.6 million at our resorts. Included in these segment variances are divestitures of facilities that accounted for $21.8 million of the net revenue decrease mentioned above.

Loss on disposals and impairment of assets was $51.9 million in 2001 as compared to $30.9 million in 2002. In 2002, losses on the divestiture of six properties and the retirement and disposal of certain other assets resulted in net losses on disposals of $24.7 million. In 2001, losses on disposals were $26.0 million as a result of the disposal of equity investments in ETC, ClubLink, and Lifecast.com. In addition, the combined divestiture of 16 properties and the disposal of certain other assets during 2001 resulted in net losses on disposals of $25.9 million. Impairment losses of $6.2 million were recorded in 2002, respectively, to write-down the carrying value of certain properties.

Excluding the impact of disposals and impairment of assets, operating income decreased from $31.7 million in 2001 to $14.8 million in 2002. This decrease was due to the decline in revenues mentioned above and increased operating costs and expenses of $12.9 million, partially offset by decreased selling, general and administrative expenses of $3.7 million. Operating costs and expenses increased as a result of increases in golf operation expenses of $11.6 million and increased property taxes and insurance of $6.5 million, partially offset by decreased real estate expenses of $6.6 million. The decrease in selling, general and administrative expenses was primarily due to cost cutting initiatives undertaken in our corporate office and other administrative functions during 2002.

Loss from operations before income taxes and minority interest increased from $75.1 million in 2001 to $76.7 million in 2002. This increase was primarily due to the decrease in operating income mentioned above and higher interest expense of $4.7 million, partially offset by fewer losses on disposals and impairment of assets. The increase in interest expense was due to higher average levels of outstanding debt, partially offset by a decrease in variable interest rates throughout the year. In addition, loan fee amortization increased due to several amendments to our combined credit facility and additions to debt of approximately $55 million. See “Liquidity and Capital Resources.”

At the beginning of fiscal year 2002, we reclassified Daufuskie Island Club and Resort and its related properties, which were sold in June 2002, from our resorts segment to our country club and golf facilities segment due to the reduction in services offered at the property in anticipation of its divestiture.

Discontinued Operations

The operations of 36 divested properties and one property currently held for sale are included in discontinued operations. Operating revenues for these properties decreased from $65.5 million in 2001 to $55.0 million in 2002. Results of operations for 2002 and 2001 have been restated to properly reflect properties divested during 2003.

Segment and Other Information

Country Club and Golf Facilities

The following tables present certain summary financial and membership information for our country club and golf facilities segment for 2001 and 2002 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2001	2002 (1)	2001	2002 (1)
Number of facilities at end of period	92	92	103	99
Operating revenues	$402,566	$403,301	$457,706	$449,839
Recognition of membership fees and deposits	28,024	29,217	30,676	32,212

Total operating revenues	$430,590	$432,518	$488,382	$482,051
Operating costs and expenses	338,165	350,284	393,777	399,757
Depreciation and amortization	42,797	41,161	47,857	46,455

Segment operating income from continuing operations	$49,628	$41,073	$46,748	$35,839

Segment operating loss from discontinued operations	$411	$166	$(2,645)	$(1,352)

EBITDA	$93,599	$83,165	$98,108	$84,145

(1)	For purposes of comparison to 2001, 2002 numbers do not include operating results from Week 53. For week 53, total operating revenues from continuing operations were $7.4 million and $7.6 million for Same Store and Total, respectively. Week 53 EBITDA was $0.8 million for Same Store and Total.

Continuing Operations. Operating revenues increased $1.9 million from 2001 to 2002 for same store country club and golf facilities. This increase was primarily due to increased membership dues of $6.1 million, recognition of membership deposits and fees of $1.2 million, and food and beverage sales of $1.4 million, partially offset by decreased golf operations revenue of $5.4 million. We increased membership dues through price increases and the rollout of Signature Gold in the second fiscal quarter of 2001, which more than offset decreased membership levels at same store country club and golf facilities. Recognition of membership deposits and fees increased primarily as a result of increased amortization of membership deposits and fees. See “Critical Accounting Policies and Estimates – Membership Fees and Deposits.” Food and beverage sales increased over the fourth fiscal quarter of 2001 as a result of volume increases in addition to the expansion of food and beverage operations at certain facilities. Despite increased rounds at our facilities, golf operations revenues decreased due to a reduction in green fees at semi-private and public golf facilities as a result of price competition in the markets in which we operate.

Segment operating income decreased $8.5 million from 2001 to 2002 at same store country club and golf facilities due to lower profit margins in golf operations. These lower margins were caused by increases in revenues mentioned above offset by increased maintenance and other golf operations expenses of $5.4 million, rent expense of $2.6 million and food and beverage expense of $1.8 million. Pricing and marketing strategies identified early in the year were not executed in time to positively impact 2002 results. Operating expense increased due to a litigation accrual of $3.2 million relating to an arbitration decision at one of our country clubs in 2002 of which approximately $1.7 million was booked to rent expense with the remaining portion booked to other operating expenses. Food and beverage expense increased due to the completion of expansion projects at certain facilities which resulted in higher volume as mentioned above. Depreciation and amortization decreased due to reductions in capital spending and asset retirements at same store country club and golf facilities.

Discontinued Operations. The operations of 25 divested country club and golf facilities are included in discontinued operations. Segment operating loss from these properties improved $1.3 million for total country club and golf facilities from 2001 to 2002 due to the divestiture of non-strategic facilities.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for 2001 and 2002 (dollars in thousands, except facility and lodging data):

	Same Store Resorts		Total Resorts
	2001	2002 (3)	2001	2002 (3)
Number of facilities at end of period (1)	3	3	3	3
Operating revenues	$185,223	$189,140	$185,260	$189,370
Recognition of membership fees and deposits	8,077	5,586	8,272	5,700

Total operating revenues	$193,300	$194,726	$193,532	$195,070
Operating costs and expenses	155,890	159,886	153,197	157,103
Depreciation and amortization	14,996	16,288	15,326	16,748

Segment operating income from continuing operations	$22,414	$18,552	$25,009	$21,219

Segment operating income from discontinued operations	$—	$—	$682	$353

EBITDA	$37,410	$34,840	$41,112	$38,320

Lodging data (3 resorts) (1)
Room nights available (3)	433,524	432,068
Room nights sold	225,530	224,240
Paid occupancy rate	52.0%	51.9%
Average daily revenue per occupied room (2)	$735	$764
Average daily revenue per available room (2)	$382	$396

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. Other ancillary resort operations are included in summary financial data for total resorts.

(2)	Average daily revenue per occupied room and average daily revenue per available room are based on total operating revenues excluding membership dues, recognition of member initiation fees, and net managed rooms commissions.

(3)	For purposes of comparison to 2001, 2002 numbers do not include operating results from Week 53. For week 53, total operating revenues from continuing operations were $3.4 million for Same Store and Total. Week 53 EBITDA was $0.3 million and $0.4 million for Same Store and Total, respectively.

Continuing Operations. Operating revenues increased $1.4 million from 2001 to 2002 at same store resorts. This increase was primarily due to increased other amenities revenue of $3.4 million and food and beverage sales of $2.9 million. Partially offsetting these increases were decreases of $2.5 million in recognition of membership fees and deposits, and $0.9 million in golf operations revenue. Other amenities’ revenues were up as a result of the March 2002 opening of The Spa at Pinehurst, a 31,000 square foot spa facility. Food and beverage revenues increased due to higher occupancies at The Homestead and Pinehurst, which were able to increase rooms and average rates from 2001 despite continued economic weakness. Partially offsetting the increases at The Homestead and Pinehurst was a decrease in rooms sold at Barton Creek, which was deeply impacted by the recession and the effects of the technology downturn on the regional economy. Golf operations revenues are down as a result of lower rates received at Barton Creek and The Homestead, partially offset by higher rounds at Pinehurst.

Segment operating income decreased $3.9 million from 2001 to 2002 for same store resorts. This decrease was primarily due to increased operating costs and expenses of $4.0 million and increased depreciation and amortization of $1.3 million, offset by the increase in revenues mentioned above. Other recreation expenses increased $1.3 million primarily due to The Spa at Pinehurst and $1.0 million due to increased property tax assessments. Marketing expenses increased $1.1 million as a result of increased sales and promotional efforts aimed at drawing and retaining customers. Depreciation and amortization increased due to recent expansion projects completed at same store resorts.

Discontinued Operations. Discontinued operations are comprised of the management fees of one divested resort property. The management agreement was terminated in 2002.

Business and Sports Clubs

The following tables present certain summary financial and membership information for our business and sports clubs segment for 2001 and 2002 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2001	2002 (1)	2001	2002 (1)
Number of facilities at end of period	68	68	68	68
Operating revenues	$222,070	$216,961	$222,504	$216,961
Recognition of membership fees and deposits	4,198	3,825	4,204	3,825

Total operating revenues	$226,268	$220,786	$226,708	$220,786
Operating costs and expenses	197,776	198,475	198,292	198,497
Depreciation and amortization	12,078	11,930	12,101	11,930

Segment operating income (loss) from continuing operations	$16,414	$10,381	$16,315	$10,359

Segment operating loss from discontinued operations	$(113)	$(931)	$(888)	$(1,317)

EBITDA	$28,674	$21,859	$28,213	$21,733

(1)	For purposes of comparison to 2001, 2002 numbers do not include operating results from Week 53. For week 53, total operating revenues from continuing operations were $3.2 million for Same Store and Total. Week 53 EBITDA was a loss of $0.3 million for Same Store and Total.

Continuing Operations. Operating revenues decreased $5.5 million from 2001 to 2002 at same store business and sports clubs. This decrease was primarily due to lower membership dues of $3.0 million and a $2.5 million decrease in food and beverage sales. Membership dues declined due to net attrition in membership over the last two fiscal years, while food and beverage sales declined as a result of lower usage and decreased private parties. Club membership and usage have been adversely impacted by decreased corporate and consumer spending due to the effects of continued economic uncertainty.

Segment operating income decreased $6.0 million from 2001 to 2002 at same store business and sports clubs. In the interest of long-term benefits, we made certain discretionary expenditures in the short-term for items such as our business club transformation project, the rollout of Member Connect (see “Factors That May Affect Future Operating Results—Enrollment and Retention of Members”), and other promotional efforts aimed at drawing and retaining members. In addition, $0.5 million in severance charges were recorded as a result of cost-cutting and reorganization initiatives undertaken at our properties. We also experienced lower operating profit margins resulting from our inability to leverage fixed operating expenses and manage certain variable operating expenses in light of the decrease in our recurring revenue sources.

Discontinued Operations. The operations of nine divested properties and one club currently held for sale are included in discontinued operations. Segment operating loss from these properties increased $0.4 million at total business and sports clubs from 2001 to 2002 primarily as a result of the divestiture of underperforming properties.

Other Operations and Services – Continuing Operations

Operating loss for our real estate operations increased to $5.4 million in 2002 from $3.3 million for 2001. Operationally, we experienced decreased closings of units in our Owner’s Club program and decreased sales of land held for sale. Sales of Owners Club units were lower because of continued weakness in the nation’s economy and the fact that we previously sold the majority of our available interests at two locations. This increase was offset due to cost cutting initiatives in the administrative and sales and marketing functions of our real estate operations.

Liquidity and Capital Resources

Historically, we have financed our operations and cash needs primarily through cash flows from operations, borrowings under credit facilities, and to a lesser extent, proceeds from divestitures. The Company anticipates using cash flow from operations in 2004 principally to fund planned capital replacement expenditures, to repay debt and to build cash reserves. It is anticipated that beginning in 2005, the Company will also use its cash flow to grow and expand its business through a combination of improvements and expansions of existing facilities and acquisitions of additional properties. We believe that any unit growth in 2004 will be undertaken by entering into management contracts or lease agreements, while in 2005 and beyond, growth could take the form of both ownership and management opportunities, principally in the golf and resort segments.

Long-Term Debt Financing

On June 4, 2003, we completed a major refinancing of our outstanding bank debt. Through the simultaneous completion of three separate mortgage portfolio transactions with a combined notional amount of $617.6 million, we retired the remaining outstanding balance of our $650 million senior secured credit facility and a $30 million bridge note. These transactions have increased liquidity and working capital and have extended the majority of our debt maturities to 2010 through 2013. The prior bank debt was scheduled to mature principally in 2004 and 2007. As such, current maturities of long-term debt have decreased from $69.5 million at December 31, 2002 to $32.6 million at December 30, 2003. We also expect that the less restrictive covenants on our financial performance and capital spending under the new loans will provide us with increased flexibility in making strategic decisions and managing our business. We were able to take advantage of a historically low interest rate environment by locking in approximately 65% of the notes at fixed interest rates averaging approximately 6.75%. In addition, interest payments on approximately 72% of the floating portion of these notes are protected by interest rate cap agreements that limit our exposure to rises in interest rates over certain amounts. For further information on these agreements, see Item 7a – “Quantitative and Qualitative Disclosures about Market Risk.”

Pacific Life Insurance Corporation provided $500 million of the new financing through first mortgages on 21 properties owned by our wholly-owned subsidiaries. Maturities of these notes range from three to 10 years, with 25-year amortization periods. Approximately $373 million of these notes carry fixed interest rates ranging from 6.11% to 7.23%, while the remaining $127 million are based on 30 day LIBOR plus an incremental margin of 275 to 325 basis points. The floating portion of these loans have an interest rate floor of 4.25%. Textron Financial Corporation provided $56.6 million of the new financing through first mortgages on nine properties owned by our wholly-owned subsidiaries. These notes mature in five years with a 20-year amortization period. Approximately half of these notes carry a fixed interest rate of 5.90%, while the remaining portion carry floating interest rates based on US Prime plus an incremental margin of 100 basis points, with an interest rate floor of 6.00%. GMAC Commercial Mortgage Company provided $61 million of the new financing through first mortgages on nine properties owned by our wholly-owned subsidiaries. These notes mature in five years with a 25-year amortization period, and carry floating interest rates based on 30 day LIBOR plus an incremental margin of 375 basis points, with an interest rate floor of 5.75%.

We have utilized these funds primarily to repay all of our outstanding balance under our previous bank facility of approximately $569 million, provide cash collateral of approximately $22 million for letters of credit to secure future estimated claims for workers’ compensation and general liability insurance, and escrow $7 million for property taxes and certain capital expenditure requirements. In addition, we paid approximately $13 million in loan origination fees and other closing costs from loan proceeds.

In the reporting period ended September 9, 2003, we closed on three additional mortgage loans totaling $40 million of which $23 million was utilized to settle an existing loan and contingent purchase price.

Net cash provided from financing activities was $42.2 million in 2003 as compared to $10.7 million in 2002. The increase is a result of higher borrowings from the debt refinancing offset by repayments of the old credit facility and costs associated with loan origination and amendment fees as discussed above.

Equity

As a means of providing liquidity to the trustees of the Amended Plan to meet their fiduciary obligations, we have provided the trustees a limited put right (the Redemption Right) to cause us to redeem common stock, held in trust on behalf of the Amended Plan, at the most recent fair market value as necessary, in the event the trust does not have adequate resources, to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the Amended Plan. We do not expect that the Redemption Right will be exercised to a significant extent in 2004.

Other Sources of Capital

Over the last two fiscal years, we have disposed of several non-strategic assets, resulting in the divestiture of a combined 40 properties. These asset sales resulted in total consideration of $35.6 million in 2003. These proceeds were used to reduce debt or add to cash reserves. We do not plan on having significant divestitures of assets in 2004 or beyond, although occasional asset sales may occur.

Net cash flows provided from operations increased to $74.4 million in 2003 from $54.1 million for 2002 due primarily to the impact of cost cutting initiatives in 2002 as well as closer monitoring of operational expenses in 2003. We believe we have adequate capital resources to fund our operations and strategy for the immediate future.

Membership deposits represent non-interest bearing advance initiation deposits for the right to become a member and generally are not refundable until a fixed number of years (generally 30 years) after the date of acceptance as a member. Management does not consider maturities of membership deposits over the next five years to be significant and refunds of mature deposits have historically been low. Cash from deposits and fees was $47.0 million in 2003 and was used to fund our normal operations. Revenue recognition of these deposits is deferred and amortized as discussed in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” As a result of the state of the economy, we have increasingly allowed new members to defer a portion of the payment of fees and deposits as an incentive for them to join. Although this practice adversely affects the current amount of cash received for fees and deposits, it is subsequently offset through the receipt of recurring membership dues and other revenues received from these members.

Uses of Capital

Net cash used by investing activities was $28.8 million in 2003 as compared to $65.6 million in 2002. The decrease is mainly due to a decrease in capital expenditures and the development of new facilities.

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

Capital expansions are strategic expansions of existing and newly acquired facilities and resorts that we believe will provide opportunities to expand our membership base and room nights and positively affect long-term cash flows. Historically, capital expansions have been funded by operating cash flows and external debt. We expect to spend approximately $7 million in 2004 on capital expansions and improvements to existing properties. We do intend to focus on making capital replacements that we feel are necessary to maintain our facilities at the high level of quality expected by our members and guests. Total capital expenditures are expected to be approximately $60 million in 2004.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of December 30, 2003. The following tables summarize our total contractual obligations and other commercial commitments and their respective payment or commitment expiration dates by year as of December 30, 2003 (dollars in thousands):

Contractual Obligations

		Payments due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-Term Debt	$711,992	$24,757	$89,227	$244,284	$353,724
Capital Lease Obligations	12,082	7,626	4,193	263	—
Membership Deposits (1)	131,042	12,641	2,764	4,579	111,058
Other Long-Term Obligations (2)(3)	26,271	7,299	5,750	—	13,222
Operating Leases	168,404	18,596	32,951	27,262	89,595

Total Contractual Cash Obligations	$1,049,791	$70,919	$134,885	$276,388	$567,599

(1)	Represents the estimated fair value of membership deposits based on the discounted value of future maturities using our incremental borrowing rate. See Note 3 of the Notes to Consolidated Financial Statements included under Item 8. The present value of the membership deposit obligation is recorded as a liability in our Consolidated Balance Sheet and accretes over the nonrefundable term using the effective interest method. At December 30, 2003, the gross amount of non-defeased membership deposit obligations was $494.9 million.

(2)	Consists of insurance reserves for general liability and workers’ compensation of $14.5 million, of which $1.3 million is classified as current. The remainder of our other long term liabilities consist of deferred revenue and other non-cash items which do not affect our consolidated cash position. See Note 8 of the Notes to Consolidated Financial Statements.

(3)	In association with the hosting of the 2005 U.S. Open at Pinehurst, we are obligated to the United States Golf Association (the USGA) for royalty payments as consideration for the right to conduct the event and use certain of their trademarks. The base amount of this obligation is $11.75 million, to be paid out over a 15 month period beginning in May 2004 and ending one month after the June 2005 event. Under the agreement with the USGA, the final amount of our total payment will be adjusted for certain items related to gross revenue received by us in association with the event. However, the minimum total payment has a floor of $9.0 million.

Commercial Commitments

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Standby Letters of Credit (1)	$22,275	$22,275	$—	$—	$—
Standby Repurchase Obligations (2)(3)	38,190	—	—	—	38,190
Security Deposits (4)	4,500	4,500	—	—	—

Total Commercial Commitments	$64,965	$26,775	$—	$—	$38,190

(1)	Letters of Credit are primarily related to secure future estimated claims for workers’ compensation and general liability insurance. Our commitment amount for insurance-related letters of credit is gradually reduced as obligations under the policies are paid. See Note 2 on the Contractual Obligations table above regarding reserves for workers’ compensation and general liability insurance.

(2)	We have provided the trustees of the Amended Plan a limited put right to cause us to redeem our common stock at the most recent fair market value as necessary to meet certain requirements. Our Employee Stock Ownership Plan owns 4.4% of our outstanding common stock with a redemption value of $38.2 million as of December 30, 2003. The Redemption Right has never been exercised by the Amended Plan and we do not expect that it will be exercised to a significant extent in the immediate future. See Note 11 of the Notes to the Consolidated Financial Statements included under Item 8.

(3)	The Stockholders Agreement with The Cypress Group specifies that if certain events under our control (principally using our best efforts to consummate an initial public offering of our common stock) do not occur by December 1, 2004, we are, if requested, obligated to repurchase a portion of The Cypress Group’s outstanding shares. The amount to be repurchased, if any, is limited by our leverage ratio at that time.

(4)	We have a $1.0 million security deposit with a bank related to our accounts payable controlled disbursement account and a $3.5 million cash deposit with another bank securing our corporate purchase card operations.

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

We have a program at our clubs targeted at decreasing our future attrition rate by increasing member satisfaction and usage. This program, known as Member Connect, takes a proactive approach to getting newly enrolled members involved in activities and groups that go beyond the physical club, in addition to granting new members a small number of vouchers for meals and other items in order to increase their familiarity with their club’s amenities. We believe that by aiding the process of assimilating new members into their clubs’ membership we will ultimately be able to reduce our attrition rate and achieve net gains in the number of members. However, there can be no assurance that this initiative will be successful or that the incremental costs of implementing such a program will not exceed its benefits.

Competition in Our Industry

The level of competition in our businesses varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a material adverse effect on our operations. Additionally, over the last decade, construction of public golf courses has accelerated significantly and we expect that, in the short to medium term, the increase in supply of public golf courses will exceed the increase in demand for such facilities. Our results of operations also could be affected by a number of additional competitive factors, including the availability of, and demand for, alternate forms of recreation. See Item 1 – “Business – Operations – Competition.”

Impairment of Assets

The Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in 2001 which requires, among other things, that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended December 30, 2003, impairment losses of $3.0 million relating to certain of our assets were recorded. This impairment loss is reported as a component of operating income (loss) in our Consolidated Statement of Operations. If events or circumstances change in the future, additional impairment losses could be recorded.

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

Environmental Regulation

We have policies in place designed to keep our facilities in compliance with current federal, state and local environmental laws and laws relating to access for disabled persons. We are not subject to any recurring costs associated with managing hazardous materials or pollution. We do not believe that we will incur expenses for infrequent or non-recurring cleanup, based upon our due diligence inspection, employee training, standards of operations and on-site assessments performed and maintained for each facility. However, some of our resorts and golf courses contain or have contained underground storage tanks, or USTs, for storing fuel and other materials. All new USTs must be fitted with leak detection and spill prevention equipment, while older tanks must be retrofitted for such equipment. We have ten USTs that we are currently in the process of replacing with above ground contained storage systems or retrofitting with the new detection and spill prevention equipment. It is unlikely that any remediation will be required. We are permitted under various state laws to recover a portion of our costs of remediation through various state superfunds created to address environmental cleanups. We are not subject to any remediation mandates related to previously contaminated sites. See Item 1 — “Business—Operations—Government Regulation.”

Income Taxes

We file a consolidated federal income tax return. See Note 14 of the Notes to Consolidated Financial Statements. For the year ended December 30, 2003, we recorded a consolidated tax provision of $59.6 million comprised largely of a $65 million charge to increase the valuation allowance for our deferred tax asset related to net operating losses.

We operate in 29 states, and as a result, our operations are subject to taxation by many state and local taxing authorities. We generate substantial taxable income in various states including Ohio, North Carolina and Florida. As state and local taxing authorities raise tax rates and change tax codes to increase tax revenues, we have experienced increased exposure to state and local income taxes over the past few years.

From 1988 through 1996, we operated in the financial services industry through Franklin Federal Bancorp (Franklin), a Federal Savings Bank. Since the 1988 acquisition of Franklin, we have reduced or eliminated our current federal tax liability (to 2% of alternative minimum taxable income) by using net operating loss carryforwards (NOLs) that resulted from Franklin’s operations. We have estimated net operating loss carryforwards at the end of 2003 of $700 million and $295 million for regular and alternative minimum taxes, respectively. These net regular and alternative minimum tax operating losses expire from 2004 to 2023 and 2004 to 2023, respectively. These estimates are based upon certain assumptions concerning our 2003 operations from an alternative minimum tax perspective and may be revised at the time we prepare our federal income tax return.

We have substantial regular net operating loss carryforwards available. Based on our historical pretax earnings, adjusted for significant nonrecurring items such as losses on disposals and impairment of assets, we believe it is more likely than not we will realize the benefit of the deferred tax assets, net of the valuation allowance, existing at December 30, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” The assumptions used to estimate the recoverability of the deferred tax assets are objective in nature. We will receive benefits in the form of tax credits in the future to the extent of alternative minimum taxes paid.

Joint Ventures and Collaborative Agreements

We partially own 15 properties in partnership with other entities and may in the future enter into further joint venture or other collaborative arrangements related to additional properties. Our investments in these joint ventures may, under certain circumstances, involve risks not otherwise present in our business, including the risk that our partner may become bankrupt, the impact on our ability to sell or dispose of our property as a result of buy/sell rights that may be imposed by the joint venture agreement, and the risk that our partner may have economic or other interests or goals that are inconsistent with our interests and goals and that they may be in a position to veto actions which may be in our best interests.

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

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The main provisions of this statement address the recognition of liabilities associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement had no impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Adoption of this interpretation had no impact on our consolidated financial statements.

In January 2003, the FASB issued and then revised in December 2003, FASB Interpretation No. 46, (FIN 46R) “Consolidation of Variable Interest Entities”, which changes the criteria by which one company includes another entity in its consolidated financial statements. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns of both. The effective date for applying the provisions of FIN 46R have been deferred for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. FIN 46R gives entities until the first interim or annual period beginning after December 15, 2003 to implement. This statement will cause us to consolidate, during the first quarter of 2004, a joint venture that will add net assets of approximately $1.3 million, including debt of $13.7 million to our Consolidated Balance Sheet. This investment is carried as an equity investment as December 30, 2003 (See Note 2 of the Notes to Consolidated Financial Statements). We do not believe any of our other joint ventures will be affected by this statement.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. We have not chosen to adopt the fair value measurement provisions of SFAS 123; however, we are in compliance with the disclosure requirements as of December 30, 2003 as shown in Notes 1 and 11 of the Notes to consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. Adoption of this statement had no impact to our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Adoption of this statement had no impact to our Consolidated Financial Statements.

In December 2003, the FASB issued SFAS No. 132R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement improves financial statement disclosures for defined benefit plans. We have not adopted these expanded disclosures as our pension plan is not a material component of our overall consolidated financial statements (See Note 11 of the Notes to Consolidated Financial Statements).

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes and foreign currency fluctuations. Prior to our refinancing transactions on June 4, 2003, our interest rate exposure was principally attributable to our combined $650.0 million senior credit facility and our $30.0 million bridge note, on which interest was typically determined using a LIBOR-based pricing matrix as defined in the agreements. Interest rate exposure under this credit facility was managed using interest rate swaps which were highly effective. These swaps expired in our third fiscal quarter of 2003 and are no longer needed for our debt. We do not enter into derivative or interest rate transactions for speculative or trading purposes.

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

Variable interest rates on our newly refinanced mortgage debt are based on the 30 day LIBOR rate plus an incremental margin (between 275 and 375 basis points) and the US Prime rate plus an incremental margin of 100 basis points. During 2003, the variable US Prime rate related to these facilities was approximately 4.00%. At March 29, 2004, the 30 Day LIBOR and US Prime rates were approximately 1.09% and 4.00%, respectively. However, interest rate floors in place on these loans (4.25% and 5.75% for certain LIBOR-based loans and 5.00% for Prime-based loans, including applicable incremental margins) resulted in actual rates above these market rates throughout fiscal year 2003. Interest payments on approximately 72% of the floating portion of these notes are protected by interest rate cap agreements that limit our exposure to rises in interest rates over certain amounts.

The table below presents the principal amounts, weighted average interest rates as of December 30, 2003 and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt (dollars in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed rate debt	$15,517	$11,985	$12,139	$9,564	$33,816	$353,724	$436,745	$445,451
Weighted average interest rate at December 30, 2003							6.77%
Variable rate debt (primarily LIBOR)	$16,866	$6,958	$62,338	$37,142	$164,025	$—	$287,329	$271,017
Weighted average interest rate at December 30, 2003							5.01%

Totals	$32,383	$18,943	$74,477	$46,706	$197,841	$353,724	$724,074	$716,468

The table below presents the notional amounts, fixed legs, floating legs, maturity dates, and mark-to-market values of our interest rate cap agreements outstanding as of December 30, 2003 (dollars in thousands):

Notional Amount	$127,015	$28,198
Fixed leg	6.32%	10.00%
Floating leg	30 day LIBOR	US Prime
Maturity date	7/1/2006	7/1/2006

Mark-to Market Value at December 30, 2003	$246	$39

Because the tables incorporate only those exposures that existed as of December 30, 2003, they do not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the tables above, the information presented herein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time and interest rates. During the year ended December 30, 2003, we recognized interest expense of $0.1 million to record the change in fair value of the interest rate caps.

Our objective in managing the exposure to foreign currency fluctuations is to reduce operating income and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on our core businesses. We have historically managed this risk through the limited amount of our investments in these foreign economies.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and executive officers as of March 29, 2004:

Name	Age	Position
Robert H. Dedman, Jr. (1) (2) (3)	46	Chairman of the Board and Chief Executive Officer
John A. Beckert (1) (2) (3)	50	President, Chief Operating Officer and Director
Nancy M. Dedman	76	Director
Patricia Dedman Dietz	48	Director
James L. Singleton (2) (3)	48	Director
Bahram Shirazi (2) (3)	40	Director
Jeffrey P. Mayer (1)	47	Chief Financial Officer
Thomas T. Henslee	44	Executive Vice President, Secretary and General Counsel
Richard N. Beckert	47	Executive Vice President, Resorts
Frank C. Gore	54	Executive Vice President, ClubCorp USA, Inc.
Douglas T. Howe	46	Executive Vice President, ClubCorp USA, Inc.
Murray S. Siegel	58	Executive Vice President
Mark W. Dietz	50	Executive Vice President

(1)	Member of the Investment Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

Our board of directors is currently comprised of the Chairman of the Board and five other directors. One of our current directors and the Chairman were initially elected as directors in May 1999 and each such person was a director of our predecessor corporation. In connection with the Stockholders Agreement, dated October 26, 1999 between The Cypress Group and certain stockholders affiliated with the Dedman family (the Dedman Stockholders), three additional non-employee director positions were added to the Board. Two representatives of The Cypress Group, James L. Singleton and Bahram Shirazi, were initially elected to these positions in October 1999 and were re-elected in May 2003. The Cypress Group has a right to designate two directors as long as it owns 50% or more of the common stock it purchased from the Dedman Stockholders, pursuant to a Stock Purchase Agreement, dated October 26, 1999, executed in connection with the Stockholders Agreement, and at least one director as long as it owns at least 25% of such common stock. The Dedman Stockholders retain the right to appoint one additional non-employee director, as specified in the Stockholders Agreement. All employee directors, the Chairman of the Board and Nancy Dedman hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by the Board and serve until their successors are duly elected and qualified.

Committees of the Board of Directors

Investment: Our Investment Committee consists of three executive officers and has been delegated the authority by our Board for a variety of matters, including the authority to approve certain acquisitions, dispositions, and expansion and development projects. Where our Board desires to delegate certain authority to the Investment Committee and applicable law prevents the delegation of such authority to a committee that includes persons in addition to directors, the authority is exclusively delegated to the directors who are members of the Investment Committee.

Audit: Our Audit Committee consists of four directors, two of which are non-employees. We are not required to designate a financial expert on our audit committee according to the definition in Regulation S-K, Item 401(h). However, the Board has reviewed the qualifications of the members of the Audit Committee and believes that our Audit Committee members possess the necessary financial background and experience required to effectively perform all of their required duties.

Compensation: Our Compensation Committee consists of two employee directors and two non-employee directors

Under the terms of the Stockholders Agreement, as long as The Cypress Group is entitled to designate one director to our Board, each committee of the Board must include at least one representative of The Cypress Group.

Directors

Robert H. Dedman, Jr., age 46, joined us in 1980 and served as Director of Corporate Planning from 1980 until 1984. From 1984 until 1987, Mr. Dedman was an associate at Salomon Brothers Inc., specializing in mergers and acquisitions. Mr. Dedman returned to us in 1987 as Chief Financial Officer. Since 1989, Mr. Dedman has served as a director of ClubCorp and in August 2002 became our Chairman of the Board. Mr. Dedman served as our Chief Operating Officer from 1989 through 1997 and as our President from 1989 through August 2002. In 1998, Mr. Dedman became our Chief Executive Officer. Mr. Dedman is a director of Home Interiors and Gifts, Inc.

John A. Beckert, age 50, joined us in August 2002 as President and Chief Operating Officer. Mr. Beckert, who has 22 years of experience in the hospitality industry, has also joined our board of directors. From 2000 to 2002, Mr. Beckert was a partner in Seneca Advisors LLP, a consulting and private investment firm. Prior to 2000, Mr. Beckert served 19 years at Bristol Hotels and Resorts, most recently as President and Chief Operating Officer.

Nancy M. Dedman, age 76, was appointed to our board of directors in August 2002. Mrs. Dedman previously served as a director of our predecessor, ClubCorp International, Inc., from its inception until 1998.

Patricia Dedman Dietz, age 48, has been one of our directors since 1982. Mrs. Dietz spent 15 years in private practice as a psychologist.

James L. Singleton, age 48, was initially elected as one of our directors in 1999 and has been President of The Cypress Group, a private merchant banking firm, since early 2002. Prior to 2002, he was a Vice-Chairman of the Cypress Group since its formation in 1994. Prior to joining The Cypress Group, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. He is also a director of Danka Business Systems PLC and WESCO International, Inc.

Bahram Shirazi, age 40, was initially elected as one of our directors in 1999, and has been a Managing Director of The Cypress Group, a private merchant banking firm, since 1998. Prior to 1998, he was a Principal at The Cypress Group since its formation in 1994. Prior to joining the Cypress Group, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc.

Executive Officers

Jeffrey P. Mayer, age 47, joined us in 2000 as Chief Financial Officer. Previously, Mr. Mayer served in various senior management positions with Bristol Hotels and Resorts from 1996 to 2000, most recently as Executive Vice President and Chief Financial Officer. Prior to that time, Mr. Mayer served as Senior Vice President, Corporate Controller and Chief Accounting Officer of Host Marriott Corporation (formerly Marriott Corporation).

Thomas T. Henslee, age 44, has been our General Counsel, Executive Vice President and Secretary since 2003. Mr. Henslee has represented us since 1989, most recently as a Partner with the firm Henslee and Cassidy LLP.Which has represented our subsidiaries in daily operational matters since 1996.

Richard N. Beckert, age 47, was promoted to Executive Vice President, Resorts in 2003. Mr. Beckert joined ClubCorp in 2002 as senior vice president of human resources. Previously, Mr. Beckert served as CEO of Malibu Entertainment Worldwide and the Chief Administrative Officer for Bristol Hotels & Resorts.

Frank C. Gore, age 54, joined us in 1978 and since that time has held various positions and offices with us. Mr. Gore was promoted to Executive Vice President of ClubCorp USA, Inc. in 1987.

Douglas T. Howe, age 46, joined us in 1975 and has served in various positions and offices related to our operations and business development in that time. Mr. Howe was promoted to Executive Vice President of ClubCorp USA, Inc. in 1995. Mr. Howe is a director of the National Club Association.

Murray S. Siegel, age 58, joined us in 1978 and since that time has held various positions and offices with us. Mr. Siegel was promoted to Executive Vice President, Strategic Operations in 1999.

Mark W. Dietz, age 50, has been an Executive Vice President since 1995. Mr. Dietz served as one of our directors from 1986 to 1998.

Robert H. Dedman, Jr. and Patricia Dedman Dietz are siblings and are the children of Nancy M. Dedman. Mark Dietz is the spouse of Patricia Dedman Dietz. John Beckert and Richard Beckert are siblings.

Code of Ethical Conduct for Financial Managers

We have adopted a code of ethics for financial professionals, or code, as required by the SEC, under Section 406 of the Sarbanes-Oxley Act of 2002. The code sets forth written standards that are designed to deter wrongdoing and to promote honest and ethical conduct by the Company’s senior financial officers, including its chief executive officer, and is a supplement to our Code of Conduct and the other policies and procedures that govern the conduct of our employees. In addition to applying to our chief executive officer,chief operating officer and chief financial officer, this Code applies to all of the other persons employed by us who have significant responsibility for preparing or overseeing the preparation of the Company’s financial statements and the other financial data included in our periodic reports to the SEC and in other public communications made by us that are designated from time to time by the chief financial officer as senior financial professionals.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our chief executive officer and our four other most highly compensated executive officers (collectively, the “Named Executive Officers”) during the years ended December 25, 2001, December 31, 2002, and December 30, 2003:

Summary Compensation Table

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1) (3)		Securities Underlying Options (2)	All Other Compensation (4)
Robert H. Dedman, Jr. Chairman of the Board and Chief Executive Officer	2003 2002 2001	$500,000 557,024 557,024	$235,000 222,068 193,804	$	— — —	— 78,000 78,000	$1,285 1,172 1,072
John A. Beckert President, Chief Operating Officer and Director (5)	2003 2002 2001	500,000 165,385 —	281,250 124,988 —		— — —	925,000 — —	962 2,200 —
Jeffrey P. Mayer Chief Financial Officer	2003 2002 2001	343,539 338,000 338,000	226,433 96,200 104,000		— — —	286,500 46,500 —	— — 694
Richard N. Beckert Executive Vice President, Resorts (6)	2003 2002 2001	286,538 19,231 —	230,541 — —		— — —	250,000 — —	554 — —
Frank C. Gore Executive Vice President, ClubCorp USA, Inc.	2003 2002 2001	262,000 234,000 234,000	191,592 107,817 59,876		— — —	208,100 36,000 —	— 705 922

(1)	There was no other annual compensation, perquisites and other personal benefits, securities or property greater than either $50,000 or 10% of the total annual salary and bonus or other annual compensation reported for each Named Executive Officer in 2001, 2002 or 2003.

(2)	Reflects options to acquire our common stock granted pursuant to the ClubCorp Omnibus Stock Plan (the Omnibus Stock Plan).

(3)	There were no restricted stock awards for 2001, 2002 or 2003 and there were no unvested restricted stock awards as of December 30, 2003.

(4)	Represents Basic Matching Contributions made by us on the individual’s behalf pursuant to the Amended Plan.

(5)	John Beckert joined us in August 2002 as President and Chief Operating Officer. As such, he did not earn any compensation from us in 2001 or prior to August 2002.

(6)	Richard Beckert joined us in November 2002 as Senior Vice President of Human Resources. As such, he did not earn any compensation from us prior to his hiring in 2002.

Option Grants in Last Fiscal Year Table

The following table summarizes for each Named Executive Officer, each grant of stock options during the fiscal year ended December 30, 2003:

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year (1)	Exercise Price	Expiration Date	Grant Date Fair Value (2)
Robert H. Dedman, Jr.	—	0%	$—	—	$—
John A. Beckert	825,000	17.58	8.60	1/1/13	4,094,805
	100,000	2.13	8.60	3/12/13	488,340
Jeffrey P. Mayer	225,000	4.79	9.30	9/19/10	1,212,953
	61,500	1.31	9.30	10/30/13	335,692
Richard N. Beckert	250,000	5.33	8.60	4/1/13	1,233,875
Frank C. Gore	208,100	4.43	9.30	9/19/10	1,121,846

(1)	The Omnibus Stock Plan was adopted in February 1998. The Omnibus Stock Plan provides for granting to key employees options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting is determined at the time of grant and is generally 18 months to five years. During the year ended December 30, 2003, we allowed employees with options in the company granted before January 1, 2002, to forfeit those options and be issued the same number of options six months and several days later at then current stock price. On September 19, 2003, 3,153,086 options were granted related to this transaction. A total of 4,693,586 options were granted in 2003 of which 3,153,086 shares had a 18- month cliff vesting and a seven year expiration date while all other had a five year pro rata vesting and a ten year expiration date. None of these options are currently exercisable.

(2)	Fair value was calculated using the Black-Scholes option pricing model. Use of this model should not be viewed in any way as a forecast of the future performance of our common stock, which will be determined by future events and unknown factors. The estimated values under the Black-Scholes model are based upon the following assumptions as to variables: risk free rate of return (varies depending on grant date), stock price volatility (40%), dividend yield (0) and term (10 years, except for options granted on 9/19/03 which had a seven year term).

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table summarizes for each Named Executive Officer, each exercise of stock options during the fiscal year ended December 30, 2003 and the fiscal year-end value of unexercised options:

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values (4)

			Number of Shares Of Common Stock Underlying Exercised Options at Year-End (1) (2)		Value of Unexercised In-the-Money Options At Year-End (3)
Name	Shares Acquired On Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert H. Dedman, Jr.	—	$—	661,600	232,400	$—	$—
John A. Beckert	—	—	—	925,000	—	647,500
Jeffrey P. Mayer	—	—	9,300	323,700	—	—
Richard N. Beckert	—	—	—	250,000	—	175,000
Frank C. Gore	—	—	7,200	236,900	—	—

(1)	The ClubCorp Inc. Executive Stock Option Plan (the Executive Option Plan) was adopted in August 1995 and was amended and restated effective January 2001. The Executive Option Plan provides for granting options to purchase shares of common stock to key employees at a price not less than the fair market value at the date of grant. The options vest evenly over a 10 year period from the date the option is granted, if the employee maintains a certain performance level as defined in the Executive Option Plan. Each of the Named Executive Officers met the required performance level defined in the Executive Option Plan for 2001, 2002, and 2003. Thus, approximately 80% of the shares granted are vested and exercisable, dependent upon the year of grant.

(2)	The Omnibus Stock Plan was effective February 1998 and was amended and restated effective January 2001. The Omnibus Stock Plan provides for granting to key employees options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting is determined at the time of grant and is generally three to five years with a ten year expiration date with one exception. During the year ended December 30, 2003, we allowed employees with options in the company granted before January 1, 2002, to forfeit those options and be issued the same number of options six months and several days later at then current stock price. On September 19, 2003, 3,153,086 options were granted related to this transaction. These options have an 18-month cliff vesting with a seven year expiration date.

(3)	Based upon the most recent appraised value of $9.30 per share.

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

With the exception of John A. Beckert, our President and Chief Operating Officer, we do not have any employment agreements with our named executive officers or employees. See Exhibit 10.27 and Exhibit 10.28 incorporated to our Annual Report on Form 10-K for the fiscal year ended December 30, 2003 for details of Mr. Beckert’s agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 30, 2003:

Equity Compensation Plan Information

	(a)	(b)	(c)	(d)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	Total of Securities Reflected in Columns (a) and (c)
Equity Compensation Plans Approved by Shareholders (1) (2)	7,014,879	$10.25	1,421,982	8,436,861
Equity Compensation Plans Not Approved by Shareholders	—	—	—	—

Total	7,014,879	$10.25	1,421,982	8,436,861

(1)	Includes outstanding options under the Executive Stock Option Plan, which was adopted by our Board in August 1995 and was amended and restated effective January 2001. We do not intend to issue new grants under this plan.

(2)	Includes outstanding options under the Omnibus Stock Plan, which was adopted by our Board in February 1998 and was amended and restated effective January 2001. We have reserved an additional 1.4 million shares of our common stock for granting awards under this plan in addition to those already granted.

(3)	Based upon the weighted-average fair market value as determined by the most recent appraisal value available at the respective grant dates.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of our common stock, as of March 29, 2004, by (i) each Named Executive Officer, (ii) each person or group known by us to be the beneficial owner of more than 5.0% of the outstanding common stock, (iii) each of our directors and (iv) all of our directors and executive officers as a group:

	Shares of Common Stock Beneficially Owned
Name	Number	Percentage
Nancy M. Dedman (1) (3)	40,269,739	43.0
Robert H. Dedman, Jr. (1) (4)	32,400,914	34.3
The Cypress Group (2) (5)	15,075,000	15.9
Patricia Dedman Dietz (1) (6)	12,986,057	13.9
Mark W. Dietz (1) (7)	12,986,057	13.9
John A. Beckert (1)	185,000	*
Richard N. Beckert (1)	50,000	*
Jeffrey P. Mayer (1) (8)	28,600	*
Frank C. Gore (1) (8)	24,225	*
James L. Singleton (2)	—	*
Bahram Shirazi (2)	—	*
All directors and executive officers as a group (13 persons) (9)	82,328,810	86.0

*	less than 1.0%

(1)	Such person’s address is 3030 LBJ Freeway, Suite 700, Dallas, Texas 75234.

(2)	Such entity’s or person’s address is 65 East 55th Street, New York, New York 10022.

(3)	Includes 17,473,601 shares owned by the estate of Robert H. Dedman, Sr., of which 44,416 shares are pledged to a not-for-profit institution, and 1,264,761 shares owned by trusts for which Robert H. Dedman, Jr. and Nancy M. Dedman are trustees and share voting power. Pending administration and distribution of Mr. Dedman, Sr.’s estate, Robert H. Dedman, Jr. and Nancy M. Dedman, as the executors of the estate, may be deemed to have shared voting power with respect to the shares beneficially owned by the estate. Additionally, 44,415 shares of Mrs. Dedman’s personal shares are pledged to a not-for-profit institution.

(4)	Includes 12,168,507 shares owned by trusts for the benefit of Robert H. Dedman, Jr., 14,809 shares owned by Robert H. Dedman, Jr.’s wife, Rachael Dedman, 13,413 shares owned by trusts for the benefit of Robert H. Dedman, Jr.’s minor children, Catherine Dedman and Nancy Dedman, for which Mr. Dedman, Jr. is a trustee and shares voting and investment power, and 754,400 shares of common stock issuable upon exercise of options that may be exercised within 60 days of this report. Excludes 12,262,807 shares owned by trusts for the benefit of Patricia Dedman Dietz and 78,971 shares owned by trusts for the benefit of the Dietz’s minor children, Christina Dietz, Jonathan Dietz, and Jeffrey Dietz, for which Robert H. Dedman, Jr. serves as a trustee and shares voting and investment power.

(5)	Includes 11,880,303, 1,485,557, 114,646, 505,051, and 76,943 shares owned by Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners II L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd., respectively. Includes 855,563, 107,325, 8,100, 36,450, and 5,062 shares of common stock issuable upon exercise of stock warrants that may be exercised within 60 days of this report to Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners II L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd., respectively.

(6)	Includes 17,698 shares and 2,000 shares of common stock issuable upon exercise of options that may be exercised within 60 days of this report owned by Patricia Dedman Dietz’s husband, Mark W. Dietz, 12,262,807 shares owned by trusts for Mrs. Dietz’s benefit, 78,971 shares owned by trusts for the benefit of the Dietz’s minor children, Christina Dietz, Jonathan Dietz, and Jeffrey Dietz, for which Mrs. Dietz is a trustee and shares voting and investment power. Excludes 12,168,507 shares owned by trusts for the benefit of Robert H. Dedman, Jr., for which Mrs. Dietz is a trustee and shares voting and investment power.

(7)	Includes 624,581 shares owned by Mark W. Dietz’s wife, Patricia Dedman Dietz, 12,262,807 shares owned by trusts for the benefit of Mrs. Dietz, 78,971 shares owned by trusts for the benefit of the Dietz’s minor children, Christina Dietz, Jonathan Dietz, and Jeffrey Dietz, for which Mrs. Dietz is a trustee and shares voting and investment power and 2,000 shares of common stock issuable upon exercise of options that may be exercised within 60 days of this report.

(8)	Includes 14,400 shares of common stock issuable upon exercise of options that may be exercised within 60 days of this report.

(9)	Includes 2,063,000 shares of common stock issuable upon exercise of options that may be exercised within 60 days of this report for our executive officers and directors.

The estate of Robert H. Dedman, Sr. and his family currently own approximately 72% of our common stock. The holders of a majority of the common stock can elect all of our directors and approve or disapprove certain fundamental corporate transactions, including a merger or sale of all of our assets, subject to the terms of the Stockholders Agreement. The transfer of a substantial portion of the common stock owned by Nancy M. Dedman, or by her children could result in a change in our control and could affect our management or future direction.

Item 13.	Certain Relationships and Related Transactions

In an agreement effective September 4, 2001, we sold the stock of a wholly owned subsidiary, The Owners Club at Telluride, Inc., which owned a majority interest in Telluride Club Mountain Village, LLC, (collectively referred to as Telluride), for nominal consideration to Telluride Holdings 2001 LLC, a limited liability company which is owned in approximate one-third interests by Jeffrey P. Mayer, our Chief Financial Officer, James M. Hinckley, our previous Chief Operating Officer, and Rudy Anderson, Senior Vice President of ClubCorp USA, Inc. The sale resulted in the transfer of ownership of Telluride, with assets of $23.7 million and liabilities of $22.2 million, and a net loss on divestiture of assets of approximately $3.8 million and it was anticipated that the ownership would subsequently be transferred to another third party. The effect of this transaction was to dispose of an underperforming property and to remove the non-recourse liability owed by Telluride to a third-party lender from our Consolidated Balance Sheet. When combined with other key asset sales completed in the third quarter of fiscal year 2001, this allowed us to meet the leverage ratio required by our senior credit facility, thus allowing us to comply with applicable debt covenants for the fiscal quarter ended September 4, 2001. Telluride was put under receivership in May of 2002 and was subsequently foreclosed on October 15, 2002, thereby transferring the assets of Telluride from Messrs. Mayer, Hinckley and Anderson to the lender.

Robert H. Dedman, Sr. passed away on August 20, 2002. At the time of his death, Mr. Dedman owned 43,113,993 shares of common stock (or approximately 46.0% of our outstanding common stock at that time) as community property with Mrs. Dedman. Pursuant to Texas law, Robert H. Dedman, Jr. and Mrs. Dedman were qualified as executors of Mr. Dedman’s estate upon issuance of Letters Testamentary. Pending administration and distribution of Mr. Dedman’s estate, Robert H. Dedman. Jr. and Mrs. Dedman, as the executors of Mr. Dedman’s estate, may be deemed to have shared voting power with respect to the shares beneficially owned by Mr. Dedman’s estate. Mrs. Dedman has sole voting and investment power over the shares of our common stock that comprise her community property interest in the shares owned by Mr. Dedman at his death. In his Last Will and Testament, Mr. Dedman gifted the remaining common stock (or approximately 22% of our common stock) to Nancy M. Dedman Trust and approximately 1% of our common stock to various other beneficiaries. Mrs. Dedman and Robert H. Dedman, Jr. will be trustees under the trust and will have shared voting power over the common stock held in the trust. At December 30, 2003, 17,473,601 shares remained in the Robert H. Dedman, Sr. estate trust of which 44,416 have been pledged to an education institution.

Item 14.	Principal Accountant Fees and Services

The table below sets forth the aggregate fees billed by KPMG for audit, audit-related and tax services provided to the Company in each of the last two fiscal years.

	Fiscal 2002	Fiscal 2003
Audit fees	$521,353	$525,000
Audit-related Fees (1)	122,223	33,000
Tax fees	—	—
All other fees	—	—

Total fees	$643,576	$558,000

(1)	Audit related fees consist principally of fees for audits of financial statements of certain employee benefit plans.

The Audit Committee pre-approves all services performed by our independent auditor.

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following audited Consolidated Financial Statements of ClubCorp and our subsidiaries as of December 31, 2002 and December 30, 2003, and for the years ended December 25, 2001, December 31, 2002, and December 30, 2003 are included in this Annual Report on Form 10-K, beginning on Page F-1:

Independent Auditors’ Report

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)	All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the Notes thereto.

(a)(3)	Exhibits 10.1, 10.3 and 10.4, 10.8 through 10.18, are compensatory plans. See Index to Exhibits on page 40

(b)	Reports on Form 8-K

None.

(c)	Exhibits

See Index to Exhibits on page 40.

(d)	Financial Statement Schedules

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

CLUBCORP, INC.

By:	/s/ ROBERT H. DEDMAN, JR.

Robert H. Dedman, Jr.
Chairman of the Board and Chief Executive Officer

By:	/s/ JEFFREY P. MAYER

Jeffrey P. Mayer
Chief Financial Officer

By:	/s/ ANGELA A. STEPHENS

Angela A. Stephens
Senior Vice President and Chief Accounting Officer

Date: March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

* Robert H. Dedman, Jr.	Chairman of the Board and Chief Executive Officer	March 29, 2004

* John A. Beckert	President, Chief Operating Officer, and Director	March 29, 2004

* Nancy M. Dedman	Director	March 29, 2004

* Patricia Dedman Dietz	Director	March 29, 2004

* James L. Singleton	Director	March 29, 2004

* Bahram Shirazi	Director	March 29, 2004

By:	/s/ ANGELA A. STEPHENS

Angela A. Stephens Attorney-in-Fact

*	Power of Attorney authorizing Angela A. Stephens to sign this annual report on Form 10-K on behalf of the directors and certain officers of the Company is filed with the Securities and Exchange Commission. See the Power of Attorney on the Index to Exhibits, exhibit 24.1.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1*	Articles of Incorporation, as amended, of ClubCorp, Inc.

3.2*	Bylaws, as amended, of Club Corporation International

4.1*	Specimen Certificate evidencing Common Stock of Club Corporation International

4.2~~	Certificate of Incorporation of ClubCorp, Inc.

4.3**	Bylaws of ClubCorp, Inc.

10.1~	ClubCorp Employee Stock Ownership Plan

10.2*	Form of Stockholder Agreement for Club Corporation International

10.3~	ClubCorp Employee Stock Ownership Trust

10.4~	First Amendment to the ClubCorp Employee Stock Ownership Plan and ClubCorp Employee Stock Ownership Trust

10.5##	Stock Purchase Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October 26, 1999

10.6##	Stockholders Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October 26, 1999

10.7##	Form of Warrant to Purchase Common Stock of ClubCorp, Inc.

10.8@@	Second Amendment to ClubCorp, Inc. Employee Stock Ownership Plan

10.9@@	Third Amendment to ClubCorp, Inc. Employee Stock Ownership Plan

10.10@@	Fourth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan

10.11@@	Fifth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan

10.12@@	Sixth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan

10.13%	Restated ClubCorp, Inc. Executive Stock Option Plan

10.14%	Restated ClubCorp, Inc. Omnibus Stock Plan

10.15 a	Second Amendment to ClubCorp Employee Stock Ownership Trust

10.16+	Seventh Amendment to ClubCorp, Inc. Employee Stock Ownership Plan

10.17+	Third Amendment to ClubCorp Employee Stock Ownership Trust

10.18+	2002 ClubCorp Comprehensive Compensation Plan

10.19++	Loan Agreement dated June 2, 2003 between Timarron Golf Club, Inc., Crow Canyon Management Corp., Northwood Management Corp. and Treesdale Country Club, Inc. and GMAC Commercial Mortgage Corporation

10.20++	Loan Agreement dated June 2, 2003 between Diamond Run Club, Inc., Greenbrier Country Club, Inc., Shadow Ridge Golf Club, Inc., Bay Oaks Country Club, Inc. and Woodside Plantation Country Club, Inc. and GMAC Commercial Mortgage Corporation

10.21++	Loan Agreement by and between Pacific Life Insurance Company and The Country Club Loan Parties Named Herein dated as of June 2, 2003

10.22++	Loan Agreement by and between Pacific Life Insurance Company and The Resort Loan Parties Named herein dated as of June 2, 2003

10.23++	Loan Agreement dated June 4, 2003 between Textron Financial Corporation, ClubCorp, Inc., and each of the undersigned affiliates of ClubCorp

10.24++	Form of Promissory Note between Knollwood Country Club, Inc. and Textron Financial Corporation dated June 4, 2003

10.25+++	Second Amendment to the ClubCorp, Inc. Omnibus Stock Plan

10.26+++	First Amendment to the ClubCorp, Inc. Executive Stock Option Plan

14	Code of Ethical Conduct for Financial Managers

21.1	Subsidiaries of ClubCorp, Inc.

23.1	Consent of KPMG LLP

23.2	Consent of Houlihan Lokey Howard and Zukin Financial Advisors, Inc.

24.1	Power of Attorney

31.1	Certification by Robert H. Dedman, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Robert H. Dedman, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-83496)

**	Incorporated by reference to our Post-Effective Amendment No. 1 to Form S-8 (Registration Nos. 33-89818, 33-96568, 333-08041, 333-57107 and 333-52612)

~	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 29, 1998

~~	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended March 23, 1999

~~~	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended September 7, 1999

##	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 28, 1999

@@	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 26, 2000

%	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended September 4, 2001

a	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended March 19, 2002

+	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002

++	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended June 17, 2003

+++	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended September 9, 2003

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClubCorp, Inc. and subsidiaries as of December 31, 2002 and December 30, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

KPMG LLP

Dallas, Texas

March 29, 2004

ClubCorp, Inc.

Consolidated Balance Sheet

December 31, 2002 and December 30, 2003

(Dollars in thousands)

	2002	2003
Assets
Current assets:
Cash and cash equivalents	$2,426	$90,195
Membership and other receivables, net	91,437	84,915
Inventories	20,217	18,892
Other assets	36,725	19,423

Total current assets	150,805	213,425
Property and equipment, net	1,247,107	1,192,936
Other assets	173,365	140,027

Total assets	$1,571,277	$1,546,388

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$72,154	$72,822
Long-term debt - current portion	69,483	32,589
Other liabilities	131,367	98,625

Total current liabilities	273,004	204,036
Long-term debt	596,923	691,485
Other liabilities	148,381	187,848
Membership deposits	120,339	133,692
Redemption value of common stock held by benefit plan	38,697	38,190
Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 93,727,191 outstanding at December 31, 2002 and 93,708,720 outstanding at December 30, 2003	996	996
Additional paid-in capital	161,672	161,672
Accumulated other comprehensive loss	(8,381)	(6,266)
Retained earnings	300,080	195,341
Treasury stock, 5,867,217 shares at December 31, 2002 and 5,885,688 shares at December 30, 2003	(60,434)	(60,606)

Total stockholders’ equity	393,933	291,137

Total liabilities and stockholders’ equity	$1,571,277	$1,546,388

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Operations

Years Ended December 25, 2001, December 31, 2002 and December 30, 2003

(Dollars in thousands, except per share amounts)

	2001	2002	2003
Operating revenues	$943,447	$936,450	$911,512
Operating costs and expenses	741,345	754,259	709,193
Depreciation and amortization	89,800	90,384	93,843
Selling, general and administrative expenses	80,630	76,971	78,162
Loss on disposals and impairment of assets	51,895	30,876	8,753

Operating income (loss) from continuing operations	(20,223)	(16,040)	21,561
Interest and investment income	2,859	1,794	1,253
Financing cost on prior debt facility	—	—	(10,569)
Interest expense	(57,772)	(62,493)	(63,930)

Loss from continuing operations before income taxes and minority interest	(75,136)	(76,739)	(51,685)
Income tax (provision) benefit	(36,459)	26,510	(58,153)
Minority interest	415	1,141	(26)

Loss from continuing operations	(111,180)	(49,088)	(109,864)

Discontinued operations:
Income (Loss) from discontinued operations before income taxes	3,255	(18,609)	6,039
Income tax (provision) benefit	2,075	6,143	(1,421)

Income (Loss) from discontinued operations	5,330	(12,466)	4,618

Net loss	$(105,850)	$(61,554)	$(105,246)

Basic and diluted loss per share on:
Loss from continuing operations	$(1.19)	$(0.53)	$(1.17)
Income (loss) from discontinued operations	0.06	$(0.13)	0.05

Basic and diluted loss per share	$(1.13)	$(0.66)	$(1.12)

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Years Ended December 25, 2001, December 31, 2002 and December 30, 2003

(Dollars in thousands)

	Common stock (250,000,000 shares authorized, par value $.01 per share)
	Shares Issued	Treasury Stock Shares	Shares Outstanding	Par Value
Balances at December 26, 2000	99,594,408	5,488,933	94,105,475	$996
Purchase of treasury stock	—	401,172	(401,172)	—
Stock issued in connection with:
Bonus plans	—	(12,734)	12,734	—
Exercise of stock options	—	(25,864)	25,864	—
Comprehensive loss:
Net loss	—	—	—	—
Cumulative effect of change in accounting for derivative instruments and hedging activities, net of income taxes instruments and hedging activities, net of income taxes
Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss
Value of options granted to non-employees	—	—	—	—
Change in redemption value of common stock held by benefit plan	—	—	—	—

Balances at December 25, 2001	99,594,408	5,851,507	93,742,901	$996
Purchase of treasury stock	—	27,859	(27,859)	—
Stock issued in connection with:
Exercise of stock options	—	(12,149)	12,149	—
Comprehensive loss:
Net loss	—	—	—	—
Change in fair value of financial instruments
Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss
Change in redemption value of common stock held by benefit plan	—	—	—	—

Balances at December 31, 2002	99,594,408	5,867,217	93,727,191	$996
Purchase of treasury stock	—	18,471	(18,471)	—
Comprehensive loss:
Net loss	—	—	—	—
Change in fair value of financial instruments
Change in fair value of pension plan assets	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss
Change in redemption value of common stock held by benefit plan	—	—	—	—

Balances at December 30, 2003	99,594,408	5,885,688	93,708,720	$996

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
$161,684	$(4,080)	$439,802	$(54,141)	$544,261
—	—	—	(6,407)	(6,407)

80	—	—	129	209
33	—	—	161	194

—	—	(105,850)	—	(105,850)
—	(2,119)	—	—	(2,119)
—	(5,366)	—	—	(5,366)
—	3,744	—	—	3,744

				(109,591)
(123)	—	—	—	(123)
—	—	3,633	—	3,633

$161,674	$(7,821)	$337,585	$(60,258)	$432,176
—	—	—	(301)	(301)

(2)	—	—	125	123

—	—	(61,554)	—	(61,554)
—	3,852	—	—	3,852
—	(4,412)	—	—	(4,412)

				(62,114)
—	—	24,049	—	24,049

$161,672	$(8,381)	$300,080	$(60,434)	$393,933
—	—	—	(172)	(172)

—	—	(105,246)	—	(105,246)
	3,221	—	—	3,221
	(3,420)	—	—	(3,420)
—	2,314	—	—	2,314

				(103,131)
—	—	507	—	507

$161,672	$(6,266)	$195,341	$(60,606)	$291,137

ClubCorp, Inc.

Consolidated Statement of Cash Flows

Years Ended December 25, 2001, December 31, 2002 and December 30, 2003

(Dollars in thousands)

	2001	2002	2003
Cash flows from operations:
Loss from continuing operations	$(111,180)	$(49,088)	$(109,864)
Adjustments to reconcile loss from continuing operations to cash flows provided from operations:
Income (Loss) from discontinued operations	5,330	(12,466)	4,618
Depreciation and amortization from continuing operations	89,800	90,384	93,843
Depreciation and amortization from discontinued operations	6,930	3,685	543
Loss on disposals and impairment of assets from continuing operations	51,895	30,876	8,753
(Gain) Loss on disposals and impairment of assets from discontinued operations	(8,645)	15,905	(7,547)
Minority interest in net income (loss) of subsidiaries	(415)	(1,141)	26
Equity in (earnings) losses of joint ventures	654	1,866	(234)
Amortization of discount on membership deposits	8,664	9,270	11,429
Deferred income taxes	31,782	(32,605)	52,539
Decrease in real estate held for sale	9,982	7,785	2,538
Decrease in membership and other receivables, net	25,359	6,429	6,287
Increase (decrease) in accounts payable and accrued liabilities	9,864	(6,096)	673
Increase (decrease) in deferred income	(39)	106	(380)
Increase (decrease) in deferred membership revenues	(415)	(9,779)	1,238
Other	(8,258)	(986)	9,923

Cash flows provided from operations	111,308	54,145	74,385
Cash flows from investing activities:
Additions to property and equipment	(126,498)	(79,471)	(55,194)
Development of new facilities	(51,861)	(15,247)	(4,086)
Development of real estate ventures	(5,090)	(6,648)	(871)
Proceeds from disposition of subsidiaries and assets, net	60,850	39,893	35,592
Other	1,964	(4,128)	(4,225)

Cash flows used by investing activities	(120,635)	(65,601)	(28,784)
Cash flows from financing activities:
Borrowings of long-term debt	20,400	58,027	771,906
Repayments of long-term debt	(30,148)	(33,253)	(719,685)
Loan origination and amendment fees	(267)	(14,348)	(12,785)
Discounted value of membership deposits received, net	3,676	422	2,904
Treasury stock transactions, net	(5,893)	(178)	(172)

Cash flows provided from (used by) financing activities	(12,232)	10,670	42,168

Net cash flows continuing operations	(25,174)	(7,910)	90,156
Net cash flows from discontinued operations	3,615	7,124	(2,387)

Total cash flows from all operations	(21,559)	(786)	87,769

Cash and cash equivalents at beginning of year	24,771	3,212	2,426

Cash and cash equivalents at end of year	$3,212	$2,426	$90,195

See accompanying Notes 1, 7, and 14 for supplemental disclosures of non-cash activities and cash paid for interest and income taxes.

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

There is no minority interest recorded for minority stockholders of five country clubs and three golf clubs because of deficit capital positions. We have recognized minority stockholders’ share of these entities’ cumulative and 2003 losses, which are approximately $7,039,000 and $1,166,000, respectively. We will recognize future positive earnings of these subsidiaries to the extent of minority interest losses previously absorbed.

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

Fiscal year

Our fiscal year consists of a 52/53 week fiscal year ending on the last Tuesday of December. Our 2001, 2002 and 2003 fiscal years are comprised of the 52 weeks ended December 25, 2001, the 53 weeks ended December 31, 2002 and the 52 weeks ended December 30, 2003.

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

Cash and cash equivalents

For purposes of the Consolidated Statement of Cash Flow, cash and cash equivalents include cash on hand and interest-bearing deposits in financial institutions, all of which have maturities of 180 days or less. Also contained in cash and cash equivalents is restricted cash as of December 30, 2003. These agreements were entered into in during 2003, and primarily consist of $22,275,000 used to collateralize lines of credit. These letters of credit have one-year terms and therefore, are included in current assets.

Membership, other receivables, and long-term receivables

Membership and other receivables as well as other long-term receivables are recorded net of an allowance for doubtful accounts of $8,903,000, $3,426,000 and $3,441,000 for the years ended December 25, 2001, December 31, 2002 and December 30, 2003, respectively, and amounts charged to bad debt expense were $5,111,000, $4,660,000 and $2,767,000, respectively. Amounts written off were $3,483,000, $10,137,000 and $2,752,000 for each of the years ended December 25, 2001, December 31, 2002 and December 30, 2003, respectively.

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

Real estate held for sale

Real estate held for sale consists primarily of land, land development costs and related amenities if they are to be left with the project upon completion. Costs are allocated to project components based on the specific identification method whenever possible. Otherwise, costs are allocated based on their relative sales value. At December 31, 2002 and December 30, 2003, real estate held for sale was $32,985,000, and $31,318,000, respectively, and is included in other non-current assets in the Consolidated Balance Sheet.

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

Foreign currency translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at year-end. All foreign income and expenses are translated at the weighted average exchange rates during the year. Translation gains and losses are reported separately as a component of comprehensive loss. Realized foreign currency transaction gains and losses are reflected in the Consolidated Statement of Operations.

Treasury stock

Purchases of treasury stock are recorded at the cost of the shares acquired. When treasury stock is subsequently issued, the difference between the cost of shares issued, using the average cost method, and the sales price is charged or credited to additional paid-in capital.

Stock-based compensation

Stock-based compensation is accounted for using Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, if the exercise price of the options is greater than or equal to the market price at the date of grant, no compensation expense is recorded. We have also adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-based Compensation” for options issued, as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

ClubCorp, Inc.

Notes to Consolidated Financial Statements

If compensation cost for the option plans had been determined based on the fair value at the grant dates for the options consistent with the methodology of SFAS 123, our net loss and net loss per share would have been changed to the following pro forma amounts (dollars in thousands, except per share amounts):

	2001	2002	2003
Net Loss as reported	$(105,850)	$(61,554)	$(105,246)
Add: Total Stock-Based Compensation Expense determined under fair value method, net of taxes	(3,893)	(2,836)	(7,274)

Pro Forma Loss	$(109,743)	$(64,390)	$(112,520)

Loss per share - Reported	$(1.13)	$(0.66)	$(1.12)

Loss per share - Pro Forma	$(1.17)	$(0.69)	$(1.20)

During the year ended December 30, 2003, we allowed employees, excluding those functioning as members of the Board of Directors, with options issued prior to 2002 to forfeit those options and later be issued the same number of options six months and several days later with exercise prices at the then current stock price. This resulted in employees forfeiting approximately 3.6 million options in March 2003. On September 19, 2003, the Company granted approximately 3.1 million options to eligible employees with an exercise price of $9.30. In accordance with APB 25, we did not recognize any additional compensation cost associated with the options (Note 11).

The option repurchase transaction was considered a modification of the original option and, therefore, in accordance with SFAS 123, we recognized all remaining expense associated with the original options that were forfeited in the pro forma 2003 amounts above.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Revenue recognition

We recognize revenues from the following sources:

	2001	2002	2003
Revenues from continuing operations:
Membership fees and deposits realized	$36,884	$41,791	$39,084
Membership dues	313,511	319,875	320,148
Golf operations revenues	187,024	185,824	168,830
Food and beverage revenues	246,945	248,174	246,643
Lodging revenues	62,959	59,501	54,464
Other revenues	96,124	81,285	82,343

Total operating revenues from continuing operations	$943,447	$936,450	$911,512

Revenues from discontinued operations:
Membership fees and deposits realized	$1,269	$874	$338
Membership dues	17,764	15,052	5,305
Golf operations revenues	22,698	18,566	1,502
Food and beverage revenues	17,975	14,522	3,215
Lodging revenues	5	27	—
Other revenues	5,798	5,955	1,727

Total operating revenues from discontinued operations	$65,508	$54,995	$12,087

Total operating revenues	$1,008,955	$991,445	$923,599

Revenues from golf operations, lodging, food and beverage and merchandise sales are recognized at the time of sale or when the service is provided. Revenues from membership dues are billed monthly and recognized in the period earned. The monthly dues are expected to cover the cost of providing future membership services. Lifetime membership dues are recognized as income using the straight-line method over 20 years, the estimated average life of a lifetime membership. Prepaid dues are recognized as income over the prepayment period.

At the majority of our private clubs, members are expected to pay an advance initiation fee or deposit upon their acceptance as a member to the club. These initiation fees and deposits vary in amount based on a variety of factors such as the supply and demand for our services in each particular market, number of golf courses or breadth of amenities available to the members and the prestige of having the right to membership of the club. The majority of membership deposits sold are not refundable until a fixed number of years (generally 30) after the date of acceptance as a member, and are expected to cover our cost of providing services to the member over the course of the individual’s membership. Because of the refundable nature of our deposits and the fact that few of our clubs have membership caps, we believe that revenue related to deposits should be recognized over the average expected life of an active membership. This stance is supported by our prior correspondence with the SEC on this matter in 1998. For membership deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as membership fees and deposits revenue on a straight-line basis over the average expected life of an active membership (currently six years for golf and resort memberships and five years for business and sports club memberships). The present value of the refund obligation is recorded as a membership deposit liability in our consolidated balance sheet and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our weighted average borrowing rate adjusted to reflect a 30 year time frame. Our current discount rate is 9%. The accretion is included in interest expense. The majority of our membership fees are not refundable and are deferred and recognized over the average expected life of an active membership.

At December 30, 2003, the amount of membership deposits contractually due and payable during the next five years is approximately $9,000,000.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Divestiture of subsidiaries

Subsidiaries are divested when management determines they will be unable to provide a positive contribution to cash flows from operations in future periods and/or when they are determined to be nonstategic holdings for the company. Gains from divestitures are recognized in the period in which operations cease and losses are recognized when they become apparent. These are reflected in the Consolidated Statement of Operations as loss on disposals and impairments of assets.

Interest rate swap and cap agreements

Effective December 27, 2000, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivatives be recognized at fair value either as assets or liabilities on the balance sheet. The adoption of SFAS 133 resulted in recording approximately $2,119,000, net of $1,141,000 income tax benefit, in comprehensive loss for the cumulative effect of the accounting change.

We entered into interest rate swap agreements to limit our exposure to fluctuations in interest rates related to our prior bank facility. We accounted for these swap agreements by recording the net interest to be paid or received as an increase or reduction in interest. These swaps were not renewed under our new mortgage debt. As a result, at December 30, 2003, all swap agreements had matured.

Interest payments on approximately 72% of the floating portion of our new mortgage debt are protected by interest rate cap agreements that limit our exposure to rises in interest rates over certain amounts (Note 7).

Loss per share

The weighted average and diluted weighted average number of shares used to calculate basic and diluted loss per share were 93,966,962, 93,737,410 and 93,727,549 for the years ended December 25, 2001, December 31, 2002 and December 30, 2003, respectively.

The diluted weighted average shares exclude the assumed conversion of 864,622, 265,294 and 26,897 options and warrants due to our net loss for the years ended December 25, 2001, December 31, 2002, and December 30, 2003 respectively (Notes 9 and 11).

Reclassifications

Certain amounts previously reported have been reclassified to conform with the current year presentation.

Recent Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The main provisions of this statement address the recognition of liabilities associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement had no impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Adoption of this interpretation had no impact on our consolidated financial statements.

In January 2003, the FASB issued and then revised in December 2003, FASB Interpretation No. 46, (FIN 46R) “Consolidation of Variable Interest Entities”, which changes the criteria by which one company includes another entity in its consolidated financial statements. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The effective date for applying the provisions of FIN 46R have been deferred for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. FIN 46R gives entities until the first interim or annual period beginning after December 15, 2003 to implement. This statement will cause us to consolidate, during the first quarter of 2004, a joint venture that will add net assets of approximately $1.3 million, including debt of $13.7 million to our Consolidated Balance Sheet. This investment is carried as an equity investment as December 30, 2003 (Note 2). We do not believe any of our other joint ventures will be affected by this statement.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 148 amends the disclosure requirements in SFAS 123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective for financial statements for fiscal years ending after December 15, 2002, SFAS 148 also provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS 123. We have not chosen to adopt the fair value measurement provisions of SFAS 123; however, we are in compliance with the disclosure requirements as of December 30, 2003 (See “Stock-based compensation” above and Note 11).

In April 2003, the FASB issued SFAS No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. Adoption of this statement had no impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Adoption of this statement had no impact on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement improves financial statement disclosures for defined benefit plans. We have not adopted these expanded disclosures as our pension plan is not a material component of our overall consolidated financial statements (Note 11).

Note 2. Investments in affiliates

Our investments in affiliates at December 30, 2003 include joint ventures for the operation of two real estate developments, three golf clubs, and one business club. These investments are reflected in either other non-current assets or other long term liabilities on the Consolidated Balance Sheet and the equity gain or loss is included in operating revenues in the Consolidated Statement of Operations.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

A summary of the significant financial information of affiliated companies accounted for on the equity method is as follows (dollars in thousands):

	2002	2003
Cash	$5,900	$5,074
Property and equipment, net	33,961	35,016
Land held for resale	914	662
Other assets	19,328	11,815

Total assets	$60,103	$52,567

Long-term debt	$43,209	$27,878
Membership deposits	2,427	13,322
Other liabilities	30,057	18,549
Venturers’ capital	(15,590)	(7,182)

Total liabilities and venturers’ capital	$60,103	$52,567

Operating revenues	$38,618	$24,172
Operating income	$10,709	$10,747
Net income (loss)	$(1,953)	$578
ClubCorp’s equity in:
Venturers’ capital	$(14,777)	$(15,356)
Net income (loss)	$(1,866)	$234

The negative Venturers’ capital represents our general partner equity interest in a real estate joint venture that has a cumulative deficit. This deficit is anticipated to be temporary and, therefore, our investment has been taken below zero. This equity investment will be consolidated under the new guidelines set forth in FIN 46R as of the end of the twelve weeks ended March 22, 2004 (Note 1).

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

Long-term debt

Fair values for fixed rate, capital lease and other obligations are based on the discounted value of contractual cash flows using our incremental borrowing rates for similar types of debt arrangements. Under our new debt arrangements, we have a significant amount of fixed rate debt compared to the prior debt agreement. The estimated fair value of these obligations was $32,041,000 and $445,451,000 at December 31, 2002 and December 30, 2003, respectively. The carrying value of these obligations was $30,472,000 and $434,590,000 at December 31, 2002 and December 30, 2003, respectively (Note 7).

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Interest rate swaps and caps

The estimated fair value of interest rate swaps was $5,949,000 at December 31, 2002 with a notional amount of $225,000,000. Fair value was based on quotes from the investment banks holding the swap agreements. Our interest rate swaps have been recorded in other current liabilities for the year ended December 31, 2002 in the accompanying Consolidated Balance Sheet at December 31, 2002. During 2003, all interest rate swap contracts related to old debt financing matured and we entered into interest rate cap agreements that limit exposure of the variable portion of our new debt mortgage to rises in interest rates over certain amounts. The fair market value of these interest rate cap agreements at the year ended December 30, 2003 was $286,000. For the year ended December 30, 2003, we recognized interest expense of $131,000 to record the change in fair value of these instruments (Note 7).

Membership deposits

The estimated fair value of membership deposits was $127,046,000 and $131,042,000 at December 31, 2002 and December 30, 2003, respectively. The carrying value at December 31, 2002 and December 30, 2003 of membership deposits was $120,339,000 and $133,693,000, respectively. Included in the carrying value are membership deposits that are related to properties that were considered held for sale as of December 30, 2003. The carrying value of membership deposits related to held for sale properties at December 31, 2002 and December 30, 2003 was $6,978,000 and $725,000, respectively (Note 5). The fair value of membership deposits is based on the discounted value of future maturities using our incremental borrowing rate.

Note 4. Property and equipment

Property and equipment consists of the following at year-end (dollars in thousands):

	2002	2003
Land and land improvements	$717,611	$724,903
Buildings and recreational facilities	496,398	501,210
Leasehold improvements	110,112	107,161
Furniture and fixtures	136,319	132,551
Machinery and equipment	267,591	264,962
Construction in progress	13,323	9,888

	1,741,354	1,740,675
Accumulated depreciation and amortization	(494,247)	(547,739)

	$1,247,107	$1,192,936

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

ClubCorp, Inc.

Notes to Consolidated Financial Statements

As of December 30, 2003, we had one property classified as held for sale. The balance sheet amounts related to this property were reclassified to Other Current Assets and Other Current Liabilities on the Consolidated Balance Sheet and were comprised of the following (dollars in thousands):

	2002	2003
Membership and other receivables, net	$985	$271
Inventories	542	34
Other current assets	3,337	37
Property and equipment, net	13,473	—
Other assets	7	16

Total assets	$18,344	$358

Accounts payable and accrued liabilities	$645	$129
Other current liabilities	1,240	78
Long-term debt	7,002	8
Other liabilities	632	1
Membership deposits	6,978	725

Total liabilities	$16,497	$941

The property, as well as all properties that were divested during the year ended December 30, 2003, were also reclassified to Discontinued Operations on the Consolidated Statement of Operations. See Note 10 for detail of the Consolidated Statement of Operations impact of Discontinued Operations by segment and in total.

We reviewed all properties held for sale for impairment. We also evaluate properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. We use a discounted future operating cash flow with a risk-adjusted discount rate in determining the fair value of the asset and its related impairment. For the year ended December 31, 2002, we recorded impairment of $18,492,000 related to the thirteen properties recorded under SFAS 144, $5,059,000 related to the three properties recorded under SFAS 121 and $9,000,000 for three properties held for use. For the year December 30, 2003 we recorded impairment of $2,960,000 for four properties held for use and no impairment related to properties under SFAS 144 or SFAS 121.

For assets to be held and used, we perform a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the property exceed the carrying amount of the assets of the property in question. If the recoverability test is not met, fair value is determined by comparing the carrying value of the property to its future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management’s projections of the performance of a given property based on its past performance and expected future performance given changes in marketplace, local operations and other factors both in our control and out of our control. Additionally, we review current property appraisals when available to ensure recoverability. Actual results that differ from these estimates can generate material differences in impairment charges recorded, and ultimately, net income or loss in our Consolidated Statement of Operations and the carrying value of properties on our Consolidated Balance Sheet.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Note 6. Current liabilities

Current liabilities consist of the following at year-end (dollars in thousands):

	2002	2003
Accounts payable	$28,575	$26,921
Accrued compensation and employee benefits	29,330	31,565
Other accrued liabilities	14,249	14,336

Accounts payable and accrued liabilities	72,154	72,822
Long-term debt - current portion	69,483	32,589
Deferred membership revenue	13,667	11,142
Other deferred revenue	17,558	17,135
Property taxes payable	21,038	19,012
Other current liabilities	79,104	51,336

Other liabilities	131,367	98,625

Total current liabilities	$273,004	$204,036

Note 7. Long-term debt and lease commitments

Long-term borrowings are summarized below (dollars in thousands):

	December 31, 2002	December 30, 2003	Interest Rate	Maturity
Notes payable to financial institutions:
Pacific Life Insurance Corporation	$—	$220,278	6.73% to 7.23%	2013
Pacific Life Insurance Corporation	9,697	98,875	6.11% to 8.5625%	2004 - 2017
Pacific Life Insurance Corporation	—	87,215	2.75% + 30 day LIBOR	2006 - 2008
Pacific Life Insurance Corporation	—	38,652	3.25% + 30 day LIBOR	2006
Pacific Life Insurance Corporation	—	73,509	6.61%	2010
Textron Financial Corporation	52,674	99,096	Various fluctuating rates	2004 - 2015
Textron Financial Corporation	—	28,009	5.90%	2008
GMAC Commercial Mortgage Company	—	60,567	3.75% + 30 day LIBOR	2008
Bank of America	579,233	—	Various fluctuating rates	Retired in 2003
California Bank and Trust	2,250	2,154	8.63%	2006
Notes payable to developers and landlords:
Fixed rate	2,349	1,488	8.00% to 8.5%	2005 - 2013
Fluctuating rate	1,777	1,800	4.00% + 30 day LIBOR	2008

	647,980	711,642
Other Mortgage Notes	1,272	350	Various rates	2005
Capital Leases	17,154	12,082

	666,406	724,074
Less current portion	69,483	32,589

	$596,923	$691,485

As reflected above, on June 4, 2003, we completed a major refinancing of our outstanding bank debt. Through the simultaneous completion of three separate mortgage portfolio transactions with a combined notional amount of

ClubCorp, Inc.

Notes to Consolidated Financial Statements

$617,645,000, we retired the remaining outstanding balance of our $650,000,000 senior secured credit facility and a $30,000,000 bridge note. In the reporting period ended September 9, 2003, we closed on three additional mortgage loans totalling $40 million. As a result of these transactions, we wrote off $10,569,000 in unamortized financing costs related to our previous credit facility in the year ended December 30, 2003. We incurred approximately $13,000,000 in new financing costs related to the mortgage financing which are being amortized to expense over the life of the loan. Under our new mortgage portfolio, our debt covenants have become less restrictive.

At December 31, 2002 we had interest rate contracts to pay fixed rates of interest (ranging from 5.25% to 7.21%) and received variable rates of interest based on LIBOR on an aggregate of $225,000,000 notional amount of indebtedness that matured in 2003. The aggregate fair market value of all interest rate swap contracts was $5,949,000 at December 31, 2002 and is included in our current liabilities on the Consolidated Balance Sheet (Note 6). During the year ended December 30, 2003, these interest rate swap contracts that related to our bank financing matured. The impact of this hedge activity was recorded at the time the bank debt was refinanced. Interest payments on approximately 72% of the floating portion of our new debt mortgage are protected by interest rate cap agreements that limit our exposure to rises in interest rates over certain amounts. The aggregate fair market value of all interest rate cap agreements was $286,000 on December 30,2003 and is included in other assets on the Consolidated Balance Sheet. For the year ended December 30, 2003, we recognized interest expense of $131,000 to record the change in fair value of these instruments.

The amounts of our existing long-term debt maturing in each of the five years subsequent to 2003 are as follows (dollars in thousands):

Year
2004	$32,383
2005	18,943
2006	74,477
2007	46,706
2008	197,841
Thereafter	353,724

Total	$724,074

The provisions of certain subsidiary lending and lease agreements limit the amount of dividends that may be paid to us. Under the most restrictive of these limitations at December 30, 2003, approximately $16,426,000 of retained earnings was restricted from the declaration of dividends to us.

The amount of cash paid for interest in 2001, 2002 and 2003 was approximately $66,776,000, $56,524,000 and $51,226,000, respectively.

We lease operating facilities under agreements ranging from 1 to 40 years. These agreements normally provide for minimum rentals plus executory costs. In some cases, we must pay contingent rent generally based on a percentage of gross receipts or positive cash flow as defined in the lease agreements. Future minimum lease payments required at December 30, 2003 under operating leases for buildings and recreational facilities with initial non-cancelable lease terms in excess of one year are as follows (dollars in thousands):

Year
2004	$18,596
2005	17,154
2006	15,797
2007	14,103
2008	13,159
Thereafter	89,595

Total future minimum payments required	$168,404

Total facility rental expense during 2001, 2002 and 2003 was $37,724,000, $35,268,000 and $33,160,000, respectively, including contingent rent of $4,208,000, $2,318,000 and $2,860,000, respectively.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Note 8. Other liabilities

Other liabilities consist of the following at year-end (dollars in thousands):

	2002	2003
Deferred membership revenue	$99,918	$95,667
Deferred tax liabilities	—	31,987
Investment in joint venture	19,801	19,771
Insurance reserves	12,621	17,425
Other	16,041	22,998

Total other liabilities	$148,381	$187,848

In 2002, our deferred taxes resulted in a deferred tax asset in the amount of $25,512,000, which is included in other long-term assets in the Consolidated Balance Sheet as of December 31, 2002.

Note 9. Stockholders’ equity

On December 1, 1999, we sold 9,375,000 shares of common stock and 1,012,500 common stock purchase warrants for a price of $16 per share. The sale resulted in total proceeds of $150,000,000, net of issuance costs of $6,011,000. Each common stock purchase warrant allows the holder to purchase one share of common stock at $17 per share and is exercisable immediately through 2009. The value of these warrants is included in additional paid-in capital and is not significant to our Consolidated Balance Sheet. During the years ended December 31, 2002 and December 30, 2003, no common stock purchase warrants were redeemed. The stock purchase agreement specifies that if certain events under our control do not occur within five years of the date of the agreement, we could, if requested, be obligated to repurchase a portion of the outstanding shares. The amount to be repurchased, if any, is limited by our leverage ratio at that time.

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

Country club and golf facilities operations consist of private country clubs, golf clubs and public golf facilities. Private country clubs provide at least one 18-hole golf course and various other recreational amenities that are open only to members and their guests. Golf clubs provide both private and public golf play and usually offer fewer other recreational amenities. Public golf facilities are open to the public and generally provide the same services as golf clubs.

Business and sports club operations consist of business clubs, business/sports clubs and sports clubs. Business clubs provide a setting for dining, business or social entertainment. Sports clubs provide a variety of recreational facilities and business/sports clubs provide a combination of the amenities available at business clubs and sports clubs. All amenities offered above are available only to members and their guests.

Resorts offer a wide variety of amenities including golf courses, lodging and conference facilities, dining areas and other recreational facilities. Resorts are open to the public and offer optional membership.

Other operations and services consist of real estate operations, corporate overhead and intercompany eliminations made in the consolidation between corporate services and other operating segments. Realty operations are comprised of residential real estate development and sales, primarily in areas adjacent to golf facilities. A majority of operating revenues is provided from real estate sales.

ClubCorp, Inc.

Notes to Consolidated Financial Statements

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

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Financial information for the segments is as follows (dollars in thousands):

Consolidated Statement of Operations:	Continuing Operations			Discontinued Operations
	2001	2002	2003	2001	2002	2003
Country Club and Golf Facilities:
Operating revenues	$488,382	$482,051	$489,709	$44,164	$36,537	$6,076
Operating costs and expenses (1)	393,777	399,757	400,657	40,661	34,686	5,667
Depreciation and amortization	47,857	46,455	49,777	6,148	3,203	427

Operating income (loss)	$46,748	$35,839	$39,275	$(2,645)	$(1,352)	$(18)
EBITDA	$94,605	$82,294	$89,052	$3,503	$1,851	$409
Business and sports clubs:
Operating revenues	$226,708	$220,786	$216,398	$18,566	$14,948	$6,003
Operating costs and expenses (1)	198,292	198,497	194,067	18,769	15,504	6,825
Depreciation and amortization	12,101	11,930	11,641	685	761	116

Operating income (loss)	$16,315	$10,359	$10,690	$(888)	$(1,317)	$(938)
EBITDA	$28,416	$22,289	$22,331	$(203)	$(556)	$(822)
Resorts:
Operating revenues	$193,532	$195,070	$196,887	$777	$362	$—
Operating costs and expenses (1)	153,197	157,103	160,493	—	9	(1)
Depreciation and amortization	15,326	16,748	17,483	95	—	—

Operating income	$25,009	$21,219	$18,911	$682	$353	$1
EBITDA	$40,335	$37,967	$36,394	$777	$353	$1
Other operations and services:
Operating revenues	$34,825	$38,543	$8,518	$2,001	$3,148	$8
Operating costs and expenses (1)	76,709	75,873	31,138	2,837	3,303	4
Depreciation and amortization	14,516	15,251	14,942	2	(279)	—

Operating income (loss)	$(56,400)	$(52,581)	$(37,562)	$(838)	$124	$4
EBITDA	$(41,884)	$(37,330)	$(22,620)	$(836)	$(155)	$4
Consolidated Operations:
Operating revenues	$943,447	$936,450	$911,512	$65,508	$54,995	$12,087
Operating costs and expenses (1)	821,975	831,230	787,355	62,267	53,502	12,495
Depreciation and amortization	89,800	90,384	93,843	6,930	3,685	543

Operating income (loss)	$31,672	$14,836	$30,314	$(3,689)	$(2,192)	$(951)
EBITDA	$121,472	$105,220	$124,157	$3,241	$1,493	$(408)

(1) Includes operating costs and expenses as well as selling, general and administrative expenses.

(2) Reconciliation to income (loss) from operations before income taxes and minority interest:

Operating Income	31,672	14,836	30,314	(3,689)	(2,192)	(951)
Gain (Loss) on disposals and impairment of assets	(51,895)	(30,876)	(8,753)	8,645	(15,905)	7,547
Interest and investment income	2,859	1,794	1,253	7	4	—
Interest expense and financing costs	(57,772)	(62,493)	(74,499)	(1,708)	(516)	(557)

Income (loss) from operations before income taxes and minority interest	$(75,136)	$(76,739)	$(51,685)	$3,255	$(18,609)	$6,039

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Continued Segment Information

	2002	2003
Consolidated Balance Sheet:
Total assets:
Country club and golf facilities	$1,161,155	$1,217,613
Business and sports clubs	163,953	132,826
Resorts	432,825	419,785

Total assets for reportable segments	1,757,933	1,770,224
Other operations and services (1)	(186,656)	(223,836)

Consolidated total assets	$1,571,277	$1,546,388

(1)	For purposes of this table, we have not pushed intercompany eliminations to all the segments. All of these eliminations will show in other operations and services. This then results in a negative asset balance.

Note 11. Benefit plans

We maintain an employee stock ownership plan, known as the ClubCorp Employee Stock Ownership Plan (the Plan). Eligible employees have the opportunity to invest 1% to 6% of their pretax compensation, subject to certain limitations. Participant contributions are matched 20% on a quarterly basis with an option at year end for an additional discretionary match by the company. The matching contribution vests over six years. Participants may elect to diversify a portion of their account assets upon meeting certain age and participation requirements. In addition, upon termination, retirement or permanent disability, a participant or beneficiary may demand distribution of our common stock in lieu of cash. All of the assets of the Plan are invested in our common stock, except for temporary investments of cash.

As a means of providing liquidity to the trustees of their fiduciary obligations, we have provided the trustees a limited put right (the “Redemption Right”) to cause us to redeem common stock, held in trust on behalf of the Plan, at the most recent fair market value as necessary to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the trustees, although we have repurchased common stock into treasury from certain stockholders. We do not expect that the Redemption Right will be exercised to a significant extent in 2004. Shares held by the Plan are 4,107,935 and 4,106,488 shares at December 31, 2002 and December 30, 2003, respectively and are valued at the most recent appraised value ($9.42 and $9.30 at December 31, 2002 and December 30, 2003, respectively) as necessary in order to meet the requirements of the Employee Retirement Income Security Act and the Plan. Accordingly, we have reclassified the redemption value of our common stock held by the Plan out of stockholders’ equity in the accompanying Consolidated Balance Sheet and changes in the redemption value have been charged to retained earnings.

We maintain a second qualified contributory plan for all eligible employees of certain domestic subsidiaries. This Plan allows participants to invest up to 50% of their pretax/post-tax compensation among eleven investment fund options, subject to certain limitations.

We also maintain a defined pension plan for one of our properties. At December 30, 2003, we have a liability recorded related to unfunded obligations of $3,601,000 and other comprehensive loss of $3,420,000. We have recorded pension expense related to the plan of $781,000 for the year ended December 30, 2003. We have not included the required disclosures under SFAS No. 132R, as the plan is not significant to our overall consolidated financial statements.

The ClubCorp, Inc. Executive Stock Option Plan was adopted August 31, 1995. In February 2000, we transferred substantially all of the remaining available shares in this plan to the Omnibus Stock Plan. In August 2003, we transferred the remaining available shares in this plan to the Omnibus Stock Plan, discussed below. The outstanding options previously granted under this plan remain outstanding and fully vest 120 days prior to their expiration date. The plan provides for accelerated vesting, not to exceed 10% per year, if the employee maintains a certain performance level as defined in the plan. Employees are required to maintain a minimum ownership level of company stock holdings, as set forth in the plan, to sell stock acquired from exercised options. At December 30, 2003, there were 565,000 options outstanding under this plan, of which 504,500 were exercisable.

We apply APB 25 in accounting for the option plans; therefore, no compensation expense has been recognized for options that have been granted to employees. In accordance with the requirements of SFAS 123, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions for the 2001, 2002 and 2003

ClubCorp, Inc.

Notes to Consolidated Financial Statements

grants: risk-free weighted average interest rates of 4.9%, 4.9% and 4.1% respectively, an expected volatility of 25%, 40% and 40% respectively, an expected life of ten years and zero dividend yield. The summary of the status of the options outstanding at year-end 2001, 2002 and 2003 and changes during the fiscal years is as follows:

	Shares	Average Exercise Price
Summary of Option Activity:
Outstanding at December 26, 2000	5,575,700	$12.18
Granted	1,270,181	$16.28
Forfeited	(754,133)	$13.69
Exercised	(41,300)	$10.68

Outstanding at December 25, 2001	6,050,448	$13.43
Granted	1,384,300	$12.00
Forfeited	(1,132,991)	$12.87
Exercised	—	$—

Outstanding at December 31, 2002	6,301,757	$13.79
Granted	4,693,586	$9.12
Forfeited	(3,980,464)	$14.50
Exercised	—	$—

Outstanding at December 30, 2003	7,014,879	$10.25

	2001	2002	2003
Detail of Options Exercisable:
Number of options	2,676,540	3,302,980	1,242,515
Weighted average exercise price	$12.31	$13.63	$12.70
Weighted average fair value of options granted during the year	$9.76	$7.19	$4.70

The range of exercise prices for options outstanding at December 30, 2003 is $8.60 to $17.71.

During the year ended December 30, 2003, we allowed employees with options issued prior to 2002 to forfeit those options and later be issued the same number of options six months and several days later at the then current stock price. This resulted in employees forfeiting approximately 3.6 million options in March 2003. On September 19, 2003, the Company granted approximately 3.1 million options to eligible employees with a stock option price of $9.30. In accordance with APB 25, we did not recognize any additional compensation cost associated with the options.

Note 12. Related Party Transactions

In an agreement effective September 4, 2001, we sold the stock of a wholly owned subsidiary, The Owners Club at Telluride, Inc., which owned a majority interest in Telluride Club Mountain Village, LLC, (collectively referred to as Telluride), for nominal consideration to Telluride Holdings 2001 LLC, a limited liability company which is owned in approximate one-third interests by Jeffrey P. Mayer, our Chief Financial Officer, James M. Hinckley, our previous Chief Operating Officer, and Rudy Anderson, Senior Vice President of ClubCorp USA, Inc. The sale resulted in the transfer of ownership of Telluride, with assets of $23.7 million and liabilities of $22.2 million, and a net loss on divestiture of assets of approximately $3.8 million and it was anticipated that the ownership would subsequently be transferred to another third party. The effect of this transaction was to dispose of an underperforming property and to remove the non-recourse liability owed by Telluride to a

ClubCorp, Inc.

Notes to Consolidated Financial Statements

third-party lender from our Consolidated Balance Sheet. When combined with other key asset sales completed in the third quarter of fiscal year 2001, this allowed us to meet the leverage ratio required by our senior credit facility, thus allowing us to comply with applicable debt covenants for the fiscal quarter ended September 4, 2001. Telluride was put under receivership in May of 2002 and was subsequently foreclosed on October 15, 2002, thereby transferring the assets of Telluride from Messrs. Mayer, Hinckley and Anderson to the lender.

Robert H. Dedman, Sr. passed away on August 20, 2002. At the time of his death, Mr. Dedman owned 43,113,993 shares of common stock (or approximately 46.0% of our outstanding common stock at that time) as community property with Mrs. Dedman. Pursuant to Texas law, Robert H. Dedman, Jr. and Mrs. Dedman were qualified as executors of Mr. Dedman’s estate upon issuance of Letters Testamentary. Pending administration and distribution of Mr. Dedman’s estate, Robert H. Dedman. Jr. and Mrs. Dedman, as the executors of Mr. Dedman’s estate, may be deemed to have shared voting power with respect to the shares beneficially owned by Mr. Dedman’s estate. Mrs. Dedman has sole voting and investment power over the shares of our common stock that comprise her community property interest in the shares owned by Mr. Dedman at his death. In his Last Will and Testament, Mr. Dedman gifted the remaining common stock (or approximately 22% of our common stock) to Nancy M. Dedman Trust and approximately 1% of our common stock to various other beneficiaries. Mrs. Dedman and Robert H. Dedman, Jr. will be trustees under the trust and will have shared voting power over the common stock held in the trust. At December 30, 2003, 17,473,601 shares remained in the Robert H. Dedman, Sr. estate trust of which 44,416 have been pledged to an education institution.

Note 13. Contingencies

During 2003, we have recorded charges totaling $4.1 million related to three lawsuits to cover incurred litigation fees and settlement charges. Two of the three lawsuits have settled as of January 2004 at amounts approximating our accrual. It is probable that we will incur additional charges related to the third lawsuit; however, at this time, we have not set up an additional accrual as we believe the actual settlement is not estimable at this time. An escrow of $4.5 million has been established pertaining to this matter until the lawsuit is resolved. Alleged claims in this suit relate to a disagreement with union employees and subsequent settlement for potential lost wages and benefits over a period of time from 1997 – 2002. The maximum damages alleged by the arbitration board total $5 million before penalty, interest and legal fees; however, we believe that there is still significant discovery to be done in this area.

Note 14. Income taxes

Loss before income taxes and minority interest consists of the following, including continuing and discontinued operations (dollars in thousands):

	2001	2002	2003
Domestic	$(71,750)	$(92,014)	$(45,700)
Foreign	(131)	(3,334)	54

	$(71,881)	$(95,348)	$(45,646)

ClubCorp, Inc.

Notes to Consolidated Financial Statements

The income tax (provision) benefit consists of the following, including continuing and discontinued operations (dollars in thousands):

	2001	2002	2003
Federal
Current	$288	$3,230	$—
Deferred	(31,782)	32,605	(52,539)

Total Federal	(31,494)	35,835	(52,539)
State and Foreign	(2,890)	(3,182)	(7,035)

	$(34,384)	$32,653	$(59,574)

Cash paid for state and foreign income taxes was $2,890,000, $3,182,000 and $7,035,000 for the years ended December 25, 2001, December 31, 2002, and December 30, 2003, respectively.

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and actual income tax (provision) benefit as reflected in the accompanying Consolidated Statement of Operations are as follows (dollars in thousands):

	2001	2002	2003
Expected Federal income tax benefit	$25,158	$33,372	$15,977
Effect of consolidated operations and income taxes of foreign and other entities not consolidated for Federal tax purposes	1,108	(1,167)	—
State and foreign taxes, net of Federal benefit	(2,019)	(2,397)	(5,159)
Change in valuation allowance for net operating loss carryforwards	(58,469)	—	(65,000)
Other, net	(162)	2,845	(5,392)

Actual Federal Income Tax (provision) benefit	$(34,384)	$32,653	$(59,574)

We have the following loss carryforwards available at December 30, 2003, which are available to offset future taxable income (dollars in thousands):

Type of Carryforward	Gross Amount	Net Amount (before allowance)	Valuation Allowance	Net Amount in Deferred Tax Asset	Expiration Dates (in years)
Regular tax operating loss	$700,111	$245,039	$168,411	$76,627	2004 - 2023
AMT net operating loss	$295,054	—	—	—	2004 - 2023
Capital loss	$24,350	$8,523	$8,523	$—	2006

In addition to the regular tax and alternative minimum tax net operating loss carryforwards, we had approximately $158,000,000 alternative minimum tax Separate Return Limitation Year (SRLY) net operating loss carryforwards with that were available for fiscal year 2002 and expired unused in 2003.

Since 1996, ClubCorp has recorded a deferred tax asset related to regular tax NOL carryforwards available for its use. The amount, calculated as 35% of the regular net operating loss carryforward above, is netted against deferred tax liabilities and classified as Other Assets or Other Liabilities in our Consolidated Balance Sheet. Each year, or when significant changes in our financial situation occur, we perform a valuation allowance analysis to determine the future recoverability of the asset. Historically,

ClubCorp, Inc.

Notes to Consolidated Financial Statements

our analysis has been based on a future taxable income forecast utilizing past trends as well as future plans and predictions about our business.

During 2003, we again recorded taxable losses. In accordance with guidance in SFAS No. 109 and industry practice, when a pattern of taxable losses presents itself over a period of time, it is hard to overcome that pattern and argue that future years will have taxable income. In addition, changes in the tax law prohibited us from utilizing certain tax planning strategies. Therefore, in 2003, we reverted to more objective evidence in our evaluation, basing our analysis solely on carrybacks and future reversals of existing taxable temporary differences, as well as certain tax planning strategies. We recorded a charge to income of $65 million to write down the value of our NOLs to a balance of $77 million. The total valuation allowance also includes approximately $4 million of current year additions to NOLs that were not taken to income due to our taxable loss position.

The components of the deferred tax assets and deferred tax liabilities at December 31, 2002 and December 30, 2003 are as follows (dollars in thousands):

	2002	2003
Deferred tax assets:
Regular tax operating loss carryforwards	$240,513	$245,039
SRLY tax operating loss carryforwards	61,167	—
Capital loss carryforwards	8,523	8,523
Other	35,161	35,783

Total gross deferred tax assets	345,364	289,345

Valuation allowance for regular tax NOLs	(99,166)	(168,411)
Valuation allowance for SRLY tax NOLs	(61,167)	—
Valuation allowance for capital losses	(8,523)	(8,523)

	176,508	112,411
Deferred tax liabilities:
Property and equipment	18,695	11,411
Discounts on membership deposits and acquired notes	112,989	115,546
Other	19,312	17,441

Total gross deferred tax liabilities	150,996	144,398

Net deferred tax asset/(liability)	$25,512	$(31,987)

ClubCorp, Inc.

Notes to Consolidated Financial Statements

Note 15. Selected quarterly financial data, (unaudited)

Operations for the first three quarters consist of 12 weeks each and the fourth quarter includes 17 weeks for fiscal year 2002, and 12 weeks and 16 weeks for fiscal year 2003.

Interim results are shown for consolidated totals (including discontinued operations) and are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. A detail of continuing and discontinued operating revenues is provided as part of Revenue Recognition in Note 1. Selected quarterly financial data are summarized as follows (dollars in thousands, except per share data):

	Quarters
	First	Second	Third	Fourth
Fiscal Year 2002
Operating revenues	$190,386	$251,526	$232,131	$317,402
Loss before income tax	$(21,708)	$(5,843)	$(14,564)	$(52,092)
Net loss	$(15,068)	$(5,040)	$(10,914)	$(30,532)
Basic and diluted loss per share:	$(0.16)	$(0.05)	$(0.12)	$(0.33)

Fiscal Year 2003
Operating revenues	$181,404	$233,800	$223,114	$285,281
(Loss) income before income tax	$(24,980)	$1,649	$(7,514)	$(14,827)
Net loss	$(17,036)	$(941)	$(8,436)	$(78,833)
Basic and diluted loss per share:	$(0.18)	$(0.01)	$(0.09)	$(0.84)

Included in the fourth quarter of 2003 is a tax charge of $65,000,000 related to an adjustment in our valuation allowance on deferred tax assets (Note 14).

Included in fourth quarter of fiscal year 2002 is impairment of approximately $22,745,000 related to held for use and held for sale properties.

ANNEX A

LIST OF FACILITIES

Property	Location		Business Type	Ownership
Country Club & Golf Facilities
Diamante Country Club	Hot Springs Village	AR.	Private Country Club	Joint Venture
Gainey Ranch Country Club	Scottsdale	AZ.	Private Country Club	Owned
Braemar Country Club	Tarzana	CA.	Private Country Club	Owned
Canyon Crest Country Club	Riverside	CA.	Private Country Club	Owned
Coto de Caza Golf & Racquet Club	Coto de Caza	CA.	Private Country Club	Owned
Crow Canyon Country Club	Danville	CA.	Private Country Club	Owned
Desert Falls Country Club	Palm Desert	CA.	Private Country Club	Owned
Granite Bay Golf Club	Granite Bay	CA.	Private Country Club	Joint Venture
Indian Wells Country Club	Indian Wells	CA.	Private Country Club	Owned
Mission Hills Country Club	Rancho Mirage	CA.	Private Country Club	Owned
Morgan Run Resort & Club	Rancho Santa Fe	CA.	Private Country Club	Joint Venture
Porter Valley Country Club	Northridge	CA.	Private Country Club	Owned
Shadowridge Country Club	Vista	CA.	Private Country Club	Owned
Spring Valley Lake Country Club	Victorville	CA.	Private Country Club	Owned
Stoneridge Country Club	Poway	CA.	Private Country Club	Managed
Aspen Glen Golf Company	Carbondale	CO.	Private Country Club	Owned
Countryside Country Club	Clearwater	FL.	Private Country Club	Owned
Deercreek Country Club	Jacksonville	FL.	Private Country Club	Owned
East Lake Woodlands Country Club	Oldsmar	FL.	Private Country Club	Owned
Hunter’s Green Country Club	Tampa	FL.	Private Country Club	Owned
Monarch Country Club	Palm City	FL.	Private Country Club	Joint Venture
Tampa Palms Golf & Country Club	Tampa	FL.	Private Country Club	Owned
Eagle’s Landing Country Club	Stockbridge	GA.	Private Country Club	Owned
Laurel Springs Golf Club	Suwanee	GA.	Private Country Club	Joint Venture
Northwood Country Club	Lawrenceville	GA.	Private Country Club	Owned
Knollwood Country Club	Granger	IN.	Private Country Club	Owned
Crestview Country Club	Wichita	KS.	Private Country Club	Managed
Nicklaus Golf Club at LionsGate	Overland	KS.	Private Country Club	Joint Venture
Southern Trace Country Club	Shreveport	LA.	Private Country Club	Owned
Ipswich Country Club	Ipswich	MA.	Private Country Club	Owned
Oak Pointe Country Club	Brighton	MI.	Private Country Club	Owned
Canyon Gate Country Club	Las Vegas	NV.	Private Country Club	Owned
Firestone Country Club	Akron	OH.	Private Country Club	Owned
Quail Hollow Country Club	Painesville	OH.	Private Country Club	Owned
Silver Lake Country Club	Silver Lake	OH.	Private Country Club	Managed
Greens Country Club	Oklahoma City	OK.	Private Country Club	Owned
Diamond Run Golf Club	Sewickley	PA.	Private Country Club	Owned
Treesdale Golf & Country Club	Gibsonia	PA.	Private Country Club	Owned
Country Club of Hilton Head	Hilton Head	SC.	Private Country Club	Owned
Woodside Plantation Country Club	Aiken	SC.	Private Country Club	Owned
April Sound Country Club	Montgomery	TX.	Private Country Club	Owned
Atascocita Country Club	Humble	TX.	Private Country Club	Owned
Bay Oaks Country Club	Houston	TX.	Private Country Club	Owned
Brookhaven Country Club	Dallas	TX.	Private Country Club	Owned
Canyon Creek Country Club	Richardson	TX.	Private Country Club	Owned
Club at Cimarron	Mission	TX.	Private Country Club	Owned
Fair Oaks Ranch & Country Club	Fair Oaks Ranch	TX.	Private Country Club	Owned
Falcon Point Club	Katy	TX.	Private Country Club	Owned
Gleneagles Country Club	Plano	TX.	Private Country Club	Owned
Hackberry Creek Country Club	Irving	TX.	Private Country Club	Owned
Hearthstone Country Club	Houston	TX.	Private Country Club	Owned

ANNEX A

LIST OF FACILITIES

Property	Location		Business Type	Ownership
The Hills Country Club at Lakeway	Austin	TX.	Private Country Club	Owned
Kingwood Country Club	Kingwood	TX.	Private Country Club	Owned
Las Colinas Country Club	Irving	TX.	Private Country Club	Owned
Lost Creek Country Club	Austin	TX.	Private Country Club	Owned
Oakmont Country Club	Corinth	TX.	Private Country Club	Owned
Ranch Country Club	McKinney	TX.	Private Country Club	Owned
Shady Valley Country Club	Arlington	TX.	Private Country Club	Owned
Stonebriar Country Club	Frisco	TX.	Private Country Club	Joint Venture
Stonebridge Country Club	McKinney	TX.	Private Country Club	Owned
Timarron Country Club	Southlake	TX.	Private Country Club	Owned
Trophy Club Country Club	Trophy Club	TX.	Private Country Club	Owned
Walnut Creek Country Club	Mansfield	TX.	Private Country Club	Owned
Wildflower Country Club	Temple	TX.	Private Country Club	Owned
Willow Creek Golf Club	Spring	TX.	Private Country Club	Leased
Greenbrier Country Club	Chesapeake	VA.	Private Country Club	Owned
Piedmont Golf Club	Haymarket	VA.	Private Country Club	Owned
River Creek Country Club	Leesburg	VA.	Private Country Club	Owned
Stonehenge Golf & Country Club	Richmond	VA.	Private Country Club	Owned
Vista Vallarta Club de Golf	Puerto Vallarta, Mexico		Private Country Club	Joint Venture
Marina Vallarta Club de Golf	Puerto Vallarta, Mexico		Private Country Club	Owned
Pok-ta-pok Club de Golf Cancun	Cancun, Mexico		Private Country Club	Managed
Macquarie Links International Golf Club	Sydney, Australia		Private Country Club	Owned
Debary Golf & Country Club	Debary	FL.	Semi-Private Golf Club	Owned
Haile Plantation Golf & Country Club	Gainesville	FL.	Semi-Private Golf Club	Joint Venture
Queens Harbour Country Club	Jacksonville	FL.	Semi-Private Golf Club	Owned
Nicklaus Golf Club at BirchRiver	Dahlonega	GA.	Semi-Private Golf Club	Joint Venture
Trophy Club of Gwinnett	Snellville	GA.	Semi-Private Golf Club	Owned
The Currituck Club	Corolla	NC.	Semi-Private Golf Club	Leased
Devil’s Ridge Golf Club	Holly Springs	NC.	Semi-Private Golf Club	Owned
Lochmere Golf Club	Cary	NC.	Semi-Private Golf Club	Owned
Nags Head Golf Links	Nags Head	NC.	Semi-Private Golf Club	Owned
The Neuse Golf Club	Clayton	NC.	Semi-Private Golf Club	Owned
Golden Bear Golf Club at Indigo Run	Hilton Head	SC.	Semi-Private Golf Club	Owned
Live Oak Golf Club	Austin	TX.	Semi-Private Golf Club	Owned
Yaupon Golf Club	Austin	TX.	Semi-Private Golf Club	Owned
Lakelands Golf Club	Gold Coast, Australia		Semi-Private Golf Club	Owned
Links at Port Douglas Golf Club	Port Douglas, Australia		Semi-Private Golf Club	Leased
North Lakes Golf Club	Brisbane, Australia		Semi-Private Golf Club	Owned
Isla Maya Golf Club	Cozumel, Mexico		Semi-Private Golf Club	Joint Venture
Airways Municipal Golf Course	Fresno	CA.	Public Golf	Leased
Aliso Viejo Golf Club	Fresno	CA.	Public Golf	Owned
Empire Ranch Golf Club	Folsom	CA.	Public Golf	Leased
Teal Bend Golf Club	Sacramento	CA.	Public Golf	Leased
Turkey Creek Golf Club	Lincoln	CA.	Public Golf	Leased
Bear’s Best Atlanta	Atlanta	GA.	Public Golf	Joint Venture
Bear’s Best Las Vegas	Las Vegas	NV.	Public Golf	Joint Venture
Bear Creek Golf Club	DFW Airport	TX.	Public Golf	Leased

Resorts
Pinehurst Resort & Country Club	Pinehurst	NC.	Resorts	Owned
Barton Creek Resort	Austin	TX.	Resorts	Owned
The Homestead	Hot Springs	VA.	Resorts	Owned

ANNEX A

LIST OF FACILITIES

Property	Location		Business Type	Ownership
Business & Sports Clubs
Capital City Club - Montgomery	Montgomery	AL.	Business	Leased
Heritage Club	Huntsville	AL.	Business	Leased
Summit Club	Birmingham	AL.	Business	Leased
Center Club - Costa Mesa	Costa Mesa	AZ	Business	Leased
City Club on Bunker Hill	Los Angeles	CA.	Business	Leased
University Club Atop Symphony Towers	San Diego	CA.	Business	Leased
Centre Club - Tampa	Tampa	FL.	Business	Leased
Governors Club	West Palm Beach	FL.	Business	Leased
Tower Club - Ft. Lauderdale	Ft. Lauderdale	FL.	Business	Leased
University Club at Florida State University	Tallahassee	FL.	Business	Joint Venture
Buckhead Club	Atlanta	GA.	Business	Leased
First City Club	Savannah	GA.	Business	Leased
One Ninety One Club	Atlanta	GA.	Business	Leased
Plaza Club - Hawaii	Honolulu	HI.	Business	Leased
410 Club & Conference Center	Chicago	IL.	Business	Managed
Chicago Mercantile Exchange Club	Chicago	IL.	Business	Managed
Metropolitan Club - Chicago	Chicago	IL.	Business	Leased
Plaza Club - Chicago	Chicago	IL.	Business	Leased
Skyline Club - Indianapolis	Indianapolis	IN.	Business	Leased
Jefferson Club - Louisville	Louisville	KY.	Business	Leased
Boston College Club	Boston	MA.	Business	Leased
Renaissance Club - Detroit	Detroit	MI.	Business	Leased
Skyline Club - Southfield	Southfield	MI.	Business	Leased
University Club of Jackson	Jackson	MS.	Business	Leased
Capital City Club - Raleigh	Raleigh	NC.	Business	Leased
Cardinal Club	Raleigh	NC.	Business	Leased
Carolina Club	Chapel Hill	NC.	Business	Managed
Piedmont Club	Winston-Salem	NC	Business	Leased
Bankers Club - Cincinnati	Cincinnati	OH.	Business	Leased
Shoreby Club	Bratenahl	OH.	Business	Managed
Pyramid Club	Philadelphia	PA.	Business	Leased
Capital City Club - Columbia	Columbia	SC.	Business	Leased
Commerce Club	Greenville	SC.	Business	Leased
Harbour Club	Charleston	SC.	Business	Leased
Club Le Conte	Knoxville	TN.	Business	Leased
Crescent Club	Memphis	TN.	Business	Leased
Nashville City Club	Nashville	TN.	Business	Managed
La Cima Club	Irving	TX.	Business	Leased
Plaza Club - Houston	Houston	TX.	Business	Leased
Plaza Club - San Antonio	San Antonio	TX.	Business	Leased
Tower Club - Dallas	Dallas	TX.	Business	Leased
University of Texas Club	Austin	TX.	Business	Leased
Tower Club - Tysons Corner	Vienna	VA.	Business	Leased
Town Point Club	Norfolk	VA.	Business	Leased
Columbia Tower Club	Seattle	WA.	Business	Leased
City Club of Washington	Washington	DC.	Business	Leased
Club at Franklin Square	Washington	DC.	Business	Leased
Capital Club	Beijing, China		Business	Joint Venture
Silicon Valley Capital Club	Fairfield	CA.	Business/Sports	Leased
Citrus Club	Orlando	FL.	Business/Sports	Leased
University Club of Jacksonville	Jacksonville	FL.	Business/Sports	Leased
Ravinia Club *	Atlanta	GA.	Business/Sports	Leased

ANNEX A

LIST OF FACILITIES

Property	Location		Business Type	Ownership
Fairlane Club	Dearborn	MI.	Business/Sports	Managed
Tower Club - Charlotte	Charlotte	NC.	Business/Sports	Leased
Capital Club - Columbus	Columbus	OH.	Business/Sports	Leased
Club at Society Center	Cleveland	OH.	Business/Sports	Leased
Dayton Racquet Club	Cleveland	OH.	Business/Sports	Leased
Rivers Club	Pittsburgh	PA.	Business/Sports	Leased
Greenspoint Club	Houston	TX.	Business/Sports	Owned
Houston Center Club	Houston	TX.	Business/Sports	Leased
Houston City Club	Houston	TX.	Business/Sports	Leased
Houston Metropolitan Racquet Club	Houston	TX.	Business/Sports	Leased
University Club of Houston	Houston	TX.	Business/Sports	Leased
Westlake Club	Houston	TX.	Business/Sports	Leased
Capital Club - Richmond	Richmond	VA.	Business/Sports	Leased
San Francisco Tennis Club	Fairfield	CA.	Sports Club	Owned
Cardio Fitness	Chicago	IL.	Sports Club	Leased
Athletic & Swim Club	New York	NY.	Sports Club	Leased
Le Club	Milwaukee	WI.	Sports Club	Owned