Form 10-K/A
period 2003-12-30
CLUBCORP INC
filed 2004-04-15
CIK 929455

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [    ] No [X]

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 17, 2003, based on the appraised price of the Registrant’s Common Stock at that date, was $55,004,998.

The number of shares of the Registrant’s Common Stock outstanding as of March 29, 2004 was 93,708,720.

EXPLANATORY NOTE

This Amendment No. 1 amends Item 15, Exhibit 10.27, 10.28 and 10.29 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004. The complete text of each item which has been amended is included. Text of items which have not been amended are not included.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

2

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following audited Consolidated Financial Statements of ClubCorp and our subsidiaries as of December 31, 2002 and December 30, 2003, and for the years ended December 25, 2001, December 31, 2002, and December 30, 2003 are included in this Annual Report on Form 10-K, beginning on Page F-1:

Independent Auditors’ Report

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)	All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the Notes thereto.

(a)(3)	Exhibits 10.1, 10.3 and 10.4, 10.8 through 10.18, are compensatory plans. See Index to Exhibits on page 40.

(b)	Reports on Form 8-K

None.

(c)	Exhibits

See Index to Exhibits on page 40.

(d)	Financial Statement Schedules

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

Date: April 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
* Robert H. Dedman, Jr.	Chairman of the Board and Chief Executive Officer	April 15, 2004

*	President, Chief Operating Officer, and Director	April 15, 2004
John A. Beckert

*	Director	April 15, 2004
Nancy M. Dedman

*	Director	April 15, 2004
Patricia Dedman Dietz

*	Director	April 15, 2004
James L. Singleton

*	Director	April 15, 2004
Bahram Shirazi

By:	/s/Angela A. Stephens

Angela A. Stephens Attorney-in-Fact

*	Power of Attorney authorizing Angela A. Stephens to sign this annual report on Form 10-K on behalf of the directors and certain officers of the Company is filed with the Securities and Exchange Commission. See the Power of Attorney on the Index to Exhibits, exhibit 24.1.

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1*	Articles of Incorporation, as amended, of ClubCorp, Inc.
3.2*	Bylaws, as amended, of Club Corporation International
4.1*	Specimen Certificate evidencing Common Stock of Club Corporation International
4.2~~	Certificate of Incorporation of ClubCorp, Inc.
4.3**	Bylaws of ClubCorp, Inc.
10.1~	ClubCorp Employee Stock Ownership Plan
10.2*	Form of Stockholder Agreement for Club Corporation International
10.3~	ClubCorp Employee Stock Ownership Trust
10.4~	First Amendment to the ClubCorp Employee Stock Ownership Plan and ClubCorp Employee Stock Ownership Trust
10.5##	Stock Purchase Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October, 1999
10.6##	Stockholders Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October 26, 1999
10.7##	Form of Warrant to Purchase Common Stock of ClubCorp, Inc.
10.8@@	Second Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.9@@	Third Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.10@@	Fourth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.11@@	Fifth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.12@@	Sixth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.13%	Restated ClubCorp, Inc. Executive Stock Option Plan
10.14%	Restated ClubCorp, Inc. Omnibus Stock Plan
10.15%%	Second Amendment to ClubCorp Employee Stock Ownership Trust
10.16+	Seventh Amendment to ClubCorp, Inc. Employee Stock Ownership Plan
10.17+	Third Amendment to ClubCorp Employee Stock Ownership Trust
10.18+	2002 ClubCorp Comprehensive Compensation Plan
10.19++	Loan Agreement dated June 2, 2003 between Timarron Golf Club, Inc., Crow Canyon Management Corp., Northwood Management Corp. and Treesdale Country Club, Inc. and GMAC Commercial Mortgage Corporation
10.20++	Loan Agreement dated June 2, 2003 between Diamond Run Club, Inc., Greenbrier Country Club, Inc., Shadow Ridge Golf Club, Inc., Bay Oaks Country Club, Inc. and Woodside Plantation Country Club, Inc. and GMAC Commercail Mortgage Corporation
10.21++	Loan Agreement by and between Pacific Life Insurance Company and The Country Club Loan Parties Named herein dated as of June 2, 2003
10.22++	Loan Agreement by and between Pacific Life Insurance Company and The Resort Loan Parties Named herein dated as of June 2, 2003
10.23++	Loan Agreement dated June 4, 2003 between Textron Financial Corporation, ClubCorp, Inc., and each of the undersigned affiliates of ClubCorp
10.24++	Form of Promissory Note between Knollword Country Club, Inc. and Textron Financial Corporation dated June 4, 2003
10.25+++	Second Amendment to the ClubCorp, Inc. Omnibus Stock Plan
10.26+++	First Amendment to the ClubCorp, Inc. Executive Stock Option Plan
10.27	Employment Agreement between ClubCorp, Inc. and John A. Beckert, dated August 27, 2002
10.28	Employment Agreement Amendment between ClubCorp, Inc. and John A. Beckert, effective August 27, 2002
10.29	Second Amendment to Employment Agreement between ClubCorp, Inc and John A. Beckert, effective August 27, 2002
14	Code of Ethical Conduct for Financial Managers
21.1	Subsidiaries of ClubCorp, Inc.
23.1	Consent of KPMG LLP
23.2	Consent of Houlihan Lokey Howard and Zukin Financial Advisors, Inc.
24.1	Power of Attorney
31.1	Certification by Robert H. Dedman, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Robert H. Dedman, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-83496)
**	Incorporated by reference to our Post-Effective Amendment No. 1 to Form S-8 (Registration Nos. 33-89818, 33-96568, 333-08041, 333-57107 and 333-52612)
~	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 29, 1998
~~	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended March 23, 1999
~~~	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended September 7, 1999
##	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 28, 1999
@@	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 26, 2000
%	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended September 4, 2001
%%	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended March 19, 2002
+	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002
++	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended June 17, 2003
+++	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended September 9, 2003