Form 10-Q
period 2004-03-23
CLUBCORP INC
filed 2004-05-06
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 23, 2004

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

The number of shares of the Registrant’s Common Stock outstanding as of May 6, 2004 was 93,708,140.

CLUBCORP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REVIEW REPORT

The Board of Directors and Stockholders

ClubCorp, Inc.:

We have reviewed the consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of March 23, 2004, and the related consolidated statements of operations and cash flows for the twelve weeks ended March 23, 2004 and March 25, 2003. These consolidated financial statements are the responsibility of ClubCorp’s management.

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

As discussed in Notes 1 and 2 to the accompanying consolidated financial statements, effective March 23, 2004, the Company changed the method of accounting for its investment in a variable interest entity.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ClubCorp as of December 30, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 30, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Dallas, Texas

May 6, 2004

ClubCorp, Inc.

Consolidated Balance Sheet

(Dollars in thousands)

(Unaudited)

	December 30, 2003	March 23, 2004
Assets
Current assets:
Cash and cash equivalents	$90,195	$97,161
Membership and other receivables, net	84,703	63,723
Inventories	18,892	20,534
Other assets	23,567	18,644

Total current assets	217,357	200,062

Property and equipment, net	1,189,017	1,182,213
Other assets	140,014	141,518

Total assets	$1,546,388	$1,523,793

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$72,767	$71,395
Long-term debt - current portion	32,589	29,028
Other liabilities	99,673	109,309

Total current liabilities	205,029	209,732

Long-term debt	691,480	698,654
Other liabilities	187,626	169,623
Membership deposits	132,926	135,445

Redemption value of common stock held by benefit plan	38,190	38,190

Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 93,708,720 issued, 93,708,140 outstanding at December 30, 2003 and at March 23, 2004.	996	996
Additional paid-in capital	161,672	161,672
Accumulated other comprehensive loss	(6,266)	(6,186)
Retained earnings	195,341	176,278
Treasury stock, 5,885,688 shares at December 30, 2003, and 5,886,268 at March 23, 2004	(60,606)	(60,611)

Total stockholders’ equity	291,137	272,149

Total liabilities and stockholders’ equity	$1,546,388	$1,523,793

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Operations

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 25, 2003	March 23, 2004
Operating revenues	$176,372	$183,860
Operating costs and expenses	145,203	149,379
Depreciation and amortization	22,026	20,802
Selling, general and administrative expenses	20,417	16,670
Gain (loss) on disposals of assets	1,500	(788)

Operating loss from continuing operations	(9,774)	(3,779)

Interest and investment income	311	381
Interest expense	(14,975)	(13,912)

Loss from continuing operations before income taxes and minority interest	(24,438)	(17,310)

Income tax benefit (provision)	7,741	(1,362)
Minority interest	75	(157)

Loss from continuing operations	(16,622)	(18,829)

Discontinued operations:
Loss from discontinued operations before income taxes	(616)	(221)
Income tax benefit (provision)	202	(13)

Loss from discontinued operations	(414)	(234)

Net loss	$(17,036)	$(19,063)

Basic and diluted loss per share on:
Loss from continuing operations	$(0.18)	$(0.20)
Loss from discontinued operations	(0.00)	(0.00)

Basic and diluted loss per share	$(0.18)	$(0.20)

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statement of Cash Flows

(Dollars in thousands)

	Twelve Weeks Ended
	March 25, 2003	March 23, 2004
Cash flows from operations:
Loss from continuing operations	$(16,622)	$(18,829)
Adjustments to reconcile loss from continuing operations to cash flows provided from operations:
Loss from discontinued operations	(414)	(234)
Depreciation and amortization from continuing operations	22,026	20,802
Depreciation and amortization from discontinued operations	263	9
(Gain) loss on disposals of assets from continuing operations	(1,500)	788
Gain on disposals of assets from discontinued operations	(453)	—
Amortization of discount on membership deposits	2,166	2,693
Deferred income taxes	(8,957)	655
Decrease in real estate held for sale	327	132
Decrease in membership and other receivables, net	22,807	20,853
Decrease in accounts payable and accrued liabilities	(7,824)	(14,866)
Increase in deferred income	6,712	8,449
Increase in deferred membership revenues	4,430	4,332
Other	(365)	(1,036)

Cash flows provided from operations	22,596	23,748

Cash flows from investing activities:
Additions to property and equipment	(7,983)	(7,197)
Development of new facilities	(736)	—
Development of real estate ventures	(107)	(626)
Proceeds from disposition of subsidiaries and assets, net	5,163	—
Other	220	2,521

Cash flows used by investing activities	(3,443)	(5,302)

Cash flows from financing activities:
Borrowings of long-term debt	8,218	—
Repayments of long-term debt	(7,017)	(11,900)
Change in membership deposits	(893)	425
Other	—	(5)

Cash flows provided from (used by) financing activities	308	(11,480)

Net cash flows from continuing operations	20,065	7,191
Net cash flows from discontinued operations	(604)	(225)

Total cash flows from all operations	19,461	6,966

Cash and cash equivalents at beginning of period	2,426	90,195

Cash and cash equivalents at end of period	$21,887	$97,161

See accompanying Notes 2, 9, and 11 for supplemental disclosures of non-cash activities

See accompanying condensed notes to consolidated financial statements.

ClubCorp, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of significant accounting policies

Consolidation

The Consolidated Financial Statements include the accounts of ClubCorp, Inc. and its majority-owned subsidiaries that are not considered variable interest entities (VIEs) and the VIE for which the Company is the primary beneficiary (collectively ClubCorp). All material intercompany balances and transactions have been eliminated.

Interim presentation

The accompanying Consolidated Financial Statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted from the accompanying statements. We believe the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of ClubCorp for the year ended December 30, 2003 which are a part of ClubCorp’s 2003 Form 10-K.

In our opinion, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of March 23, 2004 and the consolidated results of operations and cash flows for the twelve weeks ended March 25, 2003 and March 23, 2004. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Cash and cash equivalents

For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include cash on hand and interest-bearing deposits in financial institutions, all of which have maturities of 180 days or less. Also contained in cash and cash equivalents is restricted cash of $22.4 million as of March 23, 2004. These agreements were entered into in during 2003, and are primarily used to collateralize letters of credit. These letters of credit have one-year terms and therefore, are included in current assets.

Recent Pronouncements

In January 2003, the FASB issued and then revised in December 2003, FASB Interpretation No. 46, (FIN 46R) “Consolidation of Variable Interest Entities” which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The assets, liabilities and noncontrolling interests of the newly consolidated variable interest entities were initially recorded at the amounts at which they would have been carried in the consolidated financial statements if FIN 46R had been effective when we first met the conditions to be the primary beneficiary of the variable interest entity. The difference between the net amount added to our Consolidated Statement of Operations and the amount of any previously recognized interest in the newly consolidated entity was not material and therefore was not recognized as a cumulative effect of an accounting change as of March 23, 2004. The adoption of FIN 46R has resulted in an increase in net assets of $1.1 million, including debt of $13.7 million to our Consolidated Balance Sheet. Prior periods were not restated. (See Note 2)

In April 2003, the FASB issued SFAS No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. Adoption of this statement had no impact on our consolidated financial statements.

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

ClubCorp, Inc.

In December 2003, the FASB issued SFAS No. 132R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement improves financial statement disclosures for defined benefit plans. We have not adopted these expanded disclosures as our pension plan is not a material component of our overall consolidated financial statements.

Reclassifications

Certain amounts previously reported have been reclassified to conform with the current period presentation.

Stock-based compensation

Stock-based compensation is accounted for using APB 25 and related interpretations. Under APB 25, if the exercise price of the options is greater than or equal to the market price at the date of grant, no compensation expense is recorded. We have also adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-based Compensation” for options issued, as amended by SFAS 148.

There were no options granted for the twelve weeks ended March 25, 2003 and March 23, 2004. Had compensation cost for the option plans been determined based on the fair value at the grant dates for the options, our net loss and net loss per share would have been changed to the following pro forma amounts (dollars in thousands, except per share amounts):

	Twelve Weeks Ended
	March 25, 2003	March 23, 2004
Net Loss as reported	$(17,036)	$(19,063)
Add: Total Stock-Based Compensation Expense determined under fair value method, net of taxes	—	(304)

Pro Forma Net Income (loss)	$(17,036)	$(19,367)

Loss per share - Reported	$(0.18)	$(0.20)

Loss per share - Pro Forma	$(0.18)	$(0.21)

Note 2. Variable Interest Entity

During 1994, ClubCorp formed a joint venture with a real estate developer to acquire undeveloped real estate and develop such real estate in Colorado around a country club.

Prior to the adoption of FIN 46R, ClubCorp accounted for its investment in the joint venture under the equity method, recording a majority of the venture’s operating results. ClubCorp is the general partner of the joint venture, however ClubCorp does not control a majority percentage; therefore, operating decisions would have to go to arbitration in the event of a split in voting. ClubCorp records 100% of all losses and then participates in earnings proportionally with the other partners.

The joint venture purchases virtually all the support services it requires from both ClubCorp and from the real estate developer under management service agreements, which expire at the completion of the development.

With the adoption of FIN 46R, ClubCorp has consolidated the joint venture in its March 23, 2004 Consolidated Balance Sheet, as the joint venture was determined to be a variable interest entity with ClubCorp as its primary beneficiary. Due to the historical net operating losses of the joint venture in excess of the equity interests of the joint venture not owned by ClubCorp, no noncontrolling interests are reporting in ClubCorp’s March 23, 2004 Consolidated Balance Sheet. The investment was carried as a $19.8 million liability on the December 28, 2003 Consolidated Balance Sheet.

ClubCorp, Inc.

The joint venture was financed by the assumption of debt of approximately $20.0 million, of which $13.7 million is currently outstanding and is included in long-term debt, and accrued interest of approximately $10.0 million on the March 23, 2004 Consolidated Balance Sheet. The majority of the joint venture’s debt is payable only out of distributable cash flow, as defined by the agreements. If there is no distributable cash flow, then the joint venture is not obligated to pay the parties subject to the loan agreements. The notes are subordinated and junior to other liens and are collateralized by the real estate owned by the joint venture. The creditors of the joint venture do not have recourse to other assets of ClubCorp.

Note 3. Operating revenues

We recognize revenues from the following sources (dollars in thousands):

	Twelve Weeks Ended
	March 25, 2003	March 23, 2004
Revenues from continuing operations:
Membership dues	$71,994	$75,348
Membership fees and deposits recognized	8,916	9,237
Food and beverage revenues	44,699	49,318
Golf operations revenues	28,468	27,357
Lodging revenues	7,491	8,137
Other revenues	14,804	14,463

Total operating revenues from continuing operations	$176,372	$183,860

Revenues from discontinued operations:
Membership dues	$2,267	$636
Membership fees and deposits recognized	178	1
Food and beverage revenues	1,387	340
Golf operations revenues	828	—
Lodging revenues	—	—
Other revenues	372	130

Total operating revenues from discontinued operations	$5,032	$1,107

Total operating revenue	$181,404	$184,967

Note 4. Income tax benefit (provision)

The income tax benefit (provision) for the twelve weeks ended March 25, 2003 and March 23, 2004 differ from amounts computed by applying the U.S. Federal tax rate of 35% to loss from operations before income taxes and minority interest primarily due to foreign and state income taxes, net of Federal benefit (provision), and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes. We fully reserved all additional tax benefits from available carryforwards of net operating losses generated and recorded an income tax provision only to the extent that existing timing differences reversed.

ClubCorp, Inc.

Note 5. Weighted average shares

Loss per share is computed using the weighted average number of shares outstanding of 93,742,191 and 93,708,675 for basic loss per share calculations for the twelve weeks ended March 25, 2003 and March 23, 2004, respectively. The potential common stock equivalents for the assumed conversion of options and warrants to purchase common stock of 92,204 shares for the twelve weeks ended March 23, 2004 are antidilutive due to the net loss for the quarter. There were no such common stock equivalents for the twelve weeks ended March 25, 2003.

Note 6. Property and equipment

Property and equipment consists of the following (dollars in thousands):

	December 30, 2003	March 23, 2004
Land and land improvements	$724,903	$726,479
Buildings and recreational facilities	501,210	503,410
Leasehold improvements	105,708	105,864
Furniture and fixtures	132,067	132,371
Machinery and equipment	264,864	267,425
Construction in progress	9,888	12,277

	1,738,640	1,747,826
Accumulated depreciation and amortization	(549,623)	(565,613)

	$1,189,017	$1,182,213

ClubCorp, Inc.

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

As of March 23, 2004, we had two properties classified as held for sale. The balance sheet amounts related to these two properties are classified in Other Current Assets and Other Current Liabilities on the Consolidated Balance Sheet and are comprised of the following (dollars in thousands):

	December 30, 2003	March 23, 2004
Membership and other receivables, net	$481	$426
Inventories	60	51
Other current assets	406	20
Property and equipment, net	13	144
Other assets	30	29

Total assets	$990	$670

Accounts payable and accrued liabilities	$184	$269
Other current liabilities	1,003	229
Long-term debt	14	12
Other liabilities	220	250
Membership deposits	1,492	1,515

Total liabilities	$2,913	$2,275

The two properties were reclassified to Discontinued Operations on the Consolidated Statement of Operations for all periods presented. See Note 10 for detail of the Statement of Operations impact of Discontinued Operations by segment and in total.

Note 8. Comprehensive loss

The following summarizes the components of comprehensive loss (dollars in thousands):

	Twelve Weeks Ended
	March 25, 2003	March 23, 2004
Net Loss	$(17,036)	$(19,063)
Changes in fair value of derivative instruments and hedging activities, net of income taxes	1,295	—
Foreign currency translation adjustment	(1,496)	80

Total comprehensive loss	$(17,237)	$(18,983)

ClubCorp, Inc.

Note 9. Long term debt

During the quarter ended March 23, 2004, our overall debt balance increased by $3.6 million comprised of $13.7 million from the consolidation of one of our entities in accordance with FIN 46R (see note 2), partially offset by repayments of $11.9 million.

Under the provisions of our debt agreement with Textron Financial Corporation (Textron), we are required to maintain certain debt service ratios at both the portfolio and individual property level. Each of the individual loans have cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of March 23, 2004, it came to our attention that the debt service ratio (as defined in the agreement) was below the minimum level for certain properties participating in the loan, thereby causing the entire loan ($56 million) to be in technical default. We have obtained a waiver dated May 4, 2004, in which the lender waived its right to exercise its rights and remedies under the loan through September 30, 2005 for named properties in noncompliance occurring at or before September 7, 2004. We may cure any default without a waiver, if necessary, by paying down a portion of the debt to regain compliance, provide an asset replacement pursuant to the loan agreement or provide the lender with additional collateral, subject to their review and approval. This prepayment amount is currently approximately $4.4 million and included in the current portion of long-term debt in the Consolidated Balance Sheet as of March 23, 2004.

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

ClubCorp, Inc.

Financial information for the segments is as follows (dollars in thousands):

Consolidated Statement of Operations:

	Continuing Operations Twelve Weeks Ended		Discontinued Operations Twelve Weeks Ended
	March 25, 2003	March 23, 2004	March 25, 2003	March 23, 2004
Country Club and Golf Facilities:
Operating revenues	$97,964	$102,522	$2,532	$—
Operating costs and expenses (1)	76,887	81,900	2,841	2
Depreciation and amortization	10,996	11,527	173	—

Operating income (loss)	$10,081	$9,095	$(482)	$(2)

EBITDA	$21,077	$20,622	$(309)	$(2)

Business and sports clubs:
Operating revenues	$47,846	$49,173	$2,500	$1,107
Operating costs and expenses (1)	42,864	43,360	2,830	1,213
Depreciation and amortization	2,676	2,560	88	9

Operating income (loss)	$2,306	$3,253	$(418)	$(115)

EBITDA	$4,982	$5,813	$(330)	$(106)

Resorts:
Operating revenues	$28,753	$31,336	$—	$—
Operating costs and expenses (1)	29,292	31,671	—	—
Depreciation and amortization	4,584	3,865	—	—

Operating loss	$(5,123)	$(4,200)	$—	$—

EBITDA	$(539)	$(335)	$—	$—

Other operations and services:
Operating revenues	$1,809	$829	$—	$—
Operating costs and expenses (1)	16,577	9,118	157	16
Depreciation and amortization	3,770	2,850	—	—

Operating loss	$(18,538)	$(11,139)	$(157)	$(16)

EBITDA	$(14,768)	$(8,289)	$(157)	$(16)

Consolidated Operations:
Operating revenues	$176,372	$183,860	$5,032	$1,107
Operating costs and expenses (1)	165,620	166,049	5,828	1,231
Depreciation and amortization	22,026	20,802	261	9

Operating loss	$(11,274)	$(2,991)	$(1,057)	$(133)

EBITDA	$10,752	$17,811	$(796)	$(124)

(1) Includes operating costs and expenses as well as selling, general and administrative expenses.
(2) Reconciliation to loss from operations before income taxes and minority interest:

Operating loss	$(11,274)	$(2,991)	$(1,057)	$(133)
Gain (loss) on disposals and impairment of assets	1,500	(788)	453	—
Interest and investment income	311	381	—	—
Interest expense	(14,975)	(13,912)	(12)	(88)

Loss from operations before income taxes and minority interest	$(24,438)	$(17,310)	$(616)	$(221)

ClubCorp, Inc.

Note 11. Contingencies

During 2003, we recorded charges totaling $4.1 million related to three lawsuits to cover incurred litigation fees and estimated settlement charges. Two of the three lawsuits have settled during the quarter ended March 23, 2004 at amounts approximating our accrual. It is probable that we will incur additional charges related to the third lawsuit; however, at this time, we have not set up an additional accrual as we believe the actual settlement is not estimable at this time. An escrow of $4.5 million has been established pertaining to this matter until the lawsuit is resolved. Alleged claims in this suit relate to a disagreement with union employees and subsequent settlement for potential lost wages and benefits over a period of time from 1997 – 2002. The maximum damages alleged by the arbitration board total $5 million before penalty, interest and legal fees; however, we believe that there is still significant discovery to be done in this area.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of March 23, 2004, we operated 98 country clubs, golf clubs and public golf facilities, three destination golf resorts and 69 business, sports and business/sports clubs in 29 states and three foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in North Carolina, The Homestead® Resort in Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles.

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

Our consolidated financial statements are presented on a 52/53 week fiscal year ending on the last Tuesday of December, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The following discussion of our financial condition and results of operations for the 12 weeks ended March 25, 2003 and March 23, 2004 should be read in conjunction with the our Annual Report on Form 10-K for the year ended December 30, 2003, as filed with the Securities and Exchange Commission.

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

We use EBITDA to monitor our property-level and overall performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and losses on disposals and impairment of assets and includes both continuing and discontinued operations. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurement of EBITDA may not be comparable to similarly titled measures reported by other companies. See Note 10 to our Condensed Notes to Consolidated Financial Statements for a reconciliation of this measure to our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

As of our reporting period ended September 9, 2003, we adjusted our segment information to be more in line with our internal reporting. The two key components that were changed were (1) recording elimination entries at the consolidated level instead of allocating them to each segment and (2) reviewing gain/loss from disposal and impairment of assets at the consolidated level. The remaining numbers by segment (operating revenues, operating expenses, depreciation and amortization, and EBITDA) then reflect the numbers that help drive our business decisions. Reclassifications have been made for all periods presented in accordance with generally accepted accounting principles.

12 Weeks Ended March 25, 2003 Compared to 12 Weeks Ended March 23, 2004

Consolidated Operations – Continuing Operations

Operating revenues increased from $176.4 million for first quarter 2003 to $183.9 million for first quarter 2004. This increase was comprised primarily of operating revenue increases of $4.6 million at our country club and golf facilities, $2.6 million at our resorts and $1.3 million at our business and sports clubs, partially offset by a decrease of $1.0 million in our other operations and services.

Gain on disposals and impairment of assets was $1.5 million for first quarter 2003 as compared to a loss of $0.8 million for first quarter 2004. Included in these figures are impairment losses of $0.9 million recorded in the 12 weeks ended March 23, 2004 to write down the carrying value of certain properties.

Excluding the impact of disposals and impairment of assets, operating loss improved from $11.3 million for first quarter 2003 to $3.0 million for first quarter 2004. This improvement was primarily due to the increase in revenues mentioned above, decreased selling, general and administrative expenses of $3.7 million and decreased depreciation and amortization of $1.2 million, partially offset by increased operating costs and expenses of $4.2 million. Selling, general and administrative expenses declined as a result of expense controls in offsite and field operations. Depreciation and amortization decreased as a result of several fully depreciated assets at our existing properties. Operating costs and expenses increased due to higher usage primarily at country club and golf facilities as well as at the resorts. Loss from operations before income taxes and minority interest improved from $24.4 million for first quarter 2003 to $17.3 million for first quarter 2004 primarily as a result of the increase in operating income mentioned above. Interest expense decreased by $1.1 million primarily related to discount amortization.

Discontinued Operations

At March 23, 2004, the operations of 36 divested properties and two properties currently held for sale were included in discontinued operations. Operating revenues for these properties decreased from $5.0 million for first quarter 2003 to $1.1 million for first quarter 2004. Segment operating loss before the impact of disposals and impairment of assets from these properties improved $0.9 million from first quarter 2003 to first quarter 2004 primarily as only two held for sale entities had activity in 2004. Gain on disposals of assets was $0.5 million for the twelve weeks ended March 25, 2003. There were no disposals for the twelve weeks ended March 23, 2004. In accordance with SFAS 144, depreciation expense was not recorded in the current quarter for these properties classified as held for sale.

Segment and Other Information – 12 weeks

Country Club and Golf Facilities

The following table presents certain summary financial and other operating data for our country club and golf facilities segment for the first quarters ended March 25, 2003 and March 23, 2004 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2003	2004	2003	2004
Number of facilities at end of period	98	98	98	98
Operating revenues	$89,606	$95,490	$89,692	$95,490
Recognition of membership fees and deposits	8,272	7,032	8,272	7,032

Total operating revenues	$97,878	$102,522	$97,964	$102,522

Operating costs and expenses (1)	76,773	81,900	76,887	81,900
Depreciation and amortization	10,996	11,527	10,996	11,527

Segment operating income from continuing operations	$10,109	$9,095	$10,081	$9,095

Segment operating income from discontinued operations	$—	$—	$(482)	$(2)

EBITDA	$21,105	$20,622	$20,768	$20,620

(1)	Excludes intercompany consulting fees of $2.2 million and $3.9 million for Same Store and Total in 2003 and 2004, respectively. Fees increased in 2004 in conjunction with the terms of our new debt facility.

Continuing Operations. Total operating revenues increased $4.6 million from first quarter 2003 to first quarter 2004 for same store country club and golf facilities. This increase was primarily due to increased food and beverage sales of $2.5 million, golf operations revenues of $1.6 million and membership dues of $1.6 million, partially offset by decreased recognition of membership fees and deposits of $1.2 million. Food and beverage revenues increased as a result of increased activity at our clubs. Golf operations revenue increased due to higher rounds as a result of the increased activity at our clubs. Membership dues increased as a result of positive membership trends when comparing first quarter 2003 to first quarter 2004 as well as price increases. Recognition of membership fees and deposits decreased primarily due to a change in the allocation procedures of revenue over 13 periods versus equal amounts in each of our four quarters.

Segment operating income decreased $1.0 million at same store country club and golf facilities from first quarter 2003 to first quarter 2004 as a result of the increase in revenues mentioned above, offset by increased operating costs and expenses of $5.1 million. Operating costs and expenses increased primarily due to the increased usage at our clubs which resulted in increased food and beverage and golf operations expenses of $2.4 million and $1.2 million, respectively. Overall, both food and beverage and golf operating margins improved when comparing first quarter 2003 to first quarter 2004.

Discontinued Operations. The operations of 25 divested country club and golf facilities were included in discontinued operations. Segment operating income for these properties improved $0.5 million from first quarter 2003 to first quarter 2004 as a result of decreased activity related to the divested entities.

Resorts

The following table presents certain summary financial and other operating data for our resorts segment for the first quarters ended March 25, 2003 and March 23, 2004 (dollars in thousands):

	Same Store Resorts		Total Resorts
	2003	2004	2003	2004
Number of facilities at end of period (1)	3	3	3	3
Operating revenues	$27,166	$29,885	$27,204	$29,918
Recognition of membership fees and deposits	1,549	1,418	1,549	1,418

Total operating revenues	$28,715	$31,303	$28,753	$31,336

Operating costs and expenses (2)	29,241	31,195	29,292	31,671
Depreciation and amortization	4,473	3,774	4,584	3,865

Segment operating loss from continuing operations	$(4,999)	$(3,666)	$(5,123)	$(4,200)

Segment operating income from discontinued operations	$—	$—	$—	$—

EBITDA	$(526)	$108	$(539)	$(335)

Lodging data: (3 resorts) (1)
Room nights available	99,792	99,792
Room nights sold	42,473	43,996
Paid occupancy rate	42.6%	44.1%
Average daily revenue per occupied room (3)	$551	$593
Average daily revenue per available room (3)	$235	$261

(1)	Number of facilities and lodging data is comprised is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. Other ancillary resort operations are included in summary financial data for Total Resorts.
(2)	Excludes intercompany consulting fees of $1.9 million in 2004 for Same Store and Total. There were no intercompany consulting fees in 2003.
(3)	Average daily revenue per occupied room and average daily revenue per available room are based on total operating revenues excluding membership dues, recognition of member initiation fees, and net managed rooms commissions.

Continuing Operations. Total operating revenues increased $2.6 million from first quarter 2003 to first quarter 2004 for same store resorts. This increase was primarily due to increased food and beverage sales of $1.2 million, lodging revenues of $0.8 and other recreation revenues of $0.7 million. Food and beverage sales increased as a result of higher occupancy and spending by social guests during the quarter at The Homestead and Barton Creek. Lodging revenues increased as a result of increased room nights and higher average room rates from the prior year, primarily at The Homestead. Other recreation revenues increased as a result of increased ski revenues at The Homestead.

Segment operating loss decreased $1.3 million from first quarter 2003 to first quarter 2004 for same store resorts. This improvement was due to by the increase in revenues mentioned above and decreased depreciation and amortization of $0.7 million, partially offset by a $2.0 million increase in operating costs and expenses. Depreciation and amortization decreased $0.7 million at Barton Creek due to fixed assets written-off in the prior year and several fully depreciated assets. Operating costs and expenses increased due to higher food and beverage expenses of $1.1 million related to the higher occupancy and spending mentioned above at The Homestead and Barton Creek. Food and beverage operating margins improved when comparing first quarter 2003 to first quarter 2004. Other recreation operating expenses increased $0.7 million from increased usage at The Homestead, primarily related to ski expenses.

Business and Sports Clubs

The following table presents certain summary financial and other operating data for our business and sports clubs segment for the first quarters ended March 25, 2003 and March 23, 2004 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2003	2004	2003	2004
Number of facilities at end of period	67	67	67	67
Operating revenues	$47,199	$48,623	$47,199	$48,623
Recognition of membership fees and deposits	646	550	647	550

Total operating revenues	$47,845	$49,173	$47,846	$49,173

Operating costs and expenses (1)	42,863	43,360	42,864	43,360
Depreciation and amortization	2,676	2,560	2,676	2,560

Segment operating income from continuing operations	$2,306	$3,253	$2,306	$3,253

Segment operating loss from discontinued operations	$(209)	$(118)	$(418)	$(115)

EBITDA	$4,827	$5,709	$4,652	$5,707

(1)	Excludes intercompany consulting fees of $1.2 million and $1.3 million for Same Store and Total, respectively, in 2003 and 2004.

Continuing Operations. Total operating revenues increased $1.3 million from first quarter 2003 to first quarter 2004 at same store business and sports clubs. This increase was primarily comprised of a $1.0 million increase in food and beverage sales and a $0.4 million increase in membership dues. Food and beverage revenues increased primarily as a result of increased spending in ala carte and other revenue. Most clubs had a higher per check average in 2004. Membership dues increased due to the impact of the Signature Gold program.

Segment operating income increased $0.9 million from first quarter 2003 to first quarter 2004 at same store business and sports clubs due to the increase in revenues mentioned above, partially offset by a related increase in operating costs and expenses of $0.5 million. Operating margins were positively impacted by improved food and beverage margins due to expense controls in purchasing and operations.

Discontinued Operations. The operations of nine divested and two currently held for sale business and sports clubs were included in discontinued operations. Segment operating loss from these properties improved $0.3 million from first quarter 2003 to first quarter 2004.

Other Operations and Services – Continuing Operations

Operating loss from other operations and services improved by $7.4 million from first quarter 2003 to first quarter 2004 primarily due to improvements in general and administrative expenses as well as a charge of $1.0 million recorded in 2003 to cover settlements of lawsuits related to one of our former properties. General and administrative expenses decreased primarily related to cost cutting initiatives during the first quarter of 2003. Additionally, depreciation and amortization has decreased by $0.9 million as several fixed assets have become fully depreciated.

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

Liquidity and Capital Resources

Historically, we have financed our operations and cash needs primarily through cash flows from operations, borrowings under credit facilities, and to a lesser extent, proceeds from divestitures. We anticipate using cash flow from operations for the remainder of 2004 and the immediate future thereafter principally to fund planned capital replacement expenditures, to repay debt and to build cash reserves. It is anticipated that beginning in 2005, we will also use our cash flow to grow and expand our business through a combination of improvements and expansions of existing facilities and acquisitions of additional properties. We believe any unit growth in the remainder of 2004 will be undertaken by entering into management contracts or lease agreements, while in 2005 and beyond, growth could take the form of both ownership and management opportunities, principally in the golf and resort segments.

We distinguish uses of cash for capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and investments in joint ventures. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members’ expectations and to attract new members. Capital expansions are strategic expansions of existing and newly acquired facilities and resorts that we believe will provide opportunities to expand our membership base and room nights and positively affect long-term cash flows. Historically, capital expansions have been funded by operating cash flows and external debt. We expect to spend approximately $7 million in 2004 on capital expansions and improvements to existing facilities of which $1.0 million has already been spent. Total capital expenditures are expected to be approximately $60 million in 2004 of which $7.2 million has already been spent. Net cash flows used by investing activities were $5.3 million for the 12 weeks ended March 23, 2004 as compared to $3.4 million for the 12 weeks ended March 25, 2003.

Net cash flows from financing activities were a use of $11.5 million for the 12 weeks ended March 23, 2004 as compared to cash provided of $0.3 million for the 12 weeks ended March 25, 2003 due to increased repayments of debt in 2004 and no new borrowings. Under the provisions of our debt agreement with Textron Financial Corporation (Textron), we are required to maintain certain debt service ratios at both the portfolio and individual property level. Each of the individual loans have cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of March 23, 2004, it came to our attention that the debt service ratio (as defined in the agreement) was below the minimum level for certain properties participating in the loan, thereby causing the entire loan ($56 million) to be in technical default. We have obtained a waiver dated May 4, 2004, in which the lender waived its right to exercise its rights and remedies under the loan through September 30, 2005 for named properties in noncompliance occurring at or before September 7, 2004. We may cure any default without a waiver, if necessary, by paying down a portion of the debt to regain compliance, provide an asset replacement pursuant to the loan agreement or provide the lender with additional collateral, subject to their review and approval. This prepayment amount is currently approximately $4.4 million and included in the current portion of long-term debt in the Consolidated Balance Sheet as of March 23, 2004. Overall, our cash flow situation has improved as the refinancing in June 2003 provided us with additional working capital and liquidity, as well as favorable interest rates.

Net cash flows provided from by operations increased to $23.7 million in the 12 weeks ended March 23, 2004 from $22.6 million in the 12 weeks ended March 25, 2003 primarily due to working capital needs. We believe we have adequate capital resources to fund our operations and strategy for the immediate future. In the event that this is not the case, the company could use its existing cash reserves to meet its obligations or delay or cancel certain capital repair or expansion projects.

Factors That May Affect Future Operating Results and the Accuracy of Our Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential” or “continue,” or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section and in our Form 10-K for the year ended December 30, 2003.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued and then revised in December 2003, FASB Interpretation No. 46, (FIN 46R) “Consolidation of Variable Interest Entities” which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The assets, liabilities and noncontrolling interests of the newly consolidated variable interest entities were initially recorded at the amounts at which they would have been carried in the Consolidated Financial Statements if FIN 46R had been effective when we first met the conditions to be the primary beneficiary of the variable interest entity. The difference between the net amount added to our Consolidated Statement of Operations and the amount of any previously recognized interest in the newly consolidated entity was not material and therefore was not recognized as a cumulative effect of an accounting change as of March 23, 2004. The adoption of FIN 46R has resulted in an increase in net assets of $1.1 million, including debt of $13.7 million to our Consolidated Balance Sheet. Prior periods were not restated.

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

In December 2003, the FASB issued SFAS No. 132R (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits”. This statement improves financial statement disclosures for defined benefit plans. We have not adopted these expanded disclosures as our pension plan is not a material component of our Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 30, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore no corrective actions were taken.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a	)	Exhibits

15.1 - Letter from KPMG LLP regarding unaudited interim financial statements

31.1 - Certification by Robert H. Dedman, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification by Robert H. Dedman, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b	)	Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClubCorp, Inc.

Date: May 6, 2004	By:	/s/Jeffrey P. Mayer
Jeffrey P. Mayer
Chief Financial Officer