Form 10-Q
period 2004-06-15
CLUBCORP INC
filed 2004-07-29
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers 33-89818, 33-96568, 333-08041, 333-57107, 333-52612 and 333-110521

CLUBCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2778488
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3030 LBJ Freeway, Suite 600

Dallas, Texas 75234

(Address of principal executive offices, including Zip Code)

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

The number of shares of the Registrant’s Common Stock outstanding as of July 29, 2004 was 93,597,392.

CLUBCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ClubCorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	December 30, 2003	June 15, 2004
Assets
Current assets:
Cash and cash equivalents	$90,195	$102,846
Membership and other receivables, net	84,476	83,400
Inventories	18,828	21,079
Other assets	21,207	21,228

Total current assets	214,706	228,553
Property and equipment, net	1,191,679	1,174,862
Other assets	140,003	141,187

Total assets	$1,546,388	$1,544,602

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$69,770	$81,191
Long-term debt - current portion	32,589	29,692
Other liabilities	101,024	125,172

Total current liabilities	203,383	236,055
Long-term debt, net of current portion	691,230	694,447
Other liabilities	190,135	160,409
Membership deposits	132,313	138,231
Redemption value of common stock held by benefit plan	38,190	46,116
Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 93,708,720 outstanding at December 30, 2003 and 93,659,345 at June 15, 2004.	996	996
Additional paid-in capital	161,672	161,672
Accumulated other comprehensive loss	(6,266)	(8,829)
Retained earnings	195,341	176,664
Treasury stock, 5,885,688 shares at December 30, 2003, and 5,935,063 at June 15, 2004	(60,606)	(61,159)

Total stockholders’ equity	291,137	269,344

Total liabilities and stockholders’ equity	$1,546,388	$1,544,602

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty Four Weeks
	June 17, 2003	June 15, 2004	June 17, 2003	June 15, 2004
Operating revenues	$228,364	$240,131	$404,119	$423,423
Operating costs and expenses	170,896	175,922	315,802	324,653
Depreciation and amortization	21,181	20,326	43,124	41,072
Selling, general and administrative expenses	19,409	20,034	39,826	36,704
Gain (loss) on disposals and impairment of assets	100	(1,846)	1,600	(2,634)

Operating income from continuing operations	16,978	22,003	6,967	18,360
Interest and investment income	475	400	786	781
Financing cost on prior debt facility	(10,569)	—	(10,569)	—
Interest expense	(16,979)	(13,850)	(31,954)	(27,747)

Income (loss) from continuing operations before income taxes and minority interest	(10,095)	8,553	(34,770)	(8,606)
Income tax (provision) benefit	1,380	(128)	9,202	(1,482)
Minority interest	(98)	(311)	(23)	(468)

Income (loss) from continuing operations	(8,813)	8,114	(25,591)	(10,556)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	11,840	193	11,461	(179)
Income tax (provision) benefit	(3,967)	5	(3,846)	(16)

Income (loss) from discontinued operations	7,873	198	7,615	(195)

Net income (loss)	$(940)	$8,312	$(17,976)	$(10,751)

Basic earnings (loss) per share from:
Continuing operations	$(0.09)	$0.09	$(0.27)	$(0.11)
Discontinued operations	0.08	0.00	0.08	0.00

Basic earnings (loss) per share	$(0.01)	$0.09	$(0.19)	$(0.11)

Diluted earnings (loss) per share from:
Continuing operations	$(0.09)	$0.09	$(0.27)	$(0.11)
Discontinued operations	0.08	0.00	0.08	0.00

Diluted earnings (loss) per share	$(0.01)	$0.09	$(0.19)	$(0.11)

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Twenty Four Weeks Ended
	June 17, 2003	June 15, 2004
Cash flows from operating activities:
Loss from operations	$(17,976)	$(10,751)
Adjustments to reconcile to cash flows from operating activities:
Depreciation and amortization	43,729	41,188
(Gain) loss on disposals and impairment of assets	(10,339)	2,473
Minority interest in net income of subsidiaries	23	468
Equity in income of joint ventures	(1,303)	(237)
Amortization of discount on membership deposits	4,270	5,314
Net change in deferred income taxes	(7,818)	—
Net change in real estate held for sale	909	236
Net change in membership and other receivables, net	8,900	1,212
Net change in accounts payable and accrued liabilities	(11,003)	(5,217)
Change in deferred income and other liabilities	11,215	8,848
Net change in deferred membership revenues	1,139	6,742
Other	(9,501)	(5,587)

Cash flows from operating activities	12,245	44,689
Cash flows from investing activities:
Additions to property and equipment	(28,892)	(18,022)
Development of new facilities	(736)	—
Development of real estate held for sale	(591)	(1,002)
Proceeds from dispositions, net	27,086	91
Other	242	3,672

Cash flows from investing activities	(2,891)	(15,261)
Cash flows from financing activities:
Borrowings of long-term debt	725,961	—
Repayments of long-term debt	(692,526)	(16,763)
Loan origination and amendment fees	(10,552)	(113)
Change in membership deposits	379	652
Treasury stock transactions	5	(553)

Cash flows from financing activities	23,267	(16,777)

Net change in cash and cash equivalents	32,621	12,651

Cash and cash equivalents at beginning of period	2,426	90,195

Cash and cash equivalents at end of period	$35,047	$102,846

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Summary of significant accounting policies

Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of ClubCorp, Inc. and its majority-owned subsidiaries that are not considered variable interest entities (VIEs) and VIEs for which the Company is the primary beneficiary (collectively, ClubCorp). All material intercompany balances and transactions have been eliminated.

Interim presentation

The accompanying Condensed Consolidated Financial Statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted from the accompanying statements. We believe the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of ClubCorp for the year ended December 30, 2003, which are a part of ClubCorp’s 2003 Form 10-K.

In our opinion, the accompanying Condensed Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring accruals) to present fairly the consolidated financial position of ClubCorp as of June 15, 2004, the consolidated results of operations for the twelve weeks and twenty-four weeks ended June 17, 2003 and June 15, 2004, and cash flows for the twenty-four weeks ended June 17, 2003 and June 15, 2004. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Cash and cash equivalents

For purposes of the Condensed Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand and interest bearing deposits in financial institutions, all of which have maturities of 90 days or less. Also contained in cash and cash equivalents is restricted cash of $27.2 million as of June 15, 2004 related to outstanding letters of credit. These letters of credit have one-year terms and therefore, the related restricted cash is included in current assets.

Recent Pronouncements

In January 2003, the FASB issued and then revised in December 2003, FASB Interpretation No. 46, (FIN 46R) “Consolidation of Variable Interest Entities” which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The assets, liabilities and noncontrolling interests of the newly consolidated variable interest entities were initially recorded at the amounts at which they would have been carried in the consolidated financial statements if FIN 46R had been effective when we first met the conditions to be the primary beneficiary of the variable interest entity. The difference between the net amount added to our Condensed Consolidated Statement of Operations and the amount of any previously recognized interest in the newly consolidated entity was not material and therefore was not recognized as a cumulative effect of an accounting change when adopted. The adoption of FIN 46R in the first quarter of 2004 resulted in an initial increase in net assets of $1.1 million, including debt of $13.7 million to our Condensed Consolidated Balance Sheet. Prior periods were not restated. (See Note 2)

In April 2003, the FASB issued SFAS No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. Adoption of this statement had no impact on our condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Adoption of this statement had no impact on our condensed consolidated financial statements.

ClubCorp, Inc.

In December 2003, the FASB issued SFAS No. 132R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement improves financial statement disclosures for defined benefit plans. We have not included these expanded disclosures as our pension plan is not a material component of our overall condensed consolidated financial statements.

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

There were 150,000 and 1,225,000 options granted for the twenty-four weeks ended June 15, 2004 and June 17, 2003, respectively. There were 250,000 options granted for the twelve weeks ended June 17, 2003. There were no stock options granted for the twelve weeks ended June 15, 2004. Stock compensation expense related to options has not been recorded for any of the periods presented. Had compensation cost for the option plans been determined based on the fair value at the grant dates for the options, our net income (loss) and diluted earnings (loss) per share would have been changed to the following pro forma amounts (dollars in thousands, except per share amounts):

	Twelve Weeks Ended		Twenty Four Weeks Ended
	June 17, 2003	June 15, 2004	June 17, 2003	June 15, 2004
Net income (loss) as reported	$(940)	$8,312	$(17,976)	$(10,751)
Less: Total Stock-Based Compensation Expense determined under fair value method, net of taxes	3,590	1,032	3,590	1,335

Pro Forma net income (loss)	$(4,530)	$7,280	$(21,566)	$(12,086)

Diluted earnings (loss) per share - Reported	$(0.01)	$0.09	$(0.19)	$(0.11)

Diluted earnings (loss) per share - Pro Forma	$(0.05)	$0.08	$(0.23)	$(0.13)

Note 2. Variable Interest Entities

During 1994, ClubCorp formed a joint venture with a real estate developer to acquire and develop real estate around a country club.

Prior to the adoption of FIN 46R, ClubCorp accounted for its investment in the joint venture under the equity method, recording a majority of the venture’s operating results. ClubCorp is the general partner of the joint venture, however ClubCorp does not control a majority ownership percentage; therefore, operating decisions would have to go to arbitration in the event of a split in voting. ClubCorp recorded 100% of all losses and then participated in earnings proportionally with the other partners.

The joint venture purchases virtually all the support services it requires from both ClubCorp and from the real estate developer under management service agreements, which expire at the completion of the development.

With the adoption of FIN 46R, ClubCorp consolidated the joint venture beginning with its March 23, 2004 Condensed Consolidated Balance Sheet, as the joint venture was determined to be a variable interest entity with ClubCorp as its primary

ClubCorp, Inc.

beneficiary. Due to the historical net operating losses of the joint venture in excess of the partners’ equity interests of the joint venture not owned by ClubCorp, no noncontrolling interests are reported in ClubCorp’s June 15, 2004 Condensed Consolidated Balance Sheet. The investment was previously carried as a $19.8 million negative investment liability prior to consolidation.

The joint venture was financed by the assumption of debt of approximately $20.0 million, of which $13.7 million is currently outstanding and is included in long-term debt, along with accrued interest of approximately $10.2 million. The majority of the joint venture’s debt is payable only out of distributable cash flow, as defined by the agreements. The notes are subordinated and junior to other liens and are collateralized by the real estate owned by the joint venture. The creditors of the joint venture do not have recourse to other assets of ClubCorp.

Other variable interest entries consolidated by ClubCorp in conjunction with the implementation of FIN 46R include liquor pool entities associated with certain properties. The balance sheet and income statement impact of consolidating these entities is minimal.

Note 3. Operating revenues

We recognize revenues from the following sources (dollars in thousands):

	Twelve Weeks Ended		Twenty Four Weeks Ended
	June 17, 2003	June 15, 2004	June 17, 2003	June 15, 2004
Revenues from continuing operations:
Membership fees and deposits	$10,682	$9,228	$21,183	$18,465
Membership dues	73,097	75,672	145,949	150,616
Golf operations revenues	49,388	51,286	75,108	78,643
Food and beverage revenues	61,439	67,669	105,890	116,907
Lodging revenues	14,587	15,691	22,078	23,828
Other revenues	19,171	20,585	33,911	34,964

Total operating revenues from continuing operations	$228,364	$240,131	$404,119	$423,423

Revenues from discontinued operations:
Membership fees and deposits	$159	$2	$336	$4
Membership dues	2,275	979	4,995	2,018
Golf operations revenues	521	—	1,349	—
Food and beverage revenues	1,609	615	3,250	1,035
Lodging revenues	—	—	—	—
Other revenues	872	196	1,155	410

Total operating revenues from discontinued operations	$5,436	$1,792	$11,085	$3,467

Total operating revenue	$233,800	$241,923	$415,204	$426,890

Note 4. Income tax benefit (provision)

The income tax benefit (provision) for the twelve weeks and twenty-four weeks ended June 17, 2003 and June 15, 2004 differs from amounts computed by applying the U.S. Federal tax rate of 35% to income (loss) from operations before income taxes and minority interest due to foreign and state income taxes and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes. In addition, for the twelve and twenty-four weeks ended June 15, 2004, we fully reserved all additional tax benefits from available carryforwards of net operating losses generated during the periods and therefore, recorded no income tax benefit (provision) related to federal income taxes.

ClubCorp, Inc.

Note 5. Weighted average shares

The following table summarizes the weighted average number of shares used to calculate basic and diluted earnings (loss) per share:

	Twelve Weeks Ended		Twenty Four Weeks Ended
	June 17, 2003	June 15, 2004	June 17, 2003	June 15, 2004
Weighted average shares outstanding	93,727,385	93,691,875	93,727,288	93,700,201
Incremental shares from assumed conversion of options	—	890,897	—	—

Diluted weighted average shares	93,727,385	94,582,772	93,727,288	93,700,201

The diluted weighted average shares exclude the assumed conversion of 52,331 and 17,183 options for the twelve and twenty-four weeks ended June 17, 2003, respectively, and 506,400 for the twenty-four weeks ended June 15, 2004 due to our net loss in those periods.

Note 6. Property and equipment

Property and equipment consists of the following (dollars in thousands):

	December 30, 2003	June 15, 2004
Land and land improvements	$724,903	$725,325
Buildings and recreational facilities	501,210	505,334
Leasehold improvements	104,268	104,591
Furniture and fixtures	131,337	133,127
Machinery and equipment	263,871	270,886
Construction in progress	9,878	14,673

	1,735,467	1,753,936
Accumulated depreciation and amortization	(543,788)	(579,074)

	$1,191,679	$1,174,862

Note 7. Disposal and Impairment of Long- Lived Assets

In conjunction with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, for all periods presented, certain assets and liabilities expected to be sold with the held-for-sale entities have been reclassified to Other Current Assets and Other Current Liabilities, and all income and expense items have been reclassified as Discontinued Operations.

As of June 15, 2004, we had two properties classified as held for sale. The balance sheet amounts related to these two properties include $2.0 million and $1.2 million classified in Other Current Assets and $3.5 million and $2.5 million classified as Other Current Liabilities as of December 30, 2003 and June 15, 2004, respectively. The two properties were reclassified to Discontinued Operations on the Condensed Consolidated Statement of Operations for all periods presented. See Note 10 for detail of the Statement of Operations impact of Discontinued Operations by segment and in total.

For the twelve and twenty-four weeks ended June 15, 2004, we recorded impairments of $0.3 million and $1.2 million, respectively. There was no impairment recorded for the twelve or twenty-four weeks ended June 17, 2003.

ClubCorp, Inc.

Note 8. Comprehensive Income (Loss)

The following summarizes the components of comprehensive income (loss) (dollars in thousands):

	Twelve Weeks Ended		Twenty Four Weeks Ended
	June 17, 2003	June 15, 2004	June 17, 2003	June 15, 2004
Net income (loss)	$(940)	$8,312	$(17,976)	$(10,751)
Changes in fair value of derivative instruments and hedging activities, net of income taxes	1,925	—	3,220	—
Foreign currency translation adjustment	3,001	(2,643)	1,505	(2,563)

Total comprehensive income (loss)	$3,986	$5,669	$(13,251)	$(13,314)

Note 9. Long term debt

Under the provisions of our debt agreement with Textron Financial Corporation (Textron), we are required to maintain certain debt service ratios at both the portfolio and individual property level. Each of the individual loans has cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of June 15, 2004, the debt service ratio (as defined in the agreement) was below the minimum level for certain individual properties participating in the loan as well as for the portfolio, thereby causing the entire loan ($56 million) to be in technical default. Subsequent to June 15, 2004, we obtained an amendment to the debt agreement changing a component of how we calculate the debt service ratio. This change cured the portfolio and certain individual property defaults that existed at June 15, 2004. For the remaining individual properties still in default, we obtained a waiver dated May 4, 2004, in which the lender waived its right to exercise its rights and remedies under the loan through September 30, 2005 for named properties in noncompliance occurring at or before September 7, 2004. The prepayment amount related to the remaining properties out of compliance is currently approximately $6.1 million and is included in the current portion of long-term debt in the Condensed Consolidated Balance Sheet as of June 15, 2004.

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

We use EBITDA to monitor our property-level and overall performances. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and losses on disposals and impairment of assets and includes both continued and discontinued operations. EBITDA for all periods presented has been adjusted to reflect this definition. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurements of EBITDA may not be comparable to similar titled measures reported by other companies.

ClubCorp, Inc.

Financial information for the segments is as follows (dollars in thousands):

Consolidated Statement of Operations:

	Continuing Operations
	Twelve Weeks Ended		Twenty Four Weeks Ended
	June 17, 2003	June 15, 2004	June 17, 2003	June 15, 2004
Country Club and Golf Facilities:
Operating revenues	$124,569	$129,258	$222,535	$231,783
Operating costs and expenses (1)	92,982	98,187	169,869	180,087
Depreciation and amortization	10,750	11,225	21,746	22,751

Operating income	$20,837	$19,846	$30,920	$28,945
EBITDA	$31,587	$31,071	$52,666	$51,696
Resorts:
Operating revenues	$52,953	$57,310	$81,706	$88,646
Operating costs and expenses (1)	36,878	39,787	66,169	71,458
Depreciation and amortization	3,865	3,867	8,450	7,732

Operating income	$12,210	$13,656	$7,087	$9,456
EBITDA	$16,075	$17,523	$15,537	$17,188
Business and sports clubs:
Operating revenues	$49,274	$51,090	$96,327	$99,695
Operating costs and expenses (1)	41,643	43,522	83,638	86,246
Depreciation and amortization	2,595	2,455	5,188	4,957

Operating income	$5,036	$5,113	$7,501	$8,492
EBITDA	$7,631	$7,568	$12,689	$13,449
Other operations and services:
Operating revenues	$1,568	$2,473	$3,551	$3,299
Operating costs and expenses (1)	18,802	14,460	35,952	23,566
Depreciation and amortization	3,971	2,779	7,740	5,632

Operating loss	$(21,205)	$(14,766)	$(40,141)	$(25,899)
EBITDA	$(17,234)	$(11,987)	$(32,401)	$(20,267)
Consolidated Operations:
Operating revenues	$228,364	$240,131	$404,119	$423,423
Operating costs and expenses (1)	190,305	195,956	355,628	361,357
Depreciation and amortization	21,181	20,326	43,124	41,072

Operating income	$16,878	$23,849	$5,367	$20,994
EBITDA	$38,059	$44,175	$48,491	$62,066

(1) Includes operating costs and expenses as well as selling, general and administrative expenses

Reconciliation to income (loss) before income taxes and minority interest:

EBITDA	$38,059	$44,175	$48,491	$62,066
Depreciation and amortization	21,181	20,326	43,124	41,072
Gain (loss) on disposals and impairment of assets	100	(1,846)	1,600	(2,634)
Interest and investment income	475	400	786	781
Interest expense and financing costs	(27,548)	(13,850)	(42,523)	(27,747)

Income (loss) from operations before income taxes and minority interest	$(10,095)	$8,553	$(34,770)	$(8,606)

ClubCorp, Inc.

Consolidated Statement of Operations:

	Discontinued Operations
	Twelve Weeks Ended		Twenty Four Weeks Ended
	June 17, 2003	June 15, 2004	June 17, 2003	June 15, 2004
Country Club and Golf Facilities:
Operating revenues	$2,362	$—	$4,894	$—
Operating costs and expenses (1)	1,844	1	4,684	2
Depreciation and amortization	73	—	246	—

Operating income (loss)	$445	$(1)	$(36)	$(2)
EBITDA	$518	$(1)	$210	$(2)
Resorts:
Operating revenues	$—	$—	$—	$—
Operating costs and expenses (1)	—	—	—	—
Depreciation and amortization	—	—	—	—

Operating income (loss)	$—	$—	$—	$—
EBITDA	$—	$—	$—	$—
Business and sports clubs:
Operating revenues	$2,899	$1,792	$6,191	$3,467
Operating costs and expenses (1)	2,944	1,631	6,643	3,479
Depreciation and amortization	188	50	359	116

Operating income (loss)	$(233)	$111	$(811)	$(128)
EBITDA	$(45)	$161	$(452)	$(12)
Other operations and services:
Operating revenues	$175	$—	$—	$—
Operating costs and expenses (1)	(3,271)	(27)	(3,685)	1
Depreciation and amortization	—	(1)	—	—

Operating income (loss)	$3,446	$28	$3,685	$(1)
EBITDA	$3,446	$27	$3,685	$(1)
Consolidated Operations:
Operating revenues	$5,436	$1,792	$11,085	$3,467
Operating costs and expenses (1)	1,517	1,605	7,642	3,482
Depreciation and amortization	261	49	605	116

Operating income (loss)	$3,658	$138	$2,838	$(131)
EBITDA	$3,919	$187	$3,443	$(15)

(1) Includes operating costs and expenses as well as selling, general and administrative expenses.

Reconciliation to income (loss) before income taxes and minority interest:

EBITDA	$3,919	$187	$3,443	$(15)
Depreciation and amortization	261	49	605	116
Gain (loss) on disposals and impairment of assets	8,286	161	8,739	161
Interest and investment income	—	—	—	—
Interest expense	(104)	(106)	(116)	(209)

Income (loss) from operations before income taxes and minority interest	$11,840	$193	$11,461	$(179)

ClubCorp, Inc.

Note 11. Contingencies

During the twelve weeks ended June 15, 2004, we accrued an additional $5.2 million to cover estimated settlement charges of $4.4 million (recorded in selling, general, and administrative expenses) and interest of $0.8 million related to a lawsuit involving a property disposed of in 2002. We had previously recorded a $1.0 million accrual related to this lawsuit. An escrow of $5.7 million has been established pertaining to this matter until the lawsuit is resolved. We believe that it is probable that this matter will be settled in the next few months at amounts approximating the $6.2 million in accruals we have recorded. However, until this matter is resolved in its entirety, there could be additional costs incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of June 15, 2004, we operated 98 country clubs, golf clubs and public golf facilities, three destination golf resorts and 68 business, sports and business/sports clubs in 29 states and three foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in North Carolina, The Homestead® Resort in Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles.

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

Our consolidated financial statements are presented on a 52/53 week fiscal year ending on the last Tuesday of December, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The following discussion of our financial condition and results of operations for the 12 and 24 weeks ended June 17, 2003 and June 15, 2004 should be read in conjunction with the our Annual Report on Form 10-K for the year ended December 30, 2003, as filed with the Securities and Exchange Commission.

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

We use EBITDA to monitor our property-level and overall performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and losses on disposals and impairment of assets and includes both continuing and discontinued operations. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurement of EBITDA may not be comparable to similarly titled measures reported by other companies. See Note 10 to our Notes to Condensed Consolidated Financial Statements for a reconciliation of this measure to our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

As of our reporting period ended September 9, 2003, we adjusted our segment information to be more in line with our internal reporting. The two key components that were changed were (1) recording elimination entries at the consolidated level instead of allocating them to each segment and (2) reviewing gain/loss from disposal and impairment of assets at the consolidated level. The remaining amounts by segment (operating revenues, operating expenses, depreciation and amortization, and EBITDA) then reflect the amounts that help drive our business decisions. Reclassifications have been made for all periods presented in accordance with accounting principles generally accepted in the United States of America.

12 Weeks Ended June 17, 2003 Compared to 12 Weeks Ended June 15, 2004

Consolidated Operations – Continuing Operations

Operating revenues increased from $228.4 million for second quarter 2003 to $240.1 million for second quarter 2004. This increase was comprised of $4.7 million at our country club and golf facilities, $4.4 million at our resorts, $1.8 million at our business and sports clubs and $0.8 million in our other operations and services.

Gain (loss) on disposals and impairment of assets was $0.1 million for second quarter 2003 as compared to a loss of $1.8 million for second quarter 2004. The loss in 2004 was mainly due to the retirement of fixed assets at several properties.

Excluding the impact of disposals and impairment of assets, operating income improved from $16.9 million for second quarter 2003 to $23.8 million for second quarter 2004. This improvement was primarily due to the increase in revenues mentioned above partially offset by related increased operating costs and expenses of $5.0 million and selling, general and administrative expenses of $0.6 million. Operating costs and expenses increased due to higher usage primarily at country club and golf facilities as well as at the resorts. Selling, general and administrative expenses increased due to a litigation accrual of $4.4 million, partially offset by decreases as a result of expense controls in offsite and field operations. Depreciation and amortization decreased $0.9 million as a result of several fully depreciated assets at our existing properties.

Income (loss) from operations before income taxes and minority interest improved from a loss of $10.1 million for second quarter 2003 to income of $8.6 million for second quarter 2004. This improvement is the result of the increase in operating income mentioned above as well as a one time write off of $10.6 million in 2003 in unamortized financing costs related to our previous credit facility. Interest expense decreased $3.1 million primarily related to discount amortization and lower rates obtained from refinancing our bank debt in 2003.

Discontinued Operations

For the periods ended June 15, 2004 and June 17, 2003, the operations of ten properties divested in 2003, one property divested in 2004 and two properties currently held for sale were included in discontinued operations. Operating revenues for these properties decreased from $5.4 million for second quarter 2003 to $1.8 million for second quarter 2004. Operations before the impact of disposals and impairment of assets from these properties decreased $3.5 million from second quarter 2003 to second quarter 2004 as only two held for sale entities had activity in 2004 versus several entities with activity in the prior year. Gain on disposals of assets was $8.3 million for the second quarter 2003 and $0.2 million for the second quarter 2004. In accordance with SFAS 144, depreciation expense was not recorded in the current quarter for properties classified as held for sale.

Segment and Other Information – 12 weeks

Country Club and Golf Facilities

The following table presents certain summary financial and other operating data for our country club and golf facilities segment for the second quarters ended June 17, 2003 and June 15, 2004 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2003	2004	2003	2004
Number of facilities at end of period	98	98	98	98
Operating revenues	$116,105	$122,163	$116,105	$122,163
Recognition of membership fees and deposits	8,464	7,095	8,464	7,095

Total operating revenues	$124,569	$129,258	$124,569	$129,258

Operating costs and expenses (1)	92,978	98,187	92,982	98,187
Depreciation and amortization	10,750	11,225	10,750	11,225

Segment operating income from continuing operations	$20,841	$19,846	$20,837	$19,846

Segment operating income (loss) from discontinued operations	$—	$—	$445	$(1)

EBITDA	$31,591	$31,071	$32,105	$31,070

(1)	Excludes intercompany consulting fees of $2.4 million and $4.3 million for Same Store and Total in 2003 and 2004, respectively. Fees increased in 2004 in conjunction with the terms of our new debt facility.

Continuing Operations. Total operating revenues increased $4.7 million comparing second quarter 2003 to second quarter 2004 for same store country club and golf facilities. This increase was primarily due to increased food and beverage sales of $3.0 million, membership dues of $1.7 million and golf operations revenues of $0.9 million partially offset by decreased recognition of membership fees and deposits of $1.4 million. Food and beverage revenues increased as a result of increased activity at our clubs in both ala carte and private party. Membership dues increased as a result of positive membership trends as well as price increases. Golf operations revenue increased due to higher rounds as a result of the increased activity at our clubs. Recognition of membership fees and deposits decreased primarily due to a change in the allocation procedures of revenue over 13 periods versus equal amounts in each of our four quarters.

Segment operating income decreased $1.0 million at same store country club and golf facilities comparing second quarter 2003 to second quarter 2004 as a result of the increase in revenues mentioned above, offset by increased operating costs and expenses of $5.2 million. Operating costs and expenses increased primarily due to the increased usage at our clubs which resulted in increased food and beverage and golf operations expenses of $2.8 million and $1.2 million, respectively. Overall, food and beverage margins improved when comparing second quarter 2003 to second quarter 2004 offset by a decrease in golf operating margin.

Discontinued Operations. For the periods ended June 15, 2004 and June 17, 2003, the operations of six country club and golf facilities divested in 2003 were included in discontinued operations. Segment operating income for these properties decreased $0.4 million from second quarter 2003 to second quarter 2004 as a result of some of the prior year divested entities having positive results.

Resorts

The following table presents certain summary financial and other operating data for our resorts segment for the second quarters ended June 17, 2003 and June 15, 2004 (dollars in thousands):

	Same Store Resorts		Total Resorts
	2003	2004	2003	2004
Number of facilities at end of period (1)	3	3	3	3
Operating revenues	$51,366	$55,871	$51,400	$55,906
Recognition of membership fees and deposits	1,553	1,404	1,553	1,404

Total operating revenues	$52,919	$57,275	$52,953	$57,310

Operating costs and expenses (2)	36,175	39,659	36,878	39,787
Depreciation and amortization	3,757	3,780	3,865	3,867

Segment operating income from continuing operations	$12,987	$13,836	$12,210	$13,656

Segment operating income from discontinued operations	$—	$—	$—	$—

EBITDA	$16,744	$17,616	$16,075	$17,523

Lodging data: (3 resorts) (1)
Room nights available	99,792	99,792
Room nights sold	56,942	63,168
Paid occupancy rate	57.1%	63.3%
Average daily revenue per occupied room (3)	$831	$821
Average daily revenue per available room (3)	$474	$520

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. Other ancillary resort operations are included in summary financial data for Total Resorts.

(2)	Excludes intercompany consulting fees of $1.9 million in 2004 for Same Store and Total. There were no intercompany consulting fees in 2003.

(3)	Average daily revenue per occupied room and average daily revenue per available room are based on total operating revenues excluding membership dues, recognition of member initiation fees, and net managed rooms commissions.

Continuing Operations. Total operating revenues increased $4.4 million comparing second quarter 2003 to second quarter 2004 for same store resorts. This increase was primarily due to increased food and beverage sales of $2.2 million, lodging revenues of $1.1 million, golf operations revenues of $0.8 million and other recreation revenues of $0.8 million. Food and beverage sales increased as a result of higher occupancy during the quarter at all of the resorts. Lodging revenues increased as a result of increased room nights sold and higher average room rates from the prior year, primarily at The Homestead. Golf revenues increased mainly due to increased play on the premium courses at Pinehurst. Other recreation revenues increased mainly as a result of increased spa revenues at The Homestead.

Segment operating income increased $0.8 million comparing second quarter 2003 to second quarter 2004 for same store resorts. This improvement was due to the increase in revenues mentioned above offset by a $3.5 million increase in operating costs and expenses. Operating costs and expenses increased due to higher food and beverage expenses of $1.6 million related to the higher occupancy and spending mentioned above at all of the resorts as well as increased overtime premiums at The Homestead due to lower staffing levels. Food and beverage operating margins improved when comparing second quarter 2003 to second quarter 2004. Golf operating expenses increased $0.7 million due to increased maintenance expenses at all the resorts. Lodging expenses increased $0.5 million as a result of the increased room nights sold, primarily at The Homestead.

Business and Sports Clubs

The following table presents certain summary financial and other operating data for our business and sports clubs segment for the second quarters ended June 17, 2003 and June 15, 2004 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2003	2004	2003	2004
Number of facilities at end of period	66	66	66	66
Operating revenues	$48,640	$50,535	$48,640	$50,535
Recognition of membership fees and deposits	634	555	634	555

Total operating revenues	$49,274	$51,090	$49,274	$51,090

Operating costs and expenses (1)	41,643	43,522	41,643	43,522
Depreciation and amortization	2,595	2,455	2,595	2,455

Segment operating income from continuing operations	$5,036	$5,113	$5,036	$5,113

Segment operating income (loss) from discontinued operations	$(109)	$75	$(233)	$111

EBITDA	$7,622	$7,693	$7,586	$7,729

(1)	Excludes intercompany consulting fees of $1.4 million and $1.3 million for Same Store and Total, respectively, in 2003 and 2004.

Continuing Operations. Total operating revenues increased $1.8 million comparing second quarter 2003 to second quarter 2004 at same store business and sports clubs. This increase was primarily comprised of a $1.2 million increase in food and beverage sales and a $0.6 million increase in membership dues. Food and beverage revenues increased primarily as a result of increased spending in ala carte and private party revenues and most clubs had a higher per check average in 2004. Membership dues increased due to the impact of the Signature Gold program being offered at the business clubs in 2004.

Segment operating income was a slight increase comparing second quarter 2003 to second quarter 2004 at same store business and sports clubs due to the increase in revenues mentioned above offset by a related increase in operating costs and expenses of $1.9 million. Operating margins were positively impacted by improved food and beverage margins due to expense controls in purchasing and operations.

Discontinued Operations. For the periods ended June 15, 2004 and June 17, 2003, the operations for business and sports clubs includes four properties divested in 2003, one property divested in 2004 and two properties currently held for sale in discontinued operations. Segment operations from these properties improved $0.3 million from second quarter 2003 to second quarter 2004.

Other Operations and Services – Continuing Operations

Included in results for other operations and services for the second quarter 2004 is a charge of $4.4 million accrued with respect to the potential settlement of an outstanding lawsuit related to one of our former properties. We previously accrued $0.8 million related to this lawsuit. During the second quarter 2003, we also recorded charges of $0.5 million to cover the costs of a legal settlement related to another of our former properties and $0.8 million to accrue for vacation earned by employees.

Operating loss from other operations and services improved comparing second quarter 2003 to second quarter 2004 primarily due to improvements in payroll and payroll related, general and administrative, insurance and depreciation and amortization expenses. Payroll and payroll related expenses decreased due to a corporate reorganization that led to reductions in personnel. General and administrative expenses decreased primarily related to the implementation of cost cutting initiatives during 2003 showing their effects in 2004. Insurance expense decreased due to a lower number of claims, and depreciation and amortization decreased as several fixed assets have become fully depreciated.

24 Weeks Ended June 17, 2003 Compared to 24 Weeks Ended June 15, 2004

Consolidated Operations – Continuing Operations

Operating revenues increased from $404.1 million for the 24 weeks ended June 17, 2003 to $423.4 million for the 24 weeks ended June 15, 2004. This increase was comprised of $9.2 million at our country club and golf facilities, $6.9 million at our resorts and $3.4 million at our business and sports clubs, offset by a decrease of $0.2 million in our other operations and services.

Gain (loss) on disposals and impairment of assets was a gain of $1.6 million for the 24 weeks ended June 17, 2003 as compared to a loss of $2.6 million for the 24 weeks ended June 15, 2004. The loss in 2004 includes impairment of $1.2 million recorded to write down the carrying value of certain properties. The remainder of the loss for 2004 is primarily related to the retirement of fixed assets at several properties.

Excluding the impact of disposals and impairment of assets, operating income improved from $5.4 million for the 24 weeks ended June 17, 2003 to $21.0 million for the 24 weeks ended June 15, 2004. This improvement was primarily due to the increase in revenues mentioned above and decreased selling, general and administrative expenses of $3.1 million, partially offset by increased operating costs and expenses of $8.9 million. Despite a litigation accrual of $4.4 million recorded in 2004, selling, general and administrative expenses declined as a result of expense controls in offsite and field operations. Operating costs and expenses increased due to higher usage primarily at country club and golf facilities as well as at the resorts. Depreciation and amortization decreased $2.1 million as a result of several fully depreciated assets at our existing properties.

Loss from operations before income taxes and minority interest improved from $34.8 million for the 24 weeks ended June 17, 2003 to $8.6 million for the 24 weeks ended June 15, 2004 primarily as a result of the increase in operating income mentioned above as well as a one time write off of $10.6 million in 2003 in unamortized financing costs related to our previous credit facility. Interest expense decreased $4.2 million primarily related to discount amortization and lower rates obtained from refinancing our bank debt in 2003.

Discontinued Operations

For the periods ended June 15, 2004 and June 17, 2003, the operations of 14 properties divested in 2003, one property divested in 2004 and two properties currently held for sale were included in discontinued operations. Operating revenues for these properties decreased from $11.1 million for the 24 weeks ended June 17, 2003 to $3.5 million for the 24 weeks ended June 15, 2004. Operations before the impact of disposals and impairment of assets from these properties decreased $3.0 million for the 24 weeks ended June 17, 2003 to the 24 weeks ended June 15, 2004 as only two held for sale entities had activity in 2004 versus several entities with activity in the prior year. Gain on disposals of assets was $8.7 million for the 24 weeks ended June 17, 2003 and $0.2 million for the 24 weeks ended June 15, 2004. In accordance with SFAS 144, depreciation expense was not recorded in the current quarter for these properties classified as held for sale.

Segment and Other Information – 24 weeks

Country Club and Golf Facilities

The following table presents certain summary financial and other operating data for our country club and golf facilities segment for the 24 weeks ended June 17, 2003 and June 15, 2004 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2003	2004	2003	2004
Number of facilities at end of period	98	98	98	98
Operating revenues	$205,713	$217,655	$205,799	$217,655
Recognition of membership fees and deposits	16,735	14,128	16,736	14,128

Total operating revenues	$222,448	$231,783	$222,535	$231,783

Operating costs and expenses (1)	169,751	180,087	169,869	180,087
Depreciation and amortization	21,746	22,751	21,746	22,751

Segment operating income from continuing operations	$30,951	$28,945	$30,920	$28,945

Segment operating loss from discontinued operations	$—	$—	$(36)	$(2)

EBITDA	$52,697	$51,696	$52,876	$51,694

(1)	Excludes intercompany consulting fees of $4.6 million and $8.2 million for Same Store and Total in 2003 and 2004, respectively. Fees increased in 2004 in conjunction with the terms of our new debt facility.

Continuing Operations. Total operating revenues increased $9.3 million comparing the 24 weeks ended June 17, 2003 to the 24 weeks ended June 15, 2004 for same store country club and golf facilities. This increase was primarily due to increased food and beverage sales of $5.5 million, membership dues of $3.3 million and golf operations revenues of $2.5 million, partially offset by decreased recognition of membership fees and deposits of $2.6 million. Food and beverage revenues increased as a result of increased activity at our clubs in both ala carte and private party. Membership dues increased as a result of positive membership trends and price increases when comparing 2003 to 2004. Golf operations revenue increased due to higher rounds as a result of the increased activity at our clubs. Recognition of membership fees and deposits decreased primarily due to a change in the allocation procedures of revenue over 13 periods versus equal amounts in each of our four quarters.

Segment operating income decreased $2.0 million at same store country club and golf facilities from the 24 weeks ended June 17, 2003 to the 24 weeks ended June 15, 2004 as a result of the increase in revenues mentioned above, offset by increased operating costs and expenses of $10.3 million. Operating costs and expenses increased primarily due to the increased usage at our clubs which resulted in increased food and beverage and golf operations expenses of $5.3 million and $2.4 million, respectively. Overall, both food and beverage and golf operating margins improved when comparing 2003 to 2004.

Discontinued Operations. For the periods ended June 15, 2004 and June 17, 2003, the operations of ten country club and golf facilities divested in 2003 were included in discontinued operations. Segment operating loss for these properties decreased comparing the 24 weeks ended June 17, 2003 to the 24 weeks ended June 15, 2004 as a result of decreased activity related to the divested entities.

Resorts

The following table presents certain summary financial and other operating data for our resorts segment for the 24 weeks ended June 17, 2003 and June 15, 2004 (dollars in thousands):

	Same Store Resorts		Total Resorts
	2003	2004	2003	2004
Number of facilities at end of period (1)	3	3	3	3
Operating revenues	$78,532	$85,756	$78,604	$85,824
Recognition of membership fees and deposits	3,102	2,822	3,102	2,822

Total operating revenues	$81,634	$88,578	$81,706	$88,646

Operating costs and expenses (2)	65,415	70,854	66,169	71,458
Depreciation and amortization	8,230	7,555	8,450	7,732

Segment operating income from continuing operations	$7,989	$10,169	$7,087	$9,456

Segment operating income from discontinued operations	$—	$—	$—	$—

EBITDA	$16,219	$17,724	$15,537	$17,188

Lodging data: (3 resorts) (1)
Room nights available	199,584	199,584
Room nights sold	99,415	107,164
Paid occupancy rate	49.8%	53.7%
Average daily revenue per occupied room (3)	$711	$727
Average daily revenue per available room (3)	$354	$390

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. Other ancillary resort operations are included in summary financial data for Total Resorts.

(2)	Excludes intercompany consulting fees of $3.9 million in 2004 for Same Store and Total. There were no intercompany consulting fees in 2003.

(3)	Average daily revenue per occupied room and average daily revenue per available room are based on total operating revenues excluding membership dues, recognition of member initiation fees, and net managed rooms commissions.

Continuing Operations. Total operating revenues increased $6.9 million comparing the 24 weeks ended June 17, 2003 to the 24 weeks ended June 15, 2004 for same store resorts. This increase was primarily due to increased food and beverage sales of $3.4 million, lodging revenues of $1.8 million, other recreation revenues of $1.4 million and golf operations revenues of $1.2 million. Food and beverage sales increased as a result of higher occupancy and spending by social guests during 2004 at The Homestead and Barton Creek. Lodging revenues increased as a result of increased room nights sold and higher average room rates from the prior year, primarily at The Homestead. Other recreation revenues increased as a result of increased spa and ski revenues at The Homestead. Golf revenues increased due to increased play on the premium courses at Pinehurst.

Segment operating income increased $2.2 million comparing the 24 weeks ended June 17, 2003 to the 24 weeks ended June 15, 2004 for same store resorts. This improvement was due to the increase in revenues mentioned above and decreased depreciation and amortization of $0.7 million, offset by a $5.4 million increase in operating costs and expenses. Depreciation and amortization decreased $0.7 million at Barton Creek due to fixed assets written-off in the prior year and several fully depreciated assets. Operating costs and expenses increased due to higher food and beverage expenses of $2.7 million related to the higher occupancy and spending mentioned above at The Homestead and Barton Creek as well as increased overtime premiums at The Homestead due to lower staffing levels. Food and beverage operating margins improved when comparing 2003 to 2004. Other recreation operating expenses increased $1.1 million from increased usage at The Homestead, primarily related to spa and ski expenses. Golf operations expenses increased $1.0 million due to increased maintenance expenses at all the resorts.

Business and Sports Clubs

The following table presents certain summary financial and other operating data for our business and sports clubs segment for the 24 weeks ended June 17, 2003 and June 15, 2004 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2003	2004	2003	2004
Number of facilities at end of period	66	66	66	66
Operating revenues	$95,047	$98,591	$95,047	$98,591
Recognition of membership fees and deposits	1,280	1,104	1,280	1,104

Total operating revenues	$96,327	$99,695	$96,327	$99,695

Operating costs and expenses (1)	83,638	86,246	83,638	86,246
Depreciation and amortization	5,188	4,957	5,188	4,957

Segment operating income from continuing operations	$7,501	$8,492	$7,501	$8,492

Segment operating loss from discontinued operations	$(283)	$(65)	$(811)	$(128)

EBITDA	$12,605	$13,501	$12,237	$13,437

(1)	Excludes intercompany consulting fees of $2.6 million for Same Store and Total, respectively, in 2003 and 2004.

Continuing Operations. Total operating revenues increased $3.4 million comparing the 24 weeks ended June 17, 2003 to the 24 weeks ended June 15, 2004 at same store business and sports clubs. This increase was primarily comprised of a $2.4 million increase in food and beverage sales and a $1.1 million increase in membership dues. Food and beverage revenues increased primarily as a result of increased spending in ala carte and private party and most clubs had a higher per check average in 2004. Membership dues increased due to the impact of the Signature Gold program being offered at the business clubs in 2004.

Segment operating income increased $1.0 million comparing the 24 weeks ended June 17, 2003 to the 24 weeks ended June 17, 2004 at same store business and sports clubs due to the increase in revenues mentioned above, partially offset by a related increase in operating costs and expenses of $2.6 million. Operating margins were positively impacted by improved food and beverage margins due to expense controls in purchasing and operations.

Discontinued Operations. For the periods ended June 15, 2004 and June 17, 2003, the operations for business and sports clubs includes four properties divested in 2003, one property divested in 2004 and two properties currently held for sale in discontinued operations. Segment operating loss from these properties improved $0.7 million comparing the 24 weeks ended June 17, 2003 to the 24 weeks ended June 15, 2004.

Other Operations and Services – Continuing Operations

Included in results for other operations and services for the 24 weeks ended June 15, 2004 is a charge of $4.4 million accrued with respect to the potential settlement of an outstanding lawsuit related to one of our former properties. We previously accrued $0.8 million related to this lawsuit. During the 24 weeks ended June 17, 2003, we also recorded charges of $1.5 million to cover the costs of a legal settlement related to another of our former properties and $1.1 million to accrue for vacation earned by employees.

Operating loss from other operations and services improved comparing the 24 weeks ended June 17, 2003 to the 24 weeks ended June 15, 2004 primarily due to improvements in payroll and payroll related, general and administrative, insurance and depreciation and amortization expenses. Payroll and payroll related expenses decreased due to a corporate reorganization that led to reductions in personnel. General and administrative expenses decreased primarily related to the implementation of cost cutting initiatives during 2003 showing their effects in 2004. Insurance expense decreased due to a lower number of claims, and depreciation and amortization decreased as several fixed assets have become fully depreciated.

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

Liquidity and Capital Resources

Historically, we have financed our operations and cash needs primarily through cash flows from operations, borrowings under credit facilities, and to a lesser extent, proceeds from divestitures. We anticipate using cash flow from operations for the remainder of 2004 and the immediate future thereafter principally to fund planned capital replacement expenditures, to repay debt and to build cash reserves. We anticipate that beginning in 2005, we will also use our cash flow to grow and expand our business through a combination of improvements and expansions of existing facilities and acquisitions of additional properties. We believe any unit growth in the remainder of 2004 will be undertaken by entering into management contracts or lease agreements, while in 2005 and beyond, growth could take the form of both ownership and management opportunities, principally in the golf and resort segments.

We distinguish uses of cash for capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and investments in joint ventures. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members’ expectations and to attract new members. Capital expansions are strategic expansions of existing and newly acquired facilities and resorts that we believe will provide opportunities to expand our membership base and room nights and positively affect long-term cash flows. Historically, capital expansions have been funded by operating cash flows and external debt. We expect to spend approximately $7 million in 2004 on capital expansions and improvements to existing facilities of which $2.8 million has already been spent. Total capital expenditures are expected to be approximately $60 million in 2004 of which $18.0 million has already been spent. Net cash flows used by investing activities were $15.3 million for the 24 weeks ended June 15, 2004 as compared to $2.9 million for the 24 weeks ended June 17, 2003. The 2003 usage includes proceeds from divestitures of $27.1 million compared to only $0.1 million in 2004.

Net cash flows from financing activities were a use of $16.8 million for the 24 weeks ended June 15, 2004 as compared to cash provided of $23.3 million for the 24 weeks ended June 17, 2003 that resulted from debt refinancing in the second quarter of 2003. Under the provisions of our debt agreement with Textron Financial Corporation (Textron), we are required to maintain certain debt service ratios at both the portfolio and individual property level. Each of the individual loans have cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of June 15, 2004, the debt service ratio (as defined in the agreement) was below the minimum level for certain individual properties participating in the loan as well as for the portfolio, thereby causing the entire loan ($56 million) to be in technical default. Subsequent to June 15, 2004, we obtained an amendment to the debt agreement changing a component of how we calculate the debt service ratio. This change cured the portfolio and certain individual property defaults that existed at June 15, 2004. For the remaining individual properties still in default, we obtained a waiver dated May 4, 2004, in which the lender waived its right to exercise its rights and remedies under the loan through September 30, 2005 for named properties in noncompliance occurring at or before September 7, 2004. The prepayment amount related to the remaining properties out of compliance is currently approximately $6.1 million and is included in the current portion of long-term debt in the Consolidated Balance Sheet as of June 15, 2004. Overall, our cash flow situation has improved as the refinancing in June 2003 provided us with additional working capital and liquidity, as well as favorable interest rates.

Net cash flows provided by operations increased to $44.7 million in the 24 weeks ended June 15, 2004 from $12.2 million in the 24 weeks ended June 17, 2003 primarily due to increased income generated in our various business units . We believe we have adequate capital resources to fund our operations and strategy for the immediate future. In the event that this is not the case, the company could use its existing cash reserves to meet its obligations or delay or cancel certain capital repair or expansion projects.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

During the quarter ended June 15, 2004, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Annual Report on Form 10-K for the year ended December 30, 2003. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments” in the Form 10-K for December 30, 2003 for a detailed discussion.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued and then revised in December 2003, FASB Interpretation No. 46, (FIN 46R) “Consolidation of Variable Interest Entities” which changes the criteria by which a company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The assets, liabilities and noncontrolling interests of the newly consolidated variable interest entities were initially recorded at the amounts at which they would have been carried in the Consolidated Financial Statements if FIN 46R had been effective when we first met the conditions to be the primary beneficiary of the variable interest entity. The difference between the net amount added to our Consolidated Statement of Operations and the amount of any previously recognized interest in the newly consolidated entity was not material and therefore was not recognized as a cumulative effect of an accounting change when adopted. The adoption of FIN 46R in the first quarter of 2004 resulted in an initial increase in net assets of $1.1 million, including debt of $13.7 million to our Consolidated Balance Sheet. Prior periods were not restated.

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

In December 2003, the FASB issued SFAS No. 132R (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits”. This statement improves financial statement disclosures for defined benefit plans. We have not included these expanded disclosures as our pension plan is not a material component of our Condensed Consolidated Financial Statements.

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

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore no corrective actions were required to be taken.

Part II. Other Information

Item 1.	Legal Proceedings

During the twelve weeks ended June 15, 2004, we accrued an additional $5.2 million to cover estimated settlement charges of $4.4 million (recorded in selling, general, and administrative expenses) and interest of $0.8 million related to a lawsuit involving a property disposed of in 2002. We had previously recorded a $1.0 million accrual related to this lawsuit. An escrow of $5.7 million has been established pertaining to this matter until the lawsuit is resolved. We believe that it is probable that this matter will be settled in the next few months at amounts approximating the $6.2 million in accruals we have recorded. However, until this matter is resolved in its entirety, there could be additional costs incurred.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.27 – First Amendment to the Loan Agreement between Textron Financial Corporation, ClubCorp, Inc., and each of the undersigned affiliates of ClubCorp

31.1 - Certification by Robert H. Dedman, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

On May 13, 2004, we filed a Current Report on Form 8-K, reporting, under Item 4 – Changes in Registrant’s Certifying Accountant, our decision to change independent accountants.

On June 15, 2004, we filed a Current Report on Form 8-K, reporting, under Item 4 – Changes in Registrant’s Certifying Accountant, our decision to change independent accountants for the ClubCorp Employee Stock Ownership Plan.

On June 29, 2004, we filed a Current Report on Form 8-K, reporting, under Item 5 – Other Events and Regulation FD Disclosure, certain changes in our executive management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClubCorp, Inc.

Date: July 29, 2004	By:	/s/ JEFFREY P. MAYER
Jeffrey P. Mayer Chief Financial Officer