Form 10-Q
period 2004-09-07
CLUBCORP INC
filed 2004-10-21
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 7, 2004

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

The number of shares of the Registrant’s Common Stock outstanding as of October 21, 2004 was 93,597,392.

CLUBCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ClubCorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	December 30, 2003	September 7, 2004
Assets

Current assets:
Cash and cash equivalents	$90,195	$107,210
Membership and other receivables, net	84,476	90,507
Inventories	18,828	20,477
Other assets	21,207	23,766

Total current assets	214,706	241,960

Property and equipment, net	1,191,679	1,169,598
Other assets	140,003	133,697

Total assets	$1,546,388	$1,545,255

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$69,770	$72,214
Long-term debt - current portion	32,589	27,287
Other liabilities	101,024	138,571

Total current liabilities	203,383	238,072

Long-term debt, net of current portion	691,230	687,726
Other liabilities	190,135	157,030
Membership deposits	132,313	147,919

Redemption value of common stock held by benefit plan	38,190	46,116

Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 93,708,720 outstanding at December 30, 2003 and 93,597,392 outstanding at September 7, 2004.	996	996
Additional paid-in capital	161,672	161,672
Accumulated other comprehensive loss	(6,266)	(9,482)
Retained earnings	195,341	177,061
Treasury stock, 5,885,688 shares at December 30, 2003, and 5,997,016 at September 7, 2004	(60,606)	(61,855)

Total stockholders’ equity	291,137	268,392

Total liabilities and stockholders’ equity	$1,546,388	$1,545,255

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2003	September 7, 2004	September 9, 2003	September 7, 2004
Operating revenues	$219,570	$221,591	$623,689	$645,014
Operating costs and expenses	174,440	173,720	490,242	498,373
Depreciation and amortization	21,402	19,884	64,526	60,956
Selling, general and administrative expenses	14,615	12,183	54,441	48,887
Gain (loss) on disposals and impairment of assets	(946)	(1,175)	654	(3,809)

Operating income from continuing operations	8,167	14,629	15,134	32,989

Interest and investment income	229	575	1,015	1,356
Financing cost on prior debt facility	—	—	(10,569)	—
Interest expense	(14,918)	(13,932)	(46,872)	(41,679)

Income (loss) from continuing operations before income taxes and minority interest	(6,522)	1,272	(41,292)	(7,334)

Income tax (provision) benefit	(867)	(940)	8,335	(2,422)
Minority interest	45	194	22	(274)

Income (loss) from continuing operations	(7,344)	526	(32,935)	(10,030)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(1,036)	(128)	10,425	(307)
Income tax provision	(57)	(1)	(3,903)	(17)

Income (loss) from discontinued operations	(1,093)	(129)	6,522	(324)

Net income (loss)	$(8,437)	$397	$(26,413)	$(10,354)

Basic earnings (loss) per share from:
Continuing operations	$(0.08)	$0.00	$(0.35)	$(0.11)
Discontinued operations	(0.01)	0.00	0.07	0.00

Basic earnings (loss) per share	$(0.09)	$0.00	$(0.28)	$(0.11)

Diluted earnings (loss) per share from:
Continuing operations	$(0.08)	$0.00	$(0.35)	$(0.11)
Discontinued operations	(0.01)	0.00	0.07	0.00

Diluted earnings (loss) per share	$(0.09)	$0.00	$(0.28)	$(0.11)

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirty-Six Weeks Ended
	September 9, 2003	September 7, 2004
Cash flows from operating activities:
Loss from operations	$(26,413)	$(10,354)
Adjustments to reconcile to cash flows from operating activities:
Depreciation and amortization	65,393	61,064
(Gain) loss on disposals and impairment of assets	(6,365)	3,649
Minority interest in net income (loss) of subsidiaries	(22)	274
Equity in income of joint ventures	(856)	(295)
Amortization of discount on membership deposits	8,401	8,251
Net change in deferred income taxes	(4,477)	16
Net change in real estate held for sale	2,263	342
Net change in membership and other receivables, net	(173)	(5,940)
Net change in accounts payable and accrued liabilities	(12,398)	(14,181)
Change in deferred income and other liabilities	3,467	14,235
Net change in deferred membership revenues	4,230	10,391
Other	5,776	4,029

Cash flows from operating activities	38,826	71,481

Cash flows from investing activities:
Additions to property and equipment	(39,817)	(39,196)
Development of new facilities	(1,820)	—
Development of real estate held for sale	(660)	(1,239)
Proceeds from dispositions, net	30,620	91
Other	(69)	6,224

Cash flows from investing activities	(11,746)	(34,120)

Cash flows from financing activities:
Borrowings of long-term debt	757,961	18
Repayments of long-term debt	(699,635)	(26,412)
Loan origination and amendment fees	(12,044)	(131)
Change in membership deposits	2,424	7,428
Treasury stock transactions	5	(1,249)

Cash flows from financing activities	48,711	(20,346)

Net change in cash and cash equivalents	75,791	17,015
Cash and cash equivalents at beginning of period	7,649	90,195

Cash and cash equivalents at end of period	$83,440	$107,210

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

In our opinion, the accompanying Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the consolidated financial position of ClubCorp as of September 7, 2004, the consolidated results of operations for the twelve weeks and thirty-six weeks ended September 9, 2003 and September 7, 2004, and cash flows for the thirty-six weeks ended September 9, 2003 and September 7, 2004. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Cash and cash equivalents

For purposes of the Condensed Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand and interest bearing deposits in financial institutions, all of which have maturities of 90 days or less. Cash and cash equivalents also contains restricted cash which serves as collateral for letters of credit of $22.3 million as of December 30, 2003 and $27.0 million as of September 7, 2004. The 2004 balance is comprised of $23.3 million representing collateral related to insurance policies and $3.7 million related to debt covenants (See Note 9). These letters of credit have one-year terms and therefore, the related restricted cash is included in current assets.

Recent Pronouncements

In January 2003, the FASB issued and then revised in December 2003, FASB Interpretation No. 46, (FIN 46R) “Consolidation of Variable Interest Entities” which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The assets, liabilities and noncontrolling interests of the newly consolidated variable interest entities were initially recorded at the amounts at which they would have been carried in the consolidated financial statements if FIN 46R had been effective when we first met the conditions to be the primary beneficiary of the variable interest entity. The difference between the net amount added to our Condensed Consolidated Statement of Operations and the amount of any previously recognized interest in the newly consolidated entity was not material and therefore was not recognized as a cumulative effect of an accounting change when adopted. The adoption of FIN 46R in the first quarter of 2004 resulted in an initial increase in net assets of $1.1 million, including debt of $13.7 million, to our Condensed Consolidated Balance Sheet. Prior periods were not restated. (See Note 2)

In December 2003, the FASB issued SFAS No. 132R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement improves financial statement disclosures for defined benefit plans. We have not included these expanded disclosures as our pension plan is not a material component of our Condensed Consolidated Financial Statements.

ClubCorp, Inc.

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

There were 1,225,000 and 210,000 options granted for the thirty-six weeks ended September 9, 2003 and September 7, 2004, respectively. There were 60,000 options granted for the twelve weeks ended September 7, 2004. No options were granted for the twelve weeks ended September 9, 2003. Stock compensation expense related to options has not been recorded for any of the periods presented. Had compensation cost for the option plans been determined based on the fair value at the grant dates for the options, our net income (loss) and diluted earnings (loss) per share would have been changed to the following pro forma amounts (dollars in thousands, except per share amounts):

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2003	September 7, 2004	September 9, 2003	September 7, 2004
Net income (loss) as reported	$(8,437)	$397	$(26,413)	$(10,354)
Less: Total Stock-Based Compensation Expense determined under fair value method, net of taxes	783	390	4,373	1,725

Pro Forma net income (loss)	$(9,220)	$7	$(30,786)	$(12,079)

Diluted earnings (loss) per share - Reported	$(0.09)	$0.00	$(0.28)	$(0.11)

Diluted earnings (loss) per share - Pro Forma	$(0.10)	$0.00	$(0.33)	$(0.13)

Note 2. Variable Interest Entities

During 1994, ClubCorp formed a joint venture with a real estate developer to acquire and develop real estate around a country club.

Prior to the adoption of FIN 46R, ClubCorp accounted for its investment in the joint venture under the equity method, recording a majority of the venture’s operating results. ClubCorp is the general partner of the joint venture, however, ClubCorp does not control a majority ownership percentage; therefore, operating decisions would have to go to arbitration in the event of a split in voting. ClubCorp recorded 100% of all losses and then participated in earnings proportionally with the other partners.

The joint venture purchases virtually all the support services it requires from both ClubCorp and from the real estate developer under management service agreements, which expire at the completion of the development.

With the adoption of FIN 46R, ClubCorp consolidated the joint venture beginning with its March 23, 2004 Condensed Consolidated Balance Sheet, as the joint venture was determined to be a variable interest entity with ClubCorp as its primary beneficiary. Due to the historical net operating losses of the joint venture in excess of the partners’ equity interests of the joint venture not owned by ClubCorp, no noncontrolling interests are reported in ClubCorp’s September 7, 2004 Condensed Consolidated Balance Sheet. The investment was previously carried as a $19.8 million negative investment liability prior to consolidation.

ClubCorp, Inc.

The joint venture was financed by the assumption of debt of which $13.1 million is currently outstanding and is included in long-term debt, along with accrued interest of approximately $10.5 million. The majority of the joint venture’s debt is payable only out of distributable cash flow, as defined by the agreements. The notes are subordinated and junior to other liens and are collateralized by the real estate owned by the joint venture. The creditors of the joint venture do not have recourse to other assets of ClubCorp.

Other variable interest entries consolidated by ClubCorp in conjunction with the implementation of FIN 46R include liquor pool entities associated with certain properties. The balance sheet and income statement impact of consolidating these entities is minimal.

Note 3. Operating revenues

We recognize revenues from the following sources (dollars in thousands):

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2003	September 7, 2004	September 9, 2003	September 7, 2004
Revenues from continuing operations:
Membership fees and deposits	$10,724	$8,140	$31,907	$26,605
Membership dues	73,444	75,988	219,393	226,604
Golf operations revenues	44,296	44,095	119,404	122,738
Food and beverage revenues	53,709	57,715	159,599	174,622
Lodging revenues	13,481	14,596	35,559	38,424
Other revenues	23,916	21,057	57,827	56,021

Total operating revenues from continuing operations	$219,570	$221,591	$623,689	$645,014

Revenues from discontinued operations:
Membership fees and deposits	$8	$1	$344	$5
Membership dues	1,803	558	6,798	2,576
Golf operations revenues	153	—	1,502	—
Food and beverage revenues	1,097	239	4,347	1,274
Lodging revenues	—	—	—	—
Other revenues	482	93	1,637	503

Total operating revenues from discontinued operations	$3,543	$891	$14,628	$4,358

Total Operating Revenue	$223,113	$222,482	$638,317	$649,372

Note 4. Income tax (provision) benefit

The income tax (provision) benefit for the twelve weeks and thirty-six weeks ended September 9, 2003 and September 7, 2004 differs from amounts computed by applying the U.S. Federal tax rate of 35% to income (loss) from operations before income taxes and minority interest due to foreign and state income taxes and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes. In addition, for the twelve and thirty-six weeks ended September 7, 2004, we fully reserved all additional tax benefits from available carryforwards of net operating losses generated during the periods and therefore, recorded no income tax (provision) benefit related to federal income taxes. Therefore, the provisions for 2004 contain only foreign and state income taxes on the Condensed Consolidated Statements of Operations.

ClubCorp, Inc.

Note 5. Weighted average shares

The following table summarizes the weighted average number of shares used to calculate basic and diluted earnings (loss) per share:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2003	September 7, 2004	September 9, 2003	September 7, 2004
Weighted average shares outstanding	93,727,772	93,638,694	93,727,449	93,679,699
Incremental shares from assumed conversion of options	—	864,292	—	—

Diluted weighted average shares	93,727,772	94,502,986	93,727,449	93,679,699

The diluted weighted average shares exclude the assumed conversion of 52,331 and 26,165 options for the twelve and thirty-six weeks ended September 9, 2003, respectively, and 621,036 for the thirty-six weeks ended September 7, 2004 due to our net loss in those periods.

Note 6. Property and equipment

Property and equipment consists of the following (dollars in thousands):

	December 30, 2003	September 7, 2004
Land and land improvements	$724,903	$727,816
Buildings and recreational facilities	501,210	505,938
Leasehold improvements	104,268	105,504
Furniture and fixtures	131,337	134,162
Machinery and equipment	263,871	275,924
Construction in progress	9,878	15,930

	1,735,467	1,765,274
Accumulated depreciation and amortization	(543,788)	(595,676)

	$1,191,679	$1,169,598

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

As of September 7, 2004, we had two properties classified as held for sale. In addition, the balance sheet as of December 30, 2003, includes another property that was divested in the second quarter of 2004. The balance sheet amounts related to these properties include $2.0 million and $0.9 million classified in Other Current Assets and $3.5 million and $2.5 million classified as Other Current Liabilities as of December 30, 2003 and September 7, 2004, respectively. The properties were reclassified to Discontinued Operations on the Condensed Consolidated Statement of Operations for all periods presented. See Note 10 for detail of the Statement of Operations impact of Discontinued Operations by segment and in total.

We recorded impairment of $1.7 million for the thirty-six weeks ended September 7, 2004. There was no impairment recorded during the thirty-six weeks ended September 9, 2003.

ClubCorp, Inc.

Note 8. Comprehensive Loss

The following summarizes the components of comprehensive income (loss) (dollars in thousands):

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2003	September 7, 2004	September 9, 2003	September 7, 2004
Net income (loss)	$(8,437)	$397	$(26,413)	$(10,354)
Changes in fair value of derivative instruments and hedging activities, net of income taxes	—	—	3,220	—
Foreign currency translation adjustment	(1,168)	(653)	337	(3,216)

Total comprehensive loss	$(9,605)	$(256)	$(22,856)	$(13,570)

Note 9. Long term debt

Under the provisions of our debt agreement with Textron Financial Corporation (Textron), we are required to maintain certain debt service ratios at both the portfolio and individual property level. Each of the individual loans has cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. Effective as of June 30, 2004, we obtained an amendment to the debt agreement clarifying a component of how we calculate the debt service ratio. We may now cure a default by obtaining a letter of credit or prepaying the loan.

As of September 7, 2004, the debt service ratio (as defined in the amended agreement) was below the minimum level for three individual properties participating in the loan, thereby causing the entire loan ($56 million) to be in technical default. We cured the noncompliance through a combination of obtaining letters of credit totaling $3.7 million and a waiver letter. We have reclassified $5.1 million to the current portion of long-term debt in the Condensed Consolidated Balance Sheet related to this waiver representing the paydown amount required to bring the property not covered by letters of credit into compliance.

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

ClubCorp, Inc.

Financial information for the segments is as follows (dollars in thousands):

Consolidated Statement of Operations:

	Continuing Operations
	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2003	September 7, 2004	September 9, 2003	September 7, 2004

Country Club and Golf Facilities:
Operating revenues	$120,719	$122,530	$343,254	$354,313
Operating costs and expenses (1)	93,996	96,561	263,865	276,648
Depreciation and amortization	11,639	11,301	33,384	34,053

Operating income	$15,084	$14,668	$46,005	$43,612
EBITDA	$26,723	$25,969	$79,389	$77,665

Resorts:
Operating revenues	$48,470	$51,231	$130,176	$139,877
Operating costs and expenses (1)	38,227	40,067	104,397	111,526
Depreciation and amortization	3,927	3,847	12,377	11,580

Operating income	$6,316	$7,317	$13,402	$16,771
EBITDA	$10,243	$11,164	$25,779	$28,351

Business and sports clubs:
Operating revenues	$43,830	$45,578	$140,156	$145,274
Operating costs and expenses (1)	40,382	41,577	124,020	127,823
Depreciation and amortization	2,539	2,490	7,727	7,448

Operating income	$909	$1,511	$8,409	$10,003
EBITDA	$3,448	$4,001	$16,136	$17,451

Other operations and services:
Operating revenues	$6,551	$2,252	$10,103	$5,550
Operating costs and expenses (1)	16,450	7,698	52,401	31,263
Depreciation and amortization	3,297	2,246	11,038	7,875

Operating loss	$(13,196)	$(7,692)	$(53,336)	$(33,588)
EBITDA	$(9,899)	$(5,446)	$(42,298)	$(25,713)

Consolidated Operations:
Operating revenues	$219,570	$221,591	$623,689	$645,014
Operating costs and expenses (1)	189,055	185,903	544,683	547,260
Depreciation and amortization	21,402	19,884	64,526	60,956

Operating income	$9,113	$15,804	$14,480	$36,798
EBITDA	$30,515	$35,688	$79,006	$97,754

(1) Includes operating costs and expenses as well as selling, general and administrative expenses.

Reconciliation to income (loss) before income taxes and minority interest:

EBITDA	$30,515	$35,688	$79,006	$97,754
Depreciation and amortization	21,402	19,884	64,526	60,956
Gain (loss) on disposals and impairment of assets	(946)	(1,175)	654	(3,809)
Interest and investment income	229	575	1,015	1,356
Interest expense and financing costs	(14,918)	(13,932)	(57,441)	(41,679)

Income (loss) from operations before income taxes and minority interest	$(6,522)	$1,272	$(41,292)	$(7,334)

ClubCorp, Inc.

Consolidated Statement of Operations:

	Discontinued Operations
	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2003	September 7, 2004	September 9, 2003	September 7, 2004
Country Club and Golf Facilities:
Operating revenues	$991	$(1)	$5,885	$(1)
Operating costs and expenses (1)	895	1	5,579	3
Depreciation and amortization	65	—	311	—

Operating income (loss)	$31	$(2)	$(5)	$(4)
EBITDA	$96	$(2)	$306	$(4)

Resorts:
Operating revenues	$—	$—	$—	$—
Operating costs and expenses (1)	—	—	—	—
Depreciation and amortization	—	—	—	—

Operating income	$—	$—	$—	$—
EBITDA	$—	$—	$—	$—

Business and sports clubs:
Operating revenues	$2,552	$892	$8,743	$4,359
Operating costs and expenses (1)	2,653	915	9,296	4,395
Depreciation and amortization	197	(8)	556	108

Operating loss	$(298)	$(15)	$(1,109)	$(144)
EBITDA	$(101)	$(23)	$(553)	$(36)

Other operations and services:
Operating revenues	$—	$—	$—	$—
Operating costs and expenses (1)	(2,380)	—	(6,065)	—
Depreciation and amortization	—	—	—	—

Operating income	$2,380	$—	$6,065	$—
EBITDA	$2,380	$—	$6,065	$—

Consolidated Operations:
Operating revenues	$3,543	$891	$14,628	$4,358
Operating costs and expenses (1)	1,168	916	8,810	4,398
Depreciation and amortization	262	(8)	867	108

Operating income (loss)	$2,113	$(17)	$4,951	$(148)
EBITDA	$2,375	$(25)	$5,818	$(40)
(1) Includes operating costs and expenses as well as selling, general and administrative expenses.

Reconciliation to income (loss) before income taxes and minority interest:

EBITDA	$2,375	$(25)	$5,818	$(40)
Depreciation and amortization	262	(8)	867	108
Gain (loss) on disposals and impairment of assets	(3,028)	(1)	5,711	160
Interest and investment income	—	—	—	—
Interest expense	(121)	(110)	(237)	(319)

Income (loss) from operations before income taxes and minority interest	$(1,036)	$(128)	$10,425	$(307)

ClubCorp, Inc.

Note 11. Contingencies

During the thirty-six weeks ended September 7, 2004, we accrued an additional $5.2 million to cover estimated settlement charges related to a lawsuit involving a property disposed of in 2002. We had previously recorded a $1.0 million accrual related to this lawsuit as well as established an escrow of $5.7 million. During the twelve weeks ended September 7, 2004, we settled the lawsuit for $5.9 million. The escrow was released to cover the settlement and $0.3 million remaining accrual was reversed. We also received $5.0 million ($3.4 million net of legal fees) in a matter related to this lawsuit that was settled out of court and recorded as a recovery of previously accrued expenses.

During the twelve weeks ended September 7, 2004, we finalized a settlement with the members of a club for $0.6 million. We had accrued $1.6 million related to this lawsuit in 2003; therefore, we reversed the remaining $1.0 million of accrued expenses during the twelve weeks ended September 7, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of September 7, 2004, we operated 99 country clubs, golf clubs and public golf facilities, three destination golf resorts and 68 business, sports and business/sports clubs in 29 states and three foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in North Carolina, The Homestead® Resort in Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles.

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

Our consolidated financial statements are presented on a 52/53 week fiscal year ending on the last Tuesday of December, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The following discussion of our financial condition and results of operations for the 12 and 36 weeks ended September 9, 2003 and September 7, 2004 should be read in conjunction with the our Annual Report on Form 10-K for the year ended December 30, 2003, as filed with the Securities and Exchange Commission.

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

12 Weeks Ended September 9, 2003 Compared to 12 Weeks Ended September 7, 2004

Consolidated Operations – Continuing Operations

Operating revenues increased from $219.6 million for third quarter 2003 to $221.6 million for third quarter 2004. This increase was comprised of $1.8 million at our country club and golf facilities, $2.8 million at our resorts and $1.7 million at our business and sports clubs offset by a decrease of $4.3 million in our other operations and services. The overall increase is primarily due to an increase in membership dues and food and beverage revenues.

Loss on disposals and impairment of assets was $0.9 million for third quarter 2003 as compared to $1.2 million for third quarter 2004. The loss in 2004 was primarily due to the retirement of fixed assets at several properties.

Excluding the impact of disposals and impairment of assets, operating income improved from $9.1 million for third quarter 2003 to $15.8 million for third quarter 2004. This improvement was due to the increase in revenues mentioned above as well as a decrease in operating costs and expenses of $3.2 million. Expenses decreased due to a $3.4 million recovery of costs during third quarter 2004 related to litigation accrued earlier in 2004, partially offset by increased payroll and payroll related expenses.

Income (loss) from operations before income taxes and minority interest improved from a loss of $6.5 million for third quarter 2003 to income of $1.3 million for third quarter 2004 primarily as a result of the increase in operating income mentioned above. In addition, interest expense decreased $1.0 million primarily related to lower rates obtained from refinancing our bank debt in 2003.

Discontinued Operations

The periods ended September 9, 2003 and September 7, 2004 include the operations of six properties divested in 2003, one property divested in 2004 and two properties currently held for sale in discontinued operations. Operating revenues for these properties decreased from $3.5 million for third quarter 2003 to $0.9 million for third quarter 2004. Operating income (loss) before the impact of disposals and impairment of assets from these properties decreased $2.1 million from third quarter 2003 to third quarter 2004 as only two held for sale entities had activity in 2004 versus several entities with activity in the prior year. Loss on disposals of assets was $3.0 million for third quarter 2003. There was no significant gain (loss) activity for third quarter 2004. In accordance with SFAS 144, depreciation expense was not recorded in the current quarter for properties classified as held for sale.

Segment and Other Information – 12 weeks

Country Club and Golf Facilities

The following table presents certain summary financial and other operating data for our country club and golf facilities segment for the third quarters ended September 9, 2003 and September 7, 2004 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2003	2004	2003	2004
Number of facilities at end of period	97	97	99	99
Operating revenues	$112,247	$116,603	$112,247	$116,603
Recognition of membership fees and deposits	8,472	5,927	8,472	5,927

Total operating revenues	$120,719	$122,530	$120,719	$122,530

Operating costs and expenses (1)	94,003	96,545	93,996	96,561
Depreciation and amortization	11,639	11,301	11,639	11,301

Segment operating income from continuing operations	$15,077	$14,684	$15,084	$14,668

Segment operating income (loss) from discontinued operations	$—	$—	$31	$(2)

EBITDA (1)	$26,716	$25,985	$26,819	$25,967

(1)	Excludes intercompany consulting fees of $2.3 million and $4.5 million for Same Store and Total in 2003 and 2004, respectively. Fees increased in 2004 in conjunction with the terms of our new debt facility.

Continuing Operations. Total operating revenues increased $1.8 million comparing third quarter 2003 to third quarter 2004 for same store country club and golf facilities. This increase was primarily due to increased food and beverage sales of $2.0 million and membership dues of $1.8 million partially offset by decreased recognition of membership fees and deposits of $2.5 million. Food and beverage revenues increased as a result of increased a la carte business and check average at our clubs. Membership dues increased as a result of positive membership trends as well as price increases. Recognition of membership fees and deposits decreased primarily due to a change in the allocation procedures of revenue over 13 periods versus equal amounts in each of our four quarters.

Segment operating income decreased $0.4 million at same store country club and golf facilities comparing third quarter 2003 to third quarter 2004 as a result of the increase in revenues mentioned above, offset by increased operating costs and expenses of $2.5 million. Operating costs and expenses increased primarily due to increased food and beverage and golf operations expenses of $1.8 million and $1.1 million, respectively. Overall, food and beverage margins improved when comparing third quarter 2003 to third quarter 2004 offset by a decrease in golf operating margin mainly due to numerous hurricanes and heavy rains during the quarter. Additionally, we decreased a litigation accrual by $1.0 million related to the settlement of a lawsuit involving the members at one of our clubs.

Resorts

The following table presents certain summary financial and other operating data for our resorts segment for the third quarters ended September 9, 2003 and September 7, 2004 (dollars in thousands):

	Same Store Resorts		Total Resorts
	2003	2004	2003	2004
Number of facilities at end of period (1)	3	3	3	3
Operating revenues	$46,818	$49,781	$46,857	$49,809
Recognition of membership fees and deposits	1,613	1,422	1,613	1,422

Total operating revenues	$48,431	$51,203	$48,470	$51,231

Operating costs and expenses (2)	37,662	39,663	38,227	40,067
Depreciation and amortization	3,820	3,771	3,927	3,847

Segment operating income from continuing operations	$6,949	$7,769	$6,316	$7,317

Segment operating income from discontinued operations	$—	$—	$—	$—

EBITDA (2)	$10,769	$11,539	$10,243	$11,164

Lodging data: (3 resorts) (1)
Room nights available	99,792	99,792
Room nights sold	61,642	64,928
Paid occupancy rate	61.8%	65.1%
Average daily revenue per occupied room (3)	$698	$707
Average daily revenue per available room (3)	$431	$460

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. Other ancillary resort operations are included in summary financial data for Total Resorts.
(2)	Excludes intercompany consulting fees of $1.9 million in 2004 for Same Store and Total. There were no intercompany consulting fees in 2003.
(3)	Average daily revenue per occupied room and average daily revenue per available room are based on total operating revenues excluding membership dues, recognition of member initiation fees, and net managed rooms commissions.

Continuing Operations. Total operating revenues increased $2.8 million comparing third quarter 2003 to third quarter 2004 for same store resorts. This increase was primarily in food and beverage, golf and lodging at Pinehurst due to increased occupancy and spending.

Segment operating income increased $0.8 million comparing third quarter 2003 to third quarter 2004 for same store resorts. This improvement was due to the increase in revenues mentioned above offset by a $2.0 million increase in operating costs and expenses. Operating costs and expenses increased due to higher food and beverage expenses of $0.8 million related to the higher occupancy and spending at Pinehurst. Food and beverage operating margins improved when comparing third quarter 2003 to third quarter 2004.

Business and Sports Clubs

The following table presents certain summary financial and other operating data for our business and sports clubs segment for the third quarters ended September 9, 2003 and September 7, 2004 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2003	2004	2003	2004
Number of facilities at end of period	66	66	66	66
Operating revenues	$43,224	$45,040	$43,224	$45,040
Recognition of membership fees and deposits	606	538	606	538

Total operating revenues	$43,830	$45,578	$43,830	$45,578

Operating costs and expenses (1)	40,382	41,577	40,382	41,577
Depreciation and amortization	2,539	2,490	2,539	2,490

Segment operating income from continuing operations	$909	$1,511	$909	$1,511

Segment operating income (loss) from discontinued operations	$(163)	$7	$(298)	$(15)

EBITDA (1)	$3,400	$4,000	$3,347	$3,978

(1)	Excludes intercompany consulting fees of $1.2 million and $1.3 million for Same Store and Total, respectively, in 2003 and 2004.

Continuing Operations. Total operating revenues increased $1.7 million comparing third quarter 2003 to third quarter 2004 at same store business and sports clubs. This increase was primarily comprised of a $1.2 million increase in food and beverage sales and a $0.6 million increase in membership dues. Food and beverage revenues increased primarily as a result of increased spending for a la carte and private party business and most clubs had a higher per check average in 2004. Membership dues increased due to the impact of a new Signature Gold dining program being offered at the business clubs in 2004.

Segment operating income increased comparing third quarter 2003 to third quarter 2004 at same store business and sports clubs due to the increase in revenues mentioned above offset by a related increase in operating costs and expenses of $1.2 million. Operating margins were positively impacted by improved food and beverage margins due to expense controls in purchasing and operations.

Discontinued Operations. The periods ended September 9, 2003 and September 7, 2004 include the operations of three properties divested in 2003, one property divested in 2004 and two properties currently held for sale in discontinued operations. Segment operations from these properties improved $0.3 million from third quarter 2003 to third quarter 2004.

Other Operations and Services – Continuing Operations

Included in results for other operations and services for the third quarter 2004 is a $5.0 million ($3.4 million net of legal costs) recovery of previously accrued expenses related to litigation accrued earlier in 2004. During the third quarter 2003 we recorded a charge of $1.3 million to accrue for vacation earned by employees. There was no significant change to the vacation accrual during third quarter 2004.

Operating loss from other operations and services improved comparing third quarter 2003 to third quarter 2004 due to the reasons mentioned above as well as decreases in payroll and payroll related costs. Payroll and payroll related costs decreased due to a corporate reorganization that led to reductions in personnel.

36 Weeks Ended September 9, 2003 Compared to 36 Weeks Ended September 7, 2004

Consolidated Operations – Continuing Operations

Operating revenues increased from $623.7 million for the 36 weeks ended September 9, 2003 to $645.0 million for the 36 weeks ended September 7, 2004. This increase was comprised of $11.1 million at our country club and golf facilities, $9.7 million at our resorts and $5.1 million at our business and sports clubs, offset by a decrease of $4.6 million in our other operations and services. The overall increase is primarily due to an increase in membership dues and food and beverage revenues.

Gain (loss) on disposals and impairment of assets was $0.7 million for the 36 weeks ended September 9, 2003 as compared to a loss of $3.8 million for the 36 weeks ended September 7, 2004. The loss in 2004 includes impairment of $1.4 million recorded to write down the carrying value of certain properties. The remainder of the loss for 2004 is primarily related to the retirement of fixed assets at several properties.

Excluding the impact of disposals and impairment of assets, operating income improved from $14.5 million for the 36 weeks ended September 9, 2003 to $36.8 million for the 36 weeks ended September 7, 2004. This improvement was primarily due to the increase in revenues mentioned above partially offset by increased operating costs and expenses of $2.6 million. Operating costs and expenses increased due to higher usage primarily at country club and golf facilities as well as at the resorts.

Loss from operations before income taxes and minority interest improved from $41.3 million for the 36 weeks ended September 9, 2003 to $7.3 million for the 36 weeks ended September 7, 2004 primarily as a result of the increase in operating income mentioned above. In addition, interest expense decreased $5.2 million primarily related to lower rates obtained from refinancing our bank debt in 2003.

Discontinued Operations

The periods ended September 9, 2003 and September 7, 2004 include the operations of 14 properties divested in 2003, one property divested in 2004 and two properties currently held for sale in discontinued operations. Operating revenues for these properties decreased from $14.6 million for the 36 weeks ended September 9, 2003 to $4.4 million for the 36 weeks ended September 7, 2004. Operating income (loss) before the impact of disposals and impairment of assets from these properties decreased $5.1 million from the 36 weeks ended September 9, 2003 to the 36 weeks ended September 7, 2004 as only two held for sale entities had activity in 2004 versus several entities with activity in the prior year. Gain on disposals of assets was $5.7 million for the 36 weeks ended September 9, 2003 and $0.2 million for the 36 weeks ended September 7, 2004. In accordance with SFAS 144, depreciation expense was not recorded in the current quarter for properties classified as held for sale.

Segment and Other Information – 36 weeks

Country Club and Golf Facilities

The following table presents certain summary financial and other operating data for our country club and golf facilities segment for the 36 weeks ended September 9, 2003 and September 7, 2004 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2003	2004	2003	2004
Number of facilities at end of period	97	97	99	99
Operating revenues	$317,960	$334,259	$318,046	$334,259
Recognition of membership fees and deposits	25,207	20,054	25,208	20,054

Total operating revenues	$343,167	$354,313	$343,254	$354,313

Operating costs and expenses (1)	263,754	276,631	263,865	276,648
Depreciation and amortization	33,384	34,053	33,384	34,053

Segment operating income from continuing operations	$46,029	$43,629	$46,005	$43,612

Segment operating loss from discontinued operations	$—	$—	$(5)	$(4)

EBITDA (1)	$79,413	$77,682	$79,695	$77,661

(1)	Excludes intercompany consulting fees of $6.9 million and $12.7 million for Same Store and Total in 2003 and 2004, respectively. Fees increased in 2004 in conjunction with the terms of our new debt facility.

Continuing Operations. Total operating revenues increased $11.1 million comparing the 36 weeks ended September 9, 2003 to the 36 weeks ended September 7, 2004 for same store country club and golf facilities. This increase was primarily due to increased food and beverage sales of $7.6 million, membership dues of $5.1 million and golf operations revenues of $2.3 million, partially offset by decreased recognition of membership fees and deposits of $5.2 million. Food and beverage revenues increased as a result of increased activity and check average at our clubs in both a la carte and private party. Membership dues increased as a result of positive membership trends and price increases when comparing 2003 to 2004. Golf operations revenue increased due to higher paid rounds as a result of the increased activity at our clubs. Recognition of membership fees and deposits decreased primarily due to a change in the allocation procedures of revenue over 13 periods versus equal amounts in each of our four quarters.

Segment operating income decreased $2.4 million at same store country club and golf facilities from the 36 weeks ended September 9, 2003 to the 36 weeks ended September 7, 2004 as a result of the increase in revenues mentioned above, offset by increased operating costs and expenses of $12.9 million. Operating costs and expenses increased primarily due to the increased usage at our clubs which resulted in increased food and beverage and golf operations expenses of $7.0 million and $3.5 million, respectively. Overall, food and beverage operating margins improved when comparing 2003 to 2004 while golf operating margins decreased due to numerous hurricanes and heavy rains.

Discontinued Operations. The periods ended September 9, 2003 and September 7, 2004 include the operations of ten properties divested in 2003 in discontinued operations. Segment operating loss for these properties were flat for the 36 weeks ended September 9, 2003 compared to the 36 weeks ended September 7, 2004 as a result of decreased activity related to the divested entities.

Resorts

The following table presents certain summary financial and other operating data for our resorts segment for the 36 weeks ended September 9, 2003 and September 7, 2004 (dollars in thousands):

	Same Store Resorts		Total Resorts
	2003	2004	2003	2004
Number of facilities at end of period (1)	3	3	3	3
Operating revenues	$125,350	$135,536	$125,461	$135,633
Recognition of membership fees and deposits	4,715	4,244	4,715	4,244

Total operating revenues	$130,065	$139,780	$130,176	$139,877

Operating costs and expenses (2)	103,077	110,517	104,397	111,526
Depreciation and amortization	12,050	11,326	12,377	11,580

Segment operating income from continuing operations	$14,938	$17,937	$13,402	$16,771

Segment operating income from discontinued operations	$—	$—	$—	$—

EBITDA (2)	$26,988	$29,263	$25,779	$28,351

Lodging data: (3 resorts) (1)
Room nights available	299,376	299,376
Room nights sold	161,057	172,092
Paid occupancy rate	53.8%	57.5%
Average daily revenue per occupied room (3)	$706	$720
Average daily revenue per available room (3)	$380	$414

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. Other ancillary resort operations are included in summary financial data for Total Resorts.
(2)	Excludes intercompany consulting fees of $5.8 million in 2004 for Same Store and Total. There were no intercompany consulting fees in 2003.
(3)	Average daily revenue per occupied room and average daily revenue per available room are based on total operating revenues excluding membership dues, recognition of member initiation fees, and net managed rooms commissions.

Continuing Operations. Total operating revenues increased $9.7 million comparing the 36 weeks ended September 9, 2003 to the 36 weeks ended September 7, 2004 for same store resorts. This increase was primarily due to increased food and beverage sales of $4.3 million, lodging revenues of $2.8 million, other recreation revenues of $2.2 million and golf operations revenues of $1.6 million. Food and beverage sales increased as a result of higher occupancy and spending by social guests during 2004 at all of the resorts. Lodging revenues increased as a result of increased room nights and higher average room rates from the prior year, primarily at The Homestead. Other recreation revenues increased as a result of increased spa revenues at The Homestead and Pinehurst as well as increased ski revenues at The Homestead. Golf revenues increased due to increased play on the premium courses at Pinehurst.

Segment operating income increased $3.0 million comparing the 36 weeks ended September 9, 2003 to the 36 weeks ended September 7, 2004 for same store resorts. This improvement was due to by the increase in revenues mentioned above offset by a $7.4 million increase in operating costs and expenses. Operating costs and expenses increased due to higher food and beverage expenses of $3.5 million related to the higher occupancy and spending mentioned above at all of the resorts as well as increased wages at The Homestead due to the staffing of temporary employees. Food and beverage operating margins improved when comparing 2003 to 2004. Other recreation operating expenses increased $1.5 million from increased usage at The Homestead, primarily related to spa and ski expenses. Golf operations expenses increased $1.0 million due to increased maintenance expenses at all the resorts.

Business and Sports Clubs

The following table presents certain summary financial and other operating data for our business and sports clubs segment for the 36 weeks ended September 9, 2003 and September 7, 2004 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2003	2004	2003	2004
Number of facilities at end of period	66	66	66	66
Operating revenues	$138,271	$143,631	$138,271	$143,631
Recognition of membership fees and deposits	1,885	1,643	1,885	1,643

Total operating revenues	$140,156	$145,274	$140,156	$145,274

Operating costs and expenses (1)	124,018	127,823	124,020	127,823
Depreciation and amortization	7,727	7,448	7,727	7,448

Segment operating income from continuing operations	$8,411	$10,003	$8,409	$10,003

Segment operating loss from discontinued operations	$(446)	$(58)	$(1,109)	$(144)

EBITDA (1)	$16,004	$17,501	$15,583	$17,415

(1)	Excludes intercompany consulting fees of $3.7 million and $3.9 million for Same Store and Total, respectively, in 2003 and 2004.

Continuing Operations. Total operating revenues increased $5.1 million comparing the 36 weeks ended September 9, 2003 to the 36 weeks ended September 7, 2004 at same store business and sports clubs. This increase was primarily comprised of a $3.5 million increase in food and beverage sales and a $1.7 million increase in membership dues. Food and beverage revenues increased primarily as a result of increased spending in ala carte and private party and most clubs had a higher per check average in 2004. Membership dues increased due to the impact of the Signature Gold program being offered at the business clubs in 2004.

Segment operating income increased $1.6 million comparing the 36 weeks ended September 9, 2003 to the 36 weeks ended September 7, 2004 at same store business and sports clubs due to the increase in revenues mentioned above, partially offset by a related increase in operating costs and expenses of $3.8 million. Operating margins were positively impacted by improved food and beverage margins due to expense controls in purchasing and operations.

Discontinued Operations. The periods ended September 9, 2003 and September 7, 2004 include the operations of four properties divested in 2003, one property divested in 2004 and two properties currently held for sale in discontinued operations. Segment operating loss from these properties improved $1.0 million comparing the 36 weeks ended September 9, 2003 to the 36 weeks ended September 7, 2004.

Other Operations and Services – Continuing Operations

Included in results for other operations and services for the 36 weeks ended September 7, 2004 is a charge of $4.4 million accrued with respect to the settlement of an outstanding lawsuit related to one of our former properties. We previously accrued $0.8 million related to this lawsuit. Also included in results for 2004 is a $5.0 million ($3.4 million net of legal costs) recovery of previously accrued expenses related to the lawsuit mentioned above. During the 36 weeks ended September 9, 2003 we also recorded charges of $1.5 million to cover the costs of a settlement related to another one of our former properties and $2.4 million to accrue for vacation earned by employees. There was no significant change to the vacation accrual in 2004.

Operating loss from other operations and services improved comparing the 36 weeks ended September 9, 2003 to the 36 weeks ended September 7, 2004 primarily due to decreases in payroll and payroll related costs, general and administrative and insurance. Payroll and payroll related costs decreased due to a corporate reorganization that led to reductions in personnel. General and administrative expenses decreased primarily related to the implementation of cost cutting initiatives during 2003 showing their effects in 2004. Insurance costs decreased due to a lower number of health claims.

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

Liquidity and Capital Resources

Historically, we have financed our operations and cash needs primarily through cash flows from operations, borrowings under credit facilities, and to a lesser extent, proceeds from divestitures. We anticipate using cash flow from operations for the remainder of 2004 and the immediate future thereafter principally to fund planned capital replacement expenditures, to repay debt and to build cash reserves. It is anticipated that beginning in 2005, we will also use our cash flow to grow and expand our business through a combination of improvements and expansions of existing facilities and acquisitions of additional properties. We believe any unit growth in the remainder of 2004 will be undertaken by entering into management contracts or lease agreements, while in 2005 and beyond, growth could take the form of both ownership and management opportunities, principally in the golf and resort segments. Consistent with our strategy, we have entered into two management contracts during the twelve weeks ended September 7, 2004.

We distinguish uses of cash for capital expenditures to refurbish and replace existing property and equipment (i.e., capital replacements) from discretionary capital expenditures such as the expansion of existing facilities (i.e., capital expansions) and investments in joint ventures. Capital replacements are planned expenditures made each year to maintain high quality standards of facilities for the purpose of meeting existing members’ expectations and to attract new members. Capital expansions are strategic expansions of existing and newly acquired facilities and resorts that we believe will provide opportunities to expand our membership base and room nights and positively affect long-term cash flows. Historically, capital expansions have been funded by operating cash flows and external debt. We expect to spend approximately $7 million in 2004 on capital expansions and improvements to existing facilities of which $3.2 million has already been spent. Total capital expenditures are expected to be approximately $60 million in 2004 of which $39.2 million has already been spent. Net cash flows used by investing activities were $34.1 million for the 36 weeks ended September 7, 2004 as compared to $11.7 million for the 36 weeks ended September 9, 2003. The 2003 net usage includes proceeds from divestitures of $30.6 million compared to only $0.1 million in 2004.

Net cash flows from financing activities were a use of $20.3 million for the 36 weeks ended September 7, 2004 as compared to cash provided of $48.7 million for the 36 weeks ended September 9, 2003. The 2004 activity reflects our intent to pay down debt with free cash flow. Year to date, we have reduced debt by $26.4 million. The 2003 activity largely reflects the debt refinancing in the second quarter of 2003 which provided us with additional working capital and liquidity, as well as favorable interest rates.

Under the provisions of our debt agreement with Textron Financial Corporation (Textron), we are required to maintain certain debt service ratios at both the portfolio and individual property level. Each of the individual loans has cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. Effective as of June 30, 2004, we obtained an amendment to the debt agreement clarifying a component of how we calculate the debt service ratio. We may now cure a default by obtaining a letter of credit or prepaying the loan.

As of September 7, 2004, the debt service ratio (as defined in the amended agreement) was below the minimum level for three individual properties participating in the loan, thereby causing the entire loan ($56 million) to be in technical default. We cured the noncompliance through a combination of obtaining letters of credit totaling $3.7 million and a waiver letter. We have reclassified $5.1 million to the current portion of long-term debt in the Condensed Consolidated Balance Sheet related to this waiver representing the paydown amount required to bring the property not covered by letters of credit into compliance.

Net cash flows provided by operations increased to $71.5 million in the 36 weeks ended September 7, 2004 from $38.8 million in the 36 weeks ended September 9, 2003 primarily due to increased income generated in our various business units. We believe we have adequate capital resources to fund our operations and strategy for the immediate future. In the event that this is not the case, the company could use its existing cash reserves to meet its obligations or delay or cancel certain capital repair or expansion projects.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

During the quarter ended September 7, 2004, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Annual Report on Form 10-K for the year ended December 30, 2003. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments” in the Form 10-K for December 30, 2003 for a detailed discussion.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued and then revised in December 2003, FASB Interpretation No. 46, (FIN 46R) “Consolidation of Variable Interest Entities” which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The assets, liabilities and noncontrolling interests of the newly consolidated variable interest entities were initially recorded at the amounts at which they would have been carried in the Consolidated Financial Statements if FIN 46R had been effective when we first met the conditions to be the primary beneficiary of the variable interest entity. The difference between the net amount added to our Consolidated Statement of Operations and the amount of any previously recognized interest in the newly consolidated entity was not material and therefore was not recognized as a cumulative effect of an accounting change when adopted. The adoption of FIN 46R in the first quarter of 2004 resulted in an initial increase in net assets of $1.1 million, including debt of $13.7 million, to our Consolidated Balance Sheet. Prior periods were not restated.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the thirty-six weeks ended September 7, 2004, we accrued an additional $5.2 million to cover estimated settlement charges related to a lawsuit involving a property disposed of in 2002. We had previously recorded a $1.0 million accrual related to this lawsuit as well as established an escrow of $5.7 million. During the twelve weeks ended September 7, 2004, we settled the lawsuit for $5.9 million. The escrow was released to cover the settlement and $0.3 million remaining accrual was reversed. We also received $5.0 million ($3.4 million net of legal fees) in a matter related to this lawsuit that was settled out of court and recorded as a recovery of previously accrued expenses.

During the twelve weeks ended September 7, 2004, we finalized a settlement with the members of a club for $0.6 million. We had accrued $1.6 million related to this lawsuit in 2003; therefore, we reversed the remaining $1.0 million of accrued expenses during the twelve weeks ended September 7, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.31* - Third Amendment to the Employment Agreement between ClubCorp, Inc. and John A. Beckert, effective August 28, 2004

31.1 - Certification by John A. Beckert pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification by John A. Beckert pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On September 7, 2004, we filed a Current Report on Form 8-K, reporting, under Item 5.02 – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, the third amendment to the Employment Agreement between ClubCorp, Inc. and John A. Beckert.

*	- Incorporated by reference to our Current Report on Form 8-K filed on September 7, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClubCorp, Inc.

Date: October 21, 2004	By:	/s/ Jeffrey P. Mayer
Jeffrey P. Mayer
Chief Financial Officer