Form 10-K
period 2004-12-28
CLUBCORP INC
filed 2005-04-12
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 15, 2004, all of the registrant’s common stock was privately held, and there was no public market for the registrant’s common stock nor any publicly available quotations for the registrant’s common stock. As a result, the registrant is unable to calculate the aggregate market value of the registrant’s common stock held by non-affiliates as of June 15, 2004.

The number of shares of the registrant’s common stock outstanding as of March 28, 2005 was 93,379,080.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I

Item 1.	Business

General

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of December 28, 2004, we had more than 190,000 memberships and operated 99 country clubs, golf clubs and public golf facilities, three destination golf resorts and 65 business, sports and business/sports clubs in 27 states, Washington D.C. and three foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in Pinehurst, North Carolina, The Homestead® Resort in Hot Springs, Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles, California. Golf Digest, Golf Travel and other golf industry publications have consistently ranked several of our 150 golf courses and destination golf resorts among the best in the U.S.

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

Our predecessor corporation was organized in 1957 under the name Country Clubs, Inc. All references to us also include Country Clubs, Inc. and its successor corporations. For purposes of this document, unless otherwise indicated, references to us also include our various subsidiaries. However, we and each of our subsidiaries are careful to maintain separate legal existence, and general references to us should not be interpreted in any way to reduce the legal distinctions and separateness between subsidiaries or between us and our subsidiaries.

There is currently no public market for our common stock. We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, pursuant to Section 15(d) thereof, because we filed a registration statement on Form S-1, which became effective October 24, 1994 pursuant to the Securities Act of 1933, as amended (the “Registration Statement”). The Registration Statement registered participation interests in the ClubCorp Stock Investment Plan (the “Plan”) and our common stock, at $.01 par value per share (the “Common Stock”), to be sold to the Plan. The Plan was amended and restated on January 1, 1999, to become the ClubCorp Employee Stock Ownership Plan (the “Amended Plan”).

Throughout Item 1 of this document, financial and property information reflects consolidated totals and includes amounts attributable to properties held for sale that are classified as discontinued operations under accounting principles generally accepted in the United States of America. Details of these properties are available in Annex A – “List of Facilities.”

Operations

Background and Philosophy

We were founded in 1957 to develop Brookhaven Country Club in the North Dallas, Texas area. Since that time, we have expanded our operations to 167 facilities. In 1967, we established our first business club on the belief that we could profitably expand our operations by applying our club management skills and member-oriented philosophy to a related line of business. In 1984, we entered the destination resort industry when we capitalized on a turn-around opportunity by acquiring Pinehurst and currently operate three destination resorts. We commenced international operations in 1980 and currently operate nine facilities primarily in Mexico and Australia. In directing our growth since our formation, our management has emphasized quality service and facilities, endeavoring to exceed the expectations of our members and guests.

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

Our management and employees recognize that we are in a relationship business where member and guest satisfaction is essential to long-term growth and profitability. Underlying this philosophy are progressive human resource values and goals which we believe have resulted in superior customer service. Management believes that our member-oriented philosophy and culture set us apart from many of our competitors that focus on short-term returns that may jeopardize member satisfaction and long-term profitability. We are committed to maintaining our leadership position in the golf-related and business and sports club segments by creating an environment where members, guests and employees are treated with respect, trust and honesty. Our policy is to not restrict membership in our facilities on the basis of race, religion, gender or other immutable characteristics.

From ClubCorp’s beginning, we have focused on assembling and maintaining an experienced management team. Our executive officers, including the Chairman of the Board, possess a significant amount of hospitality industry experience. We have also attempted to attract and retain qualified, dedicated managers for our clubs and resorts. These managers possess an average of more than ten years of experience with our facilities. Senior management believes that our success depends greatly upon the motivation, training and experience of our employees. We provide an extensive, proprietary system of in-house training and education for all of our employees that is designed to improve the quality of services provided to members and guests. See — “Employees.”

Nature of Operations

We operate country club and golf facilities, business and sports clubs and resorts through sole ownership, partial ownership and management agreements. In addition, we perform various corporate services internally and for managed properties and, to a lesser extent, develop and sell real estate adjacent to our facilities. See — “Other Operations and Services.” With respect to our sole ownership operations, in some cases we own the real property where the facility is operated and in other cases we lease the real property from third parties. See Item 2 – “Properties.” Management believes that our existing club, resort and other facilities and our base of club members represent a significant value to us. For example, certain of our country clubs that were developed many years ago are now located in densely populated areas where land of sufficient size to develop a new facility would be prohibitively expensive.

The success of our business is dependent on our ability to attract new members, retain existing members and maintain or increase levels of club usage by members and guests. Although we devote significant resources to promote our facilities and services, many of the factors affecting club membership and usage are beyond our control. Local and federal government laws, including income tax regulations applicable to us and our club members and guests, can adversely influence membership activity. See — “Government Regulation and Environmental Matters.” Changes in consumer tastes and preferences, local, regional and national economic conditions, including levels of disposable income, weather and demographic trends can also have an adverse impact on club membership and usage. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Operating Results—Seasonality of Demand; Fluctuations in Quarterly Results.”

Country Club and Golf Facilities

Our portfolio of 99 country club and golf facilities is comprised of 89 private and semi-private country and golf clubs with approximately 82,000 memberships as of December 28, 2004, and ten public golf facilities. Our country club and golf facilities are located in 19 states and two foreign countries, providing us with a geographically diverse revenue base. We have focused our operations in this segment on private and semi-private clubs because of our expertise in managing membership-based facilities, the relative competitive position of such clubs as compared to public courses and the stability of recurring membership dues as a primary revenue source.

Operating revenues for our country club and golf facilities segment consist primarily of membership revenues (comprised primarily of membership dues, and to a lesser extent, recognition of deferred membership fees and deposits), golf revenues and food and beverage sales. In 2004, our country club and golf facilities segment generated operating revenues of $509.6 million, or 53.3% of our total revenues, and segment operating income of $59.8 million. See Note 11 to the Notes to Consolidated Financial Statements.

Country Clubs. Our 72 private country clubs generally provide one or more golf courses and one or more of the following facilities: dining rooms, lounge areas, meeting rooms, grills, ballrooms, tennis courts, swimming pools and pro shops. Our private country clubs include Firestone, host of the World Golf Championships-NEC Invitational for 2003 through 2005 and the 2002 Senior PGA Championship and Mission Hills, home of the LPGA’s annual Kraft-Nabisco Championship. Our current international operations include the Jack Nicklaus Signature Course at Vista Vallarta Club de Golf in Puerto Vallarta, Mexico, site of the 2002 World Golf Championships-EMC World Cup.

Golf Clubs. Our 17 semi-private golf clubs generally offer both private and public play, a driving range and food and beverage concessions. Our semi-private golf clubs include Nags Head Golf Links in North Carolina and Golden Bear Golf Club at Indigo Run in South Carolina.

Public Golf Facilities. Our ten public golf facilities are daily fee courses that offer a “member for the day” experience and generally provide many of the same amenities, facilities and services as our semi-private golf clubs. Since the beginning of 2002, we have sold 15 public golf facilities as we have focused more on private and semi-private golf clubs rather than public golf facilities. Daily fee facilities include the Bear’s Best courses, which were formed through a joint venture with Jack Nicklaus’ Golden Bear Golf, Inc. Our two Bear’s Best courses in Las Vegas and Atlanta, respectively, feature replicas of some of the most famous Nicklaus-designed golf holes. The Bear’s Best Las Vegas course was one of the three golf courses used for the 2004 Michelin Championship at Las Vegas (formerly known as the Las Vegas Invitational) and will be again in 2005. The tournament marks the first time a replica course has been a part of the PGA Tour.

Resorts

Each of our three destination resorts focus on delivering quality golf resort lifestyle as well as lodging and conference facilities, dining and lounge areas, golf, tennis, recreational facilities, European style spas and other resort amenities. Our three destination resorts are Pinehurst Resort and Country Club, The Homestead Resort and Barton Creek Resort and Country Club. The resorts segment also includes our sports marketing division, Pinehurst Championship Management, which manages the operations of high profile golf tournaments at Pinehurst and other locations. Operating revenues for our resorts segment consist primarily of lodging revenues, food and beverage sales, golf and merchandise revenues, other amenities and recreation revenues and membership fees. In 2004, our resort segment generated operating revenues of $209.9 million, or 21.9% of our total revenues, and segment operating income of $30.2 million. See Note 11 to the Notes to Consolidated Financial Statements.

Pinehurst. Acquired in 1984, Pinehurst is the largest golf resort in the world and is a National Historic Landmark. Pinehurst hosted the 1999 U.S. Open and will be hosting the U.S. Open again in 2005, the shortest interval between hosting at a single facility in the last 50 years. Pinehurst includes eight championship 18-hole golf courses, including the highly acclaimed Pinehurst Course No. 2 (ranked second in Golf Digest’s America’s 100 Greatest Public Courses in 2003-2004), and more than 500 guest rooms and suites in three separate facilities, including 85 managed rooms to which we have access. In addition to a 31,000 square foot spa facility, Pinehurst also has a golf school, 24 tennis courts, two outdoor swimming pools, nine dining venues, seven retail venues and approximately 55,000 square feet of conference space, which enables the resort to accommodate large group functions. The resort has also been selected to host the 2008 U.S. Men’s Amateur Championship. In Golf Digest’s America’s Top 75 Golf Resorts (2004), Pinehurst was ranked sixth. Pinehurst also has a private country club that at December 28, 2004 had 5,018 memberships.

The Homestead. Founded in 1766 and acquired by ClubCorp in 1993, The Homestead is a National Historic Landmark. The Homestead includes over 500 guest rooms and suites, three 18-hole championship golf courses, including the Cascades course (ranked fourth in Golf Digest’s America’s 100 Greatest Public Courses in 2003—2004), a golf school, equestrian center, gun club, six tennis courts, an indoor and an outdoor swimming pool, nine downhill ski runs and over 72,000 square feet of conference space, including a 20,000 square foot grand ballroom facility. The Homestead also has a nationally recognized spa and nine dining facilities. In Golf Digest’s America’s Top 75 Golf Resorts (2004), The Homestead was ranked ninth. At December 28, 2004, the Homestead had 191 memberships.

Barton Creek. Acquired in 1996, Barton Creek is a premier luxury resort in Austin, Texas. Barton Creek has approximately 300 guest rooms and suites, four championship 18-hole golf courses, including Fazio Canyons and Fazio Foothills, the number one and three rated public access courses in Texas by Golfweek magazine in 2004, 11 tennis courts, four dining facilities, more that 30,000 square feet of meeting space, including a ballroom, a 150 seat ampitheater, and a luxurious spa. In Golf Digest’s America’s Top 75 Golf Resorts (2004), Barton Creek was ranked 37th. Barton Creek also includes a private golf club that at December 28, 2004 had 2,523 memberships.

Business and Sports Clubs

Our portfolio of 65 business and sports clubs is comprised of 47 business clubs, 14 business/sports clubs and four sports clubs, with a combined total of more than 102,000 memberships as of December 28, 2004. These facilities are located in 21 states, Washington D.C. and one foreign country. Each of our business clubs includes dining rooms, bar areas and private meeting rooms. In addition, most of our business clubs are equipped with state-of-the-art media and telecommunications equipment, providing a technologically-enabled work area. Our sports clubs provide an array of facilities which generally include racquetball and squash courts, jogging tracks, exercise areas, weight machines, aerobic studios, swimming pools and, occasionally, tennis and basketball courts. Business/sports clubs combine the ambiance and amenities of our business clubs with the facilities of our premier sports clubs. Our business and sports clubs include The City Club on Bunker Hill in Los Angeles, The Athletic and Swim Club at Equitable Center in New York City, The Metropolitan Club in Chicago, The Citrus Club in Orlando and The Buckhead Club in Atlanta. Operating revenues for business and sports clubs segment consist primarily of monthly membership dues and food and beverage sales. In 2004, our the business and sports clubs segment generated operating revenues of $223.5 million, or 23.4% of our total revenues, and segment operating income of $16.1 million. See Note 11 to the Notes to Consolidated Financial Statements.

Other Operations and Services

Real Estate Operations. We sell fractional ownership interests at selected properties through our Owners Club program and develop and sell residential real estate adjacent to our golf facilities. Our principal Owners Club locations are The Homestead in Virginia, Barton Creek in Texas and Hilton Head in South Carolina. Given our strategic initiative to focus on our core businesses, we do not expect to significantly expand our real estate operations in the near future.

Corporate Services. We perform a number of services on a company-wide basis, including certain centralized marketing, accounting, technology support and purchasing functions. We also publish Private Clubs®, an award winning bi-monthly magazine which showcases our member and guest facilities and strategic partner relationships through feature articles and advertising.

Expansion and Development

Historically, we have expanded our operations through strategic acquisitions and development projects; growing from one country club to an extensive list of 167 facilities that now include business clubs, resorts and athletic clubs both domestically and internationally. However, in the last three years we have re-oriented our strategic focus onto our core businesses and divested various non-strategic assets. Beginning in 2004, we began actively pursuing various strategic opportunities to grow. While we continue to review our core properties and divest any non-strategic assets within our existing group of assets, more focus is being placed on renegotiating or retrading leases as they become due in order to maximize our cash flow. Additionally, we are reviewing current properties with significant upside opportunity and allocating capital to expand properties that will provide a good return on investment.

We are also pursuing multiple new business opportunities around our core competency, which is superior club management. We are investigating opportunities to manage clubs through management agreements, joint ventures and sole ownership. During 2004, we added two managed clubs to our portfolio and have added two more clubs in the first quarter of 2005.

In late 2004, we hired a new Senior Vice President of Strategic Growth, consistent with our emphasis on exploring new growth opportunities. Strategic growth opportunities focus on new products and services that we can offer, as opposed to traditional club management discussed above. Leveraging our member base will be a key strategy for us. We anticipate that some of our growth dollars in 2005 will be generated in this area.

Sales and Marketing

We own and operate a diverse base of country clubs, business and sports clubs and resorts. Based on the specific attributes of each club and its local market, we attempt to position our golf and business clubs, from the premium-end to the entry level of the specific market segments in which they compete, making the club experience available to a variety of target demographics. Our resorts are positioned as “one of a kind” properties with a broad range of activities and services.

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

Our clubs also offer extended member programs. For example, we sponsor the Associate Clubs® Program, which provides members of clubs owned, leased or managed by us with access to other clubs outside a certain radius of the member’s club. In 2001, we added Signature Gold as a new level of Associate Club membership, providing enhanced privileges at a select group of our properties. In 2003, we offered an enhanced Signature Gold program with expanded benefits (including food and beverage) to those members. In cities where multiple Associate Clubs are located, membership in a Society is often available. Society membership provides privileges in many clubs within the same metropolitan area without any radius restrictions and also provides additional benefits such as concierge services and VIP seating at local events.

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

To promote our facilities, we publish Private Clubs magazine, which reaches the majority of the members at our clubs and resorts in addition to our affiliate clubs and resorts. The magazine’s focus is on golf, travel, food, wine, recreation and other aspects of the “private club experience.” Regular features include unusual destinations and travel tips, profiles of members who are business leaders, club profiles, wine reviews, recipes from club chefs, golf and tennis tips, solutions to health and fitness concerns and humor. The readership of Private Clubs was ranked 21st in median household income among 92 publications included in the 2003 Mendelsohn Affluent Head of Household Survey, conducted annually by Mendelsohn Media Research, Inc., an independent media research firm. The magazine also has an online edition available at www.privateclubs.com.

We host a number of professional golf tournaments that not only generate additional revenue but also enhance our name recognition and that of our clubs and resorts. During 2004, our facilities hosted several nationally recognized golf tournaments affiliated with, among others, the PGA Tour, the Champions Tour, the LPGA Tour, the Nationwide Tour and the PGA of America. During 2004, some of the most notable tournaments our facilities hosted were the Bob Hope Chrysler Classic at Indian Wells, the Kraft-Nabisco Championship at Mission Hills, the World Golf Championship-NEC Invitational at Firestone Country Club, the Kinko’s Classic of Austin at The Hills Country Club, and the Chick-fil-A Charity Championship at Eagle’s Landing Country Club. Pinehurst will host the 2005 U.S. Open, which will be held at the resort for the second time in seven years. Firestone will also host the 2005 World Golf Championships-NEC Invitational.

We believe we have established strong relationships with numerous professional organizations including the following:

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

Government Regulation and Environmental Matters

We are subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the storage of petroleum substances and chemicals, the handling and disposal of wastes, and the remediation of contamination arising from spills and releases. Our operations are subject to numerous other laws and regulations, including occupational health and safety, labor and alcoholic beverage control laws and laws relating to access for disabled persons. Changes to these laws or regulations could adversely affect us. We have policies in place designed to bring or keep our facilities in compliance, and audit procedures to inspect for compliance with all current federal, state and local environmental laws. We are not aware of, and have not been informed by the Environmental Protection Agency or any state or local governmental authority of, any non-compliance or violation of any environmental laws, ordinances or regulations likely to be material to us, and we believe that we are in substantial compliance with all such laws, ordinances and regulations applicable to our facilities and operations. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Operating Results.”

We are subject to the Fair Labor Standards Act and various federal and state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. The salaries of certain of our personnel are based on the federal minimum wage and adopted increases in the minimum wage have historically increased our labor costs. Historically, we have tried to pass these increased labor costs to our customers through price increases. In addition, we are subject to certain state “dram-shop” laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We are also subject to the Americans with Disabilities Act of 1990, which, among other things, created federally mandated access and use requirements. We believe we are in substantial compliance with applicable laws and regulations governing our operations.

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

Competition

We operate in a highly competitive industry and our clubs and resorts compete primarily on the basis of management expertise, reputation, featured facilities, quality and breadth of services and price. With respect to our resorts, we compete on a national and international level with numerous hotel and resort companies. Competition in this part of the industry is intense and there can be no assurance that such competition will not adversely affect revenues, costs or operating income of our resorts. Our country club and golf facilities compete on a local and regional level with other country club and golf facilities and our business and sports clubs compete on a local and regional level with high-end restaurants and other business and sports clubs. The level of competition in these lines of business varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a material adverse effect on our results from that region. Our results of operations also could be affected by a number of additional competitive factors, including the availability of, and demand for, alternative forms of recreation.

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

Throughout the 1990’s and in 2000, there was a substantial increase in the development of public golf facilities in the U.S. Competition in this market has intensified and the increase in availability of daily fee courses has adversely affected demand in portions of the semi-private and private club market. According to the National Golf Foundation, the growth in supply of available golf courses, fueled by the daily fee market, has outpaced growth in the number of golfers in recent years. Although new course construction declined in 2002 and 2003 due to the slowdown in the U.S. economy and the acknowledgement of overbuilding in certain markets, a resurgence in development activity or additional decreases in the average number of golfers per course could adversely affect our business and results of operations. Conversely, this period of overbuilding could eventually benefit us in the long run, as companies with less financial resources and management experience may be forced to sell their properties at discounted values.

In the operation of our facilities, we compete on the basis of our reputation to deliver value through the quality of the facility and quality of services provided to our members and guests. We believe we compete favorably with respect to these factors. Our Associate Clubs Program with tiered membership levels, allows members of a club in one market to utilize our clubs in different markets, thus enhancing the value of club membership. Because of our large number of facilities, members are provided access to a large number of facilities and are able to take advantage of our diverse mix and large number of clubs. We believe this program affords us a competitive advantage over competitors that do not maintain similar programs and over other competitors that have similar programs, but fewer facilities.

Employees

As of December 28, 2004, we employed approximately 11,000 full-time and 7,500 part-time employees in our operations. The success of our business is dependent in part on our ability to attract and retain experienced management and other employees on economic terms. We believe that our employees represent an important asset; however, we are not dependent upon any single employee, or a small group of employees, whose loss would have a material adverse effect on us. Although we believe that our labor relations are good, increased labor and benefit costs or deterioration in our labor relations could adversely affect our operating results.

Customers

We are not dependent upon a single customer, or a few customers, whose loss would have a material adverse effect on us. In addition, for the fiscal year ended December 28, 2004, there is no customer to which we had sales equal to 10% or more of our consolidated operating revenues.

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

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). These reports may be viewed and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the SEC’s internet site www.sec.gov, as soon as practicable after such material is electronically filed with the SEC. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. Our SEC filings are also available free of charge to the public through the Company – Financial Info section of our internet site www.clubcorp.com. The information contained on or linked to our website does not constitute part of the Form 10-K.

Item 2.	Properties

We owned and/or operated 167 country club and golf facilities, business and sports clubs and resorts as of December 28, 2004, one of which is held for sale and is classified as a discontinued operation. The following table provides a summary of the composition of our portfolio of facilities from December 25, 2001 to December 28, 2004:

Additions, Divestitures and Reclassifications of Facilities (1)

	Country Clubs	Golf Clubs	Public Golf	Business	Business/ Sports	Sports	Resorts	International	Total
At December 25, 2001	77	18	22	54	17	5	5	11	209
Facilities added during 2002	—	—	1	—	—	—	—	—	1
Facilities divested during 2002	(5)	(2)	(9)	(3)	—	—	(1)	(1)	(21)
Reclassifications during 2002	2	(1)	—	—	—	—	(1)	—	—

At December 31, 2002	74	15	14	51	17	5	3	10	189
Facilities added during 2003	—	—	—	—	—	—	—	—	—
Facilities divested during 2003	(4)	(3)	(6)	(5)	—	(1)	—	—	(19)
Reclassifications during 2003	3	5	—	2	—	—	—	(10)	—

At December 30, 2003	73	17	8	48	17	4	3	—	170
Facilities added during 2004	—	—	2	—	—	—	—	—	2
Facilities divested during 2004	(1)	—	—	(1)	(3)	—	—	—	(5)

At December 28, 2004	72	17	10	47	14	4	3	—	167
Less: Discontinued Operations	—	—	—	—	—	(1)	—	—	(1)

Continuing Operations	72	17	10	47	14	3	3	0	166

(1)	Facilities added include acquisitions of owned, leased, partially owned or managed facilities, joint ventures and other investments. Facilities divested include sales of owned or partially owned facilities and other investments, and terminated leases and management agreements that were not renewed or replaced.

We continually monitor the performance, composition and characteristics of our portfolio of facilities and actively manage our portfolio through expansions, additions (acquisitions and other investments) and dispositions. We divest a facility when it no longer has strategic value or the potential to contribute to our growth, and an appropriate opportunity for divestiture is available.

Facilities divested also include expired or terminated lease arrangements or management agreements that generally have shorter terms than joint venture agreements or other forms of ownership. We generally include a termination clause in our management agreements which impose a financial penalty, paid to us by the managed owner, to discourage early termination of management agreements.

Our properties are located throughout the U.S. and primarily in Australia and Mexico internationally. In the U.S., a significant portion of our properties are located in Texas, California, Florida and the Southeastern U.S. Due to our concentration of golf facilities in these markets, our operating and financial performance is subject to the regional weather patterns and changes in economic conditions in these areas. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results – Seasonality of Demand; Fluctuations in Quarterly Results.” For a complete list of our facilities, see Annex A – “List of Facilities.”

We operate country club and golf facilities, business and sports clubs and resorts through sole ownership, partial ownership and management agreements. With respect to our sole ownership operations, in some cases we own the real property where the facility is operated and in other cases we lease the real property from third parties. The following table summarizes the number of, and reclassifications in, the type of our facilities operated for the periods indicated:

	Sole Ownership		Partial Ownership and Managed
	Owned Facilities	Leased Facilities		Managed Operations	Under Construction	Total
At December 25, 2001	99	76	15	15	4	209
Facilities divested during 2002	—	1	—	—	—	1
Facilities divested during 2002	(16)	(2)	—	(3)	—	(21)
Reclassifications during 2002	2	—	2	—	(4)	—

At December 31, 2002	85	75	17	12	—	189
Facilities added during 2003	—	—	—	—	—	—
Facilities divested during 2003	(6)	(9)	(2)	(2)	—	(19)
Reclassifications during 2003	—	—	—	—		—

At December 30, 2003	79	66	15	10	—	170
Facilities added during 2004	—	—	—	2	—	2
Facilities divested during 2004	—	(4)	—	(1)	—	(5)

At December 28, 2004	79	62	15	11	—	167
Less: Discontinued Operations	(1)	—	—	—	—	(1)

Continuing Operations	78	62	15	11	—	166

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

We are subject to certain pending or threatened litigation and other claims that arise in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, after review and consultation with legal counsel, we believe that any potential liability from these matters would not materially affect our consolidated financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market or publicly available quotations for our common stock. In connection with the Amended Plan, we have engaged an independent financial advisory firm, Houlihan Lokey Howard and Zukin Financial Advisors, Inc., to render a semi-annual opinion on the fair market value of our common stock at the end of our second quarter and fiscal year. This fair market value is based upon a multiple of our recurring cash flows from operations, with certain exceptions for specific assets, including certain long-term investments valued at the lower of cost or market. Under this arrangement, the stock valuation process is independent of our Board of Directors and management. The most recent appraised value of our common stock was $11.49 per share at June 30, 2004.

At our option, we have historically repurchased stock from shareholders when offered for sale to us on a limited basis. The Stockholder’s Agreement with The Cypress Group L.L.C. (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity”) limits our stock repurchases, without their prior authorization, to $2.5 million per year from Nancy Dedman, Robert H. Dedman, Jr., Patricia Dedman Dietz, and the Dedman Foundation and related trusts in total, $5.0 million per year from certain charitable and non-profit organizations, and $2.5 million per year from all other shareholder groups.

As a means of providing liquidity to the trustees of the Amended Plan, we have provided the trustees a limited put right (the Redemption Right) to cause us to redeem common stock, held in trust on behalf of the Amended Plan, at the most recent appraised fair market value as necessary, in the event the trust does not have adequate resources, to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the Amended Plan. We do not expect that the Redemption Right will be exercised to a significant extent in 2005, but if it is, we could be required to repurchase shares of common stock. The Redemption Right is not limited by the Stockholder’s Agreement with the Cypress Group L.L.C.

We have never paid cash dividends on our common stock. Management expects to continue its policy of retaining earnings for use in our business, and accordingly, does not expect to pay cash dividends in the foreseeable future. As of March 28, 2005, there were approximately 350 holders of record of our common stock.

Item 6.	Selected Financial Data

Set forth below are selected consolidated statement of operations and balance sheet data for each of the fiscal years in the five year period ended December 28, 2004 (1). The table presented below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” and Item 8 — “Financial Statements and Supplementary Data” (dollars in thousands, except membership and lodging data).

	December 26, 2000 (2)	December 25, 2001 (2)	December 31, 2002 (2)	December 30, 2003 (2)	December 28, 2004
	(Restated)	(Restated)	(Restated)	(Restated)
Statement of Operations Data:
Operating revenues	$995,692	$928,863	$921,840	$898,082	$944,090
Operating costs and expenses	790,906	728,681	731,750	697,093	724,846
Depreciation and amortization	79,900	88,725	89,295	92,775	90,619
Selling, general and administrative expenses	84,117	80,545	87,381	78,162	68,157
Loss on disposals and impairment of assets	17,092	42,554	27,943	8,178	6,560

Operating income (loss) from continuing operations	$23,677	$(11,642)	$(14,529)	$21,874	$53,908

Loss from continuing operations	$(23,128)	$(100,368)	$(46,805)	$(110,217)	$(4,399)
Income (loss) from discontinued operations	6,634	(5,482)	(14,749)	4,971	(1,843)

Net Income (loss)	$(16,494)	$(105,850)	$(61,554)	$(105,246)	$(6,242)

Income (loss) from continuing operations per common share	$(0.25)	$(1.07)	$(0.50)	$(1.18)	$(0.05)

Balance Sheet Data:
Cash	$24,771	$3,212	$2,426	$90,195	$124,922
Total assets	$1,727,847	$1,593,295	$1,553,543	$1,528,654	$1,517,985
Long-term debt (including current portion)	$692,404	$640,250	$666,406	$720,886	$707,833
Membership deposits (including current portion)	$104,757	$106,741	$120,339	$133,692	$153,716
Stockholders’ equity	$532,734	$420,649	$382,406	$279,610	$259,880

Other Operating Information:

Total memberships at end of year:
Country clubs and golf facilities	90,674	86,860	83,251	78,691	81,961
Resorts	9,933	8,901	8,123	8,043	7,732
Business and sports clubs	125,036	118,545	113,621	102,016	102,505
Other operations and services	7,384	5,460	4,854	1,308	1,315

Total memberships at end of year	233,027	219,766	209,849	190,058	193,513

Lodging data (3)
Room nights available	404,211	433,524	432,432	432,432	432,432
Room nights sold	247,116	225,530	224,240	239,680	253,850
Paid occupancy rate	61.1%	52.0%	51.9%	55.4%	58.7%
Revenue per occupied room	$721	$735	$764	$725	$735
Revenue per available room	$441	$382	$396	$402	$432

(1)	We report our financial results on a 52/53 week basis, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of either 16 weeks (2000, 2001, 2003 and 2004) or 17 weeks (2002).

(2)	Fiscal years 2000 through 2003 have been restated from amounts previously reported to reflect certain adjustments as discussed in Item 7 – “Restatement of Prior Financial Information” and Note 17 to the Notes to Consolidated Financial Statements. The fiscal year 2000 total assets and stockholders’ equity reflect a cumulative impact of $17.7 million and $11.5 million, respectively, resulting from the restatement.

(3)	Lodging data is for Pinehurst, The Homestead and Barton Creek.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6 — “Selected Financial Data,” Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” and Item 8 — “Financial Statements and Supplementary Data.”

Restatement of Prior Financial Information

Following a review of our accounting policy for amortization of leasehold improvements, we determined that we previously utilized incorrect amortization lives for certain of our leasehold improvements. The primary impact of the restatement was accelerated amortization for leasehold improvements that are subject of our leases. The adjustments did not have a significant impact on our 2002 or 2003 Consolidated Statements of Operations. Accordingly, they have not been adjusted from amounts previously reported, and the accompanying Management’s Discussion and Analysis was not affected for those years. The restatement is discussed in more detail in Note 17 of the Notes to Consolidated Financial Statements.

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

Our Consolidated Financial Statements are presented on a 52/53 week fiscal year, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of either 16 weeks (2003 and 2004) or 17 weeks (2002).

Our revenues consist primarily of revenues derived from golf operations, food and beverage operations, lodging, membership dues and recognition of deferred membership fees and deposits. All revenue sources are recognized in the period earned, which is generally at the time of sale or when the service is provided. See “Membership Fees and Deposits” below. Operating costs and expenses consist of employee compensation, food and beverage costs and general and administrative costs. All operating costs are expensed as incurred.

The following table presents our consolidated operating revenues attributable to each of our business segments for fiscal years 2002, 2003 and 2004 (dollars in thousands):

	Fiscal Year Ended
	December 31, 2002	December 30, 2003	December 28, 2004
Continuing Operations:
Country Club and Golf Facilities	$482,057	$486,137	$509,635
Resorts	195,070	196,887	209,893
Business and Sports Clubs	206,701	202,960	210,992
Other Operations and Services	38,012	12,098	13,570

Subtotal - Continuing Operations	921,840	898,082	944,090

Discontinued Operations:
Country Club and Golf Facilities	36,537	6,076	—
Resorts	362	—	—
Business and Sports Clubs	29,033	19,441	12,480
Other Operations and Services	3,673	—	—

Subtotal - Discontinued Operations	69,605	25,517	12,480

Consolidated Operating Revenues	$991,445	$923,599	$956,570

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Our estimates and assumptions could change materially as conditions both within and beyond our control change. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by our management include estimated lives used to amortize membership fees and deposits, impairment of long-lived assets and realization of our deferred income tax assets. The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all of our significant accounting policies is included in Note 1 to our Consolidated Financial Statements. Our management has discussed the development and calculation of the following critical accounting policies and estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure of them in this section.

Membership Fees and Deposits. At the majority of our private clubs, members are expected to pay an initiation fee or deposit upon their acceptance as a member to the club. These initiation fees and deposits vary in amount based on a variety of factors such as the supply and demand for our services in each particular market, number of golf courses or breadth of amenities available to the members and the prestige of having the right to membership in the club. In general, membership fees are not refundable, but membership deposits are refundable after a number of years.

The majority of membership deposits sold are not refundable until a fixed number of years (generally 30) after the date of acceptance of a member, and are expected to cover our cost of providing services to the member over the course of the individual’s membership. Because of the refundable nature of our deposits and the fact that few of our clubs have membership caps, we believe that revenue related to deposits should be recognized over the average expected life of an active membership. This position is supported by our prior correspondence with the SEC on this matter in 1998. For membership deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as membership fees and deposits revenue on a straight-line basis over the average expected life of an active membership, which is currently six years for golf and resort memberships and five years for business and sports club memberships. The present value of the refund obligation is recorded as a membership deposit liability in our consolidated balance sheet and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our weighted average borrowing rate adjusted to reflect a 30-year time frame. The accretion is included in interest expense. The majority of our membership fees are not refundable and are deferred and recognized over the average expected life of an active membership.

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

This base-level calculation is performed each fiscal year, and a 10-year rolling average of each year’s data is used to determine the final average expected life of an active membership. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our Consolidated Financial Statements by decreasing or increasing the average expected life of an active membership, which in turn would affect the length of time over which we recognize revenues and expenses associated with our membership fees and deposits. Because membership fees and deposits generally have minimal direct incremental costs associated with them, a change in our average expected life of an active membership would likely materially affect our operations and EBITDA. Although individual years’ calculations have generated results that deviate from the mean, since the adoption of this policy in fiscal year 1998, the average expected life of an active membership has not changed based on our 10-year rolling average.

For the year ended December 28, 2004, membership fees and deposits of $28.3 million for country club and golf facilities, $6.1 million for resorts, $2.4 million for business and sports clubs and $0.9 million for other operations and services, respectively, were recognized as revenue in our Consolidated Statements of Operations.

Impairment of Long-Lived Assets. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, our long-lived assets to be held and used and to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded as a component of operating income or loss in our Consolidated Statements of Operations.

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

For assets to be held and used, we perform a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the property exceed the carrying amount of the assets of the property in question. If the recoverability test is not met, fair value is determined by comparing the carrying value of the property to its future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management’s projections of the performance of a given property based on its past performance and expected future performance given changes in marketplace, local operations and other factors both within our control and out of our control. Additionally, we review current property appraisals when available to assess recoverability. Actual results that differ from these estimates can generate material differences in impairment charges recorded, and ultimately, net income or loss in our Consolidated Statements of Operations and the carrying value of properties on our Consolidated Balance Sheet.

For the year ended December 28, 2004, impairment charges of $3.1 million for country club and golf facilities, $0.7 million for other operations and services and $0.3 million for business and sports clubs, respectively, were recognized as a component of operating income (loss) in our Consolidated Statements of Operations.

Valuation Allowance for Deferred Income Tax Assets. Our valuation allowance relates to the deferred tax assets arising from our federal income tax net operating loss, or NOL, carryforwards and capital loss carryforwards. Historically, our valuation allowance has been evaluated based on our projections of future taxable income and capital gains over the periods in which the net operating and capital losses will be carried forward combined with tax planning strategies. We have recorded taxable losses in each of the last five fiscal years including the year ended December 28, 2004. In accordance with guidance in SFAS No. 109 and industry practice, because we have a pattern of taxable losses, we can not overcome that pattern and assume that we will have future taxable income. Therefore, we must use more objective evidence in our evaluation, basing our analysis solely on carrybacks and future reversals of existing taxable temporary differences, as well as certain tax planning strategies. In 2003, we recorded a charge to operations of $65 million to write down the value of our NOLs to a balance of $77 million. In 2004, approximately $96 million of our gross NOL balance expired unused. The balance of valuation allowance in 2003 anticipated this expiration and therefore, in 2004, no change was recorded to operations and a corresponding adjustment was made to the valuation allowance. The net realizable value of our NOLs increased to approximately $80 million in 2004 due to taxable losses for the year which generated additional NOLs. See Note 15 to the Consolidated Financial Statements and “Factors That May Affect Future Operating Results – Income Taxes.”

Results of Operations

We analyze operating results and manage our business segments using the following concepts and definitions:

We employ “same store” analysis techniques for a variety of management purposes. By our definition, facilities are evaluated yearly and considered “same store” once they have been fully operational for one year. Developing facilities and divested facilities are not classified as same store; however, facilities held for sale and held and used are considered same store until they are divested. This distinction between developing and same store facilities allows us to separately analyze the operating results of our established and new facilities. We believe this approach provides an effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our same store facilities without the distortions that would be caused by the inclusion of developing properties. Facilities divested during a period are removed from the same store classification for all periods presented. We analyze membership and lodging data on a same store basis as well, as it is not distorted by divestitures and we believe it provides a clearer picture of trends in our continuing operations.

Operating revenues are comprised mainly of revenues from dues income, golf, food and beverage and lodging, as well as the revenues recognized from membership deposits and fees. Operating expenses include payroll and related expenses, other fees and expenses and rent.

We evaluate segment performance and allocate resources based on each segment’s EBITDA. We also use EBITDA to monitor our property-level and overall performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and losses on disposals and impairment of assets and includes both continuing and discontinued operations. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurement of EBITDA may not be comparable to similarly titled measures reported by other companies. See Note 11 of the Notes to Consolidated Financial Statements for a reconciliation of this measure to our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

As of our reporting for the period ended September 9, 2003, we adjusted our segment information to be more in line with our internal reporting. The two key components that were changed were recording elimination entries at the consolidated level instead of allocating them to each segment and reviewing gain/loss from disposal and impairment of assets at the consolidated level. The remaining numbers by segment (operating revenues, operating expenses, depreciation and amortization and EBITDA) then reflect the numbers that help drive our business decisions. Reclassifications have been made for all periods presented in accordance with generally accepted accounting principles.

Year Ended December 28, 2004 Compared to Year Ended December 30, 2003

Consolidated Operations – Continuing Operations

Operating revenues increased in all three operating divisions – country club and golf facilities, resorts and business and sports clubs – ending the year at $944.1 million, an improvement of 5%. Country club and golf facilities operating revenue showed a 5% increase over 2003, with the most significant contributions in the food and beverage area. Dues, our steadiest revenue stream, increased as well. These positives were offset by a basically flat performance in golf revenues, somewhat driven by adverse weather conditions. Because our increases were in the food and beverage area, which is a lower margin business than golf revenues, the contribution to operating income from these revenues was only $1.5 million.

Business and sports clubs also reflected positive food and beverage trends with higher revenues and operating margins. The increase in revenue resulted from a combination of increased spending and volume of business and led to a 15% growth rate in operating income contributed from food and beverage. Increased spending contributed to approximately 65% of the increase while increase volume contributed to approximately 35%.

Resorts reflected increases in revenue over prior year driven by improvements in occupancy rates and REVPOR – a measure that reflects revenue generated per occupied room. All revenue categories reflected improvements over the prior year. All three resorts showed improvement at the operating income line as well.

Operating costs and expenses for country club and golf facilities, resorts and business and sports clubs increased consistent with revenue increases previously mentioned. Operating costs and expenses for other operations and services improved primarily due to a lack of recurrence of significant vacation and litigation charges that occurred in 2003 as well as reductions in payroll and payroll related costs, general and administrative, other miscellaneous and insurance.

Other items impacting our consolidated net income included losses on disposals and impairment of assets, which was $8.2 million in 2003 and $6.6 million in 2004, as well as fluctuations in depreciation expense, largely due to entities with fully depreciated assets. Additionally, we saw reductions in interest expense which were in line with our refinancing and pay downs of debt. See “Liquidity and Capital Resources.”

Discontinued Operations

The years ended December 30, 2003 and December 28, 2004 include 19 properties divested in 2003, five properties divested in 2004 and one property currently held for sale in discontinued operations. Operating revenues for these properties decreased from $25.5 million in 2003 to $12.5 million in 2004. Operating income (loss) before the impact of disposals and impairment of assets from these properties increased $1.6 million from 2003 to 2004. Gain on disposals of assets was $7.0 million in 2003 and a loss of $1.6 million in 2004. In accordance with SFAS 144, depreciation expense was not recorded beginning with the quarter a property is classified as held for sale.

Segment and Other Information

Country Club and Golf Facilities

The following tables present certain summary financial and membership information for our country club and golf facilities segment for 2003 and 2004 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2003	2004	2003	2004
Number of facilities at end of period in continuing operations	96	96	97	99
Operating revenues	$455,255	$477,209	$456,033	$481,290
Recognition of membership fees and deposits	30,103	28,129	30,104	28,345

Total operating revenues	$485,358	$505,338	$486,137	$509,635

Operating costs and expenses (1)	383,886	396,986	383,998	400,246
Depreciation and amortization	49,638	49,357	49,777	49,597

Segment operating income from continuing operations	$51,834	$58,995	$52,362	$59,792

Segment operating income (loss) from discontinued operations	$—	$—	$52	$(6)

EBITDA (1)	$101,472	$108,352	$102,618	$109,383

(1)	Excludes intercompany consulting fees of $16.0 million and $17.3 million for Same Store and $16.7 million and $18.1 million for Total in 2003 and 2004, respectively.

Continuing Operations. Total operating revenues increased from 2003 to 2004 for same store country club and golf facilities primarily due to increased food and beverage revenues, membership dues and golf operations revenues. Food and beverage revenues for both a la carte and private party increased. A la carte improved $7.3 million or 15.3% as a result of increased activity and a higher check average while a 14.9% increase in private party activity was slightly offset by a decrease in check average resulting in a $3.6 million or 8.4% increase. Membership dues increased $7.3 million or 3.7% as a result of price increases and an increase in Signature Gold activity. Golf operations increased slightly due to higher paid rounds and cart rental fees as a result of the increased activity at our clubs. The impact of numerous hurricanes and heavy rains significantly decreased the number of rounds played in 2004.

Segment operating income increased from 2003 to 2004 for same store country club and golf facilities as a result of increased operating revenues, offset by a related increase in operating costs and expenses. Operating costs and expenses increased primarily due to the increased usage at our clubs which resulted in increased food and beverage and golf operations expenses. Overall, food and beverage operating profit improved $1.5 million or 21.7% when comparing 2003 to 2004 while golf operating profit decreased $1.6 million or 35.6% due to lower revenue caused by inclement weather and stable costs.

Discontinued Operations. The years ended December 30, 2003 and December 28, 2004 include 13 properties divested in 2003 and one management property divested in 2004 in discontinued operations. Segment operating income (loss) from these properties decreased from 2003 to 2004 as a result of decreased activity related to the divested entities.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for 2003 and 2004 (dollars in thousands, except number of facilities and lodging data):

	Same Store Resorts		Total Resorts
	2003	2004	2003	2004
Number of facilities at end of period in continuing operations (1)	3	3	3	3
Operating revenues	$190,512	$203,675	$190,659	$203,815
Recognition of membership fees and deposits	6,229	6,078	6,228	6,078

Total operating revenues	$196,741	$209,753	$196,887	$209,893

Operating costs and expenses (2)	150,765	161,798	152,625	163,060
Depreciation and amortization	17,015	16,309	17,483	16,642

Segment operating income from continuing operations	$28,961	$31,646	$26,779	$30,191

Segment operating income from discontinued operations	$—	$—	$—	$—

EBITDA (2)	$45,976	$47,955	$44,262	$46,833

Lodging data (3 resorts) (1)
Room nights available	432,432	432,432
Room nights sold	239,680	253,850
Paid occupancy rate	55.4%	58.7%
Average daily rate (3)	$188	$189
Revenue per occupied room (4)	$725	$735

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. Other ancillary resort operations are included in summary financial data for Total Resorts.

(2)	Excludes intercompany consulting fees of $7.9 million and $8.4 million for Same Store and Total in 2003 and 2004, respectively.

(3)	Average daily rate is based on the average room rate per day for the entire fiscal year.

(4)	Revenue per occupied room is based on total operating revenues excluding membership dues, recognition of member initiation fees and net managed rooms commissions.

Continuing Operations. Total operating revenues increased from 2003 to 2004 for same store resorts primarily due to increased food and beverage, lodging, other recreation and golf operations. Food and beverage a la carte and private party revenues increased $2.4 million or 5.7% and $2.9 million or 16.0%, respectively, as a result of higher occupancy and spending by social guests during 2004 at all of the resorts. A la carte revenues were mainly driven by higher occupancy rates while private party revenues had a significant increase in check average. Lodging revenues increased $3.5 million or 6.9% as a result of increased room nights and higher average room rates from the prior year, primarily at Barton Creek. Other recreation revenues increased $3.2 million or 10.0% as a result of increased spa revenues at The Homestead and Pinehurst as well as increased ski revenues at The Homestead. Golf revenues increased $2.2 million or 7.6% primarily due to increased play on the premium courses at Pinehurst.

Segment operating income increased from 2003 to 2004 for same store resorts due to increased revenue discussed above offset by a related increase in operating costs and expenses. Operating costs and expenses increased due to higher food and beverage expenses related to the higher occupancy and spending mentioned above at all of the resorts as well as increased wages at The Homestead due to staffing of temporary employees. Food and beverage operating profit improved $1.0 million or 7.1% comparing 2003 to 2004. Other recreation operating expenses increased primarily due to increased usage at The Homestead related to spa and ski activities. Lodging expenses increased primarily at The Homestead due to increased payroll costs from the staffing of temporary employees. Lodging operating profit improved $2.1 million or 5.6% comparing 2003 to 2004. Golf operations expenses increased due to higher maintenance costs at all of the resorts. Golf operating profit improved $0.9 million or 11.0% comparing 2003 to 2004.

Business and Sports Clubs

The following tables present certain summary financial and membership information for our business and sports clubs segment for 2003 and 2004 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2003	2004	2003	2004
Number of facilities at end of period in continuing operations	64	64	64	64
Operating revenues	$200,545	$208,777	$200,545	$208,777
Recognition of membership fees and deposits	2,415	2,215	2,415	2,215

Total operating revenues	$202,960	$210,992	$202,960	$210,992

Operating costs and expenses (1)	175,571	181,743	175,571	181,743
Depreciation and amortization	10,573	13,701	10,573	13,701

Segment operating income from continuing operations	$16,816	$15,548	$16,816	$15,548

Segment operating income (loss) from discontinued operations	$217	$388	$(1,065)	$567

EBITDA (1)	$28,043	$29,961	$27,508	$30,319

(1)	Excludes intercompany consulting fees of $5.4 million for Same Store and Total in 2003 and 2004.

Continuing Operations. Total operating revenues increased from 2003 to 2004 at same store business and sports clubs primarily due to increased food and beverage revenues and membership dues. Food and beverage a la carte revenues increased $2.3 million or 7.0% due to pricing increases while increases in private party revenues of $3.5 million or 5.8% were more driven by volume. Membership dues increased $2.3 million or 2.4% primarily due to the impact of expanding the Signature Gold program being offered at the business clubs in 2004. Signature Gold dues increased $1.6 million or more than 24% from 2003 to 2004.

Segment operating income decreased at same store business and sports clubs from 2003 to 2004 due to higher depreciation and amortization expense and due to an increase in operating costs and expenses primarily related to higher food and beverage sales. Operating margins were positively impacted by improved food and beverage margins of $2.2 million or 14.5% due to expense controls in purchasing and operations. Rent expense increased $1.3 million due to strong operating results affecting contingent rent payments.

Discontinued Operations. The years ended December 30, 2003 and December 28, 2004 include six properties divested in 2003, four properties divested in 2004 and one property currently held for sale in discontinued operations. Segment operating income (loss) from these properties improved at total business and sports clubs from 2003 to 2004 due to decreased expenses incurred at entities that were held for sale throughout most of 2004.

Other Operations and Services – Continuing Operations

Other operations and services consist primarily of real estate operations and our corporate services. Included in results for other operations and services for the year ended December 28, 2004 are lot sales at one of our real estate operations of $2.3 million. We also recorded a charge of $5.2 million to cover the estimated settlement of an outstanding lawsuit related to one of our former properties (we previously charged $1.0 million related to this lawsuit) as well as established an escrow of $5.7 million. We settled the lawsuit for $5.9 million. The escrow was released and $0.3 million remaining accrual was reversed. We also received a $5.0 million ($3.4 million net of legal costs) recovery of costs in a matter related to this lawsuit that was settled out of court and recorded as a recovery of previously accrued expenses. During the year ended December 30, 2003, we recorded charges totaling $4.1 million related to three lawsuits to cover settlement charges (see Note 14 of the Notes to Consolidated Financial Statements) and $5.9 million to accrue for vacation earned by employees. In 2003 we also recorded a charge of $1.2 million for severance related to downsizing and $1.7 million additional reserves related to health insurance.

Operating loss from other operations and services improved from 2003 to 2004 primarily due to a lack of recurrence of significant vacation and litigation charges that occurred in 2003 as well as decreases in payroll and payroll related costs, general and administrative, depreciation and amortization, other miscellaneous and insurance. Payroll and payroll related costs decreased due to a corporate and regional reorganization that led to reductions in personnel during 2003 and early 2004.

General and administrative expenses decreased primarily related to the implementation of cost cutting initiatives during 2003 showing positive results in 2004. Fewer sales in our real estate operations led to a reduction of other miscellaneous expenses. Depreciation and amortization decreased as several fixed assets became fully depreciated in 2004 and insurance costs decreased due to a lower number of health claims.

Year Ended December 30, 2003 Compared to Year Ended December 31, 2002

Consolidated Operations – Continuing Operations

Operating revenues decreased from $921.8 million in 2002 to $898.1 million in 2003 as a result of divestitures, continued economic uncertainty and exceptionally rainy weather at several of our golf properties in the Eastern United States. This decrease was comprised of operating revenue decreases of $25.9 million in our other operations and services and $3.7 million at our business and sports clubs, offset by increases of $4.1 million at our country club and golf facilities and $1.8 million at our resorts.

Loss on disposals and impairment of assets was $27.9 million in 2002 as compared to $8.2 million in 2003. In 2002 and 2003, we retired fixed assets or disposed of properties resulting in net losses of $16.5 million and $5.8 million, respectively. Impairment losses of $11.4 million and $2.4 million were recorded in 2002 and 2003, respectively, to write-down the carrying value of certain properties.

Other items impacting our consolidated operating income were a decline in operating costs and expenses of $43.9 million, partially offset by increased depreciation and amortization of $3.5 million and the decline in revenues mentioned above. Operating costs and expenses declined as a result of expense controls in operations and cost cutting initiatives undertaken in our corporate office. Depreciation and amortization increased as a result of the completion of capital expansion and development activity at our existing properties.

Loss from continuing operations before income taxes and minority interest decreased from $74.5 million in 2002 to $51.1 million in 2003. This improvement was primarily due to the increase in operating income mentioned above and decreased loss on disposals and impairments of assets, offset by higher interest expense and financing costs of $74.2 million in 2003 compared to $61.8 million in 2002. The increase in interest expense was due to higher average levels of outstanding debt and a write off of $10.6 million in unamortized financing costs related to our previous credit facility, offset by lower interest rates. See “Liquidity and Capital Resources.”

Discontinued Operations

The years ended December 31, 2002 and December 30, 2003 include 21 properties divested in 2002, 19 properties divested in 2003, five properties divested in 2004 and one property currently held for sale in discontinued operations. Operating revenues for these properties decreased from $69.6 million in 2002 to $25.5 million in 2003 as the majority of our divestitures are over one year old. Operating income (loss) before income taxes improved from a loss of $20.8 million in 2002 to income of $5.1 million in 2003. In 2002, the loss on disposals and impairment of assets was $18.8 million and, in 2003, the gain on disposal of assets was $7.0 million related to divested properties.

Segment and Other Information

Country Club and Golf Facilities

The following tables present certain summary financial and membership information for our country club and golf facilities segment for 2002 and 2003 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2002 (1)	2003	2002 (1)	2003
Number of facilities at end of period in continuing operations	94	94	97	97
Operating revenues	$441,548	$445,825	$449,845	$456,033
Recognition of membership fees and deposits	32,118	29,660	32,212	30,104

Total operating revenues	$473,666	$475,485	$482,057	$486,137

Operating costs and expenses (2)	376,603	372,163	389,540	383,998
Depreciation and amortization	45,883	48,346	46,455	49,777

Segment operating income from continuing operations	$51,180	$54,976	$46,062	$52,362

Segment operating income (loss) from discontinued operations	$—	$—	$(696)	$52

EBITDA (2)	$97,063	$103,322	$95,024	$102,618

(1)	For purposes of comparison to 2003, 2002 numbers do not include operating results from Week 53. For week 53, total operating revenues from continuing operations were $7.4 million and $7.6 million for Same Store and Total, respectively. Week 53 EBITDA was $0.9 million and $1.0 million for Same Store and Total, respectively.

(2)	Excludes intercompany consulting fees of $10.0 million and $16.7 million for Same Store and $10.2 million and $16.7 million for Total in 2002 and 2003, respectively. Fees increased in 2003 in conjunction with the terms of our new debt facility.

Continuing Operations. Total operating revenues increased from 2002 to 2003 for same store country club and golf facilities primarily due to increased membership dues, golf operations revenue and other recreation revenue. Membership dues increased as a result of price increases and a slight improvement in membership trends. Positive membership trends from third quarter 2003 continued through year-end. Golf operations revenue increased due to increased volume in the fourth quarter of 2003. Other recreation revenue increased due to higher usage of tennis, athletics, spa and other amenities offered at our private country clubs. Total operating revenues for total country club and golf facilities had a larger increase than the same store results from 2002 to 2003 due to facilities that we developed in 2002 that are reflecting a full year of operations in 2003.

Segment operating income increased from 2002 to 2003 for same store country club and golf facilities as a result of increased operating revenues discussed above and decreased operating costs and expenses, offset by increased depreciation and amortization. Operating costs and expenses were impacted in the prior year by a litigation accrual of $3.2 million relating to an arbitration decision at one of our country clubs. Depreciation and amortization increased due to expansion projects completed at our properties. Total country club and golf facilities segment operating income increased due to developing facilities.

Discontinued Operations. The years ended December 31, 2002 and December 30, 2003 include 16 properties divested in 2002, 13 properties divested in 2003 and one management property divested in 2004 in discontinued operations. Segment operating income (loss) from these properties improved for total country club and golf facilities from 2002 to 2003 primarily as a result of the divestiture of underperforming and non-strategic properties.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for 2002 and 2003 (dollars in thousands, except number of facilities and lodging data):

	Same Store Resorts		Total Resorts
	2002(4)	2003	2002(4)	2003
Number of facilities at end of period in continuing operations (1)	3	3	3	3
Operating revenues	$189,140	$190,512	$189,370	$190,659
Recognition of membership fees and deposits	5,586	6,229	5,700	6,228

Total operating revenues	$194,726	$196,741	$195,070	$196,887

Operating costs and expenses (2)	153,168	150,765	150,385	152,625
Depreciation and amortization	16,288	17,015	16,748	17,483

Segment operating income from continuing operations	$25,270	$28,961	$27,937	$26,779

Segment operating income from discontinued operations	$—	$—	$353	$—

EBITDA (2)	$41,558	$45,975	$45,038	$44,262

Lodging data (3 resorts) (1)
Room nights available	432,432	432,432
Room nights sold	224,240	239,680
Paid occupancy rate	51.9%	55.4%
Average daily revenue per occupied room (3)	$764	$725
Average daily revenue per available room (3)	$396	$402

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. Other ancillary resort operations are included in summary financial data for Total Resorts.

(2)	Excludes intercompany consulting fees of $6.7 million and $7.9 million for Same Store and $6.8 million and $7.9 million for Total in 2002 and 2003, respectively. Fees increased in 2003 in conjunction with the terms of our new debt facility.

(3)	Average daily revenue per occupied room and average daily revenue per available room are based on total operating revenues excluding membership dues, recognition of member initiation fees and net managed commissions.

(4)	For purposes of comparison to 2003, 2002 numbers do not include operating results from Week 53. For week 53, total operating revenues from continuing operations were $3.4 million for Same Store and Total. Week 53 EBITDA was $0.5 million for Same Store and Total.

Continuing Operations. Total operating revenues increased from 2002 to 2003 for same store resorts primarily due to increased revenues for food and beverage, recognition of membership fees and deposits and other recreation, offset by decreases in golf operations revenues. Food and beverage private party revenues increased primarily at Barton Creek reflecting the impact of higher occupancy rates. Recognition of membership fees increased as a result of the positive membership trends at Pinehurst. Other recreation revenue, primarily spa revenue, increased due to the opening of The Spa at Pinehurst in the second quarter of 2002. Golf operations revenues declined primarily due to a decrease in rounds played and reduced spending by resort guests at Pinehurst. In addition, golf instruction revenues declined due to the termination of an agreement with a golf teaching center. General economic uncertainty, discounting of rates to drive occupancy and extremely poor weather conditions factored into the decrease in average daily revenue per occupied room.

Segment operating income increased from 2002 to 2003 due to increased revenue discussed above and decreased operating costs and expenses, offset by increased depreciation and amortization. The decrease in operating costs and expenses were the result of expense controls in operations in response to the decline in revenues, as well as overhead reductions resulting from cost cutting initiatives implemented in the second half of 2002 and into 2003. Depreciation and amortization increased due to the completion of expansion projects. Total resorts segment operating income decreased primarily due to severance for a national sales team that was eliminated and expenses related to the 2005 U.S. Open at Pinehurst.

Discontinued Operations. The years ended December 31, 2002 and December 30, 2003 include one property divested in 2002 in discontinued operations. The management agreement for this property was terminated in 2002.

Business and Sports Clubs

The following tables present certain summary financial and membership information for our business and sports clubs segment for 2002 and 2003 (dollars in thousands,):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2002(1)	2003	2002(1)	2003
Number of facilities at end of period in continuing operations	64	64	64	64
Operating revenues	$203,000	$200,545	$203,000	$200,545
Recognition of membership fees and deposits	3,701	2,415	3,701	2,415

Total operating revenues	$206,701	$202,960	$206,701	$202,960

Operating costs and expenses (2)	179,840	175,571	179,862	175,571
Depreciation and amortization	10,841	10,573	10,841	10,573

Segment operating income from continuing operations	$16,020	$16,816	$15,998	$16,816

Segment operating income (loss) from discontinued operations	$248	$217	$(929)	$(1,065)

EBITDA (2)	$27,565	$28,043	$27,760	$27,508

(1)	For purposes of comparison to 2003, 2002 numbers do not include operating results from Week 53. For Week 53, total operating revenues from continuing operations were $3.0 million for Same Store and Total. Week 53 EBITDA was a loss of $0.1 million and $0.2 million for Same Store and Total, respectively.

(2)	Excludes intercompany consulting fees of $5.3 million and $5.4 million for Same Store and Total, respectively, in 2002 and 2003. Fees increased in 2003 in conjunction with the terms of our new debt facility.

Continuing Operations. Total operating revenues decreased from 2002 to 2003 at same store business and sports clubs primarily due to lower food and beverage sales, recognition of membership fees and deposits and membership dues. Although membership retention levels improved from those experienced in the prior two fiscal years, we experienced slight attrition in member counts due to continued economic uncertainty. These trends resulted in decreased membership dues and decreased recognition of membership fees and deposits. Food and beverage revenues decreased primarily as a result of decreases in private parties stemming from lower membership and reduced corporate spending at our clubs.

Segment operating income increased at same store business and sports clubs from 2002 to 2003 primarily due to decreased operating costs and expenses, offset by the decrease in revenues mentioned above. Operating margins were positively impacted by improved food and beverage margins due to expense controls in purchasing and operations, in addition to a decline in rent expense. Rent expense declined due to the renegotiation of certain of our facilities’ lease agreements with their respective landlords, in addition to a decline in contingent rent payments.

Discontinued Operations. The years ended December 31, 2002 and December 30, 2003 include four properties divested in 2002, six properties divested in 2003, four properties divested in 2004 and one club currently held for sale included in discontinued operations. Segment operating loss from these properties decreased slightly for total business and sports clubs from 2002 to 2003.

Other Operations and Services – Continuing Operations

Operating loss for our real estate operations improved to $1.3 million in 2003 from a loss of $5.4 million in 2002. The $4.1 million improvement is primarily due to cost cutting initiatives in the administrative and sales and marketing functions as well as other expenses of our real estate operations totaling $5.0 million.

We recognized additional employee benefit expenses of $5.9 million in 2003 to accrue for vacation earned by employees. This amount is in addition to the $1.7 million reserve established during the fourth quarter of 2002. We also recorded a charge of $1.2 million for severance related to downsizing, $1.7 million additional reserves related to health insurance and charges totaling $4.1 million related to three lawsuits to cover incurred litigation fees and settlement charges. See Note 14 in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain our core properties, fund expansions at our current properties, and be poised for external growth in the marketplace. During the last few years, our focus has been on strengthening our cash position and refinancing and reducing our debt in order to support these goals. For the year ended December 28, 2004, our average daily cash position was in excess of $70 million. Our debt has been refinanced and paid down to $708 million as of December 28, 2004.

Historically, we have financed our operations and cash needs primarily through cash flows from operations, debt and, to a lesser extent, proceeds from divestitures. We anticipate using cash flow from operations in 2005 principally to fund planned capital replacement expenditures, to repay debt and to build cash reserves. We also expect to use our cash flow in 2005 to grow and expand our business through a combination of improvements and expansions of existing facilities. Based on our current projections, we believe our current assets and cash flow from operations are sufficient to meet our anticipated working capital and operating needs for the next 12 months as well as support our anticipated capital expenditures.

Debt

The majority of our outstanding debt at December 28, 2004 was obtained as a result of a major refinancing that took place during 2003. The refinancings resulted in mortgage portfolios which had a combined notional amount of approximately $658 million, including both fixed and variable rate portions as of December 28, 2004. The combined refinancings were comprised of first mortgages on 40 properties and increased borrowings on two existing mortgage loans (see Note 8 of the Notes to Consolidated Financial Statements).

Under the provisions of our debt agreement with Textron Financial Corporation (Textron), we are required to maintain certain debt service coverage ratios at both the portfolio and individual property level. Each of the individual loans has cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of December 28, 2004, the debt service coverage ratio was below the minimum level for three individual properties participating in the loan, thereby causing the entire loan ($56 million in principal amount) to be in technical default. We cured the noncompliance by obtaining letters of credit totaling $6.2 million. Additionally, we are out of compliance on a separate promissory note with Textron related to one individual property. Subsequent to year-end, we paid down $1.9 million to bring the property into compliance. This paydown amount has been reclassified to the current portion of long-term debt in the Consolidated Balance Sheet.

Cash and Cash Flow

As a result of our debt refinancing, we no longer have a working line of credit. Consequently, we maintain a higher cash balance on hand to cover basic working capital requirements. Our cash position was $125 million as of December 28, 2004 as compared to $90 million at December 30, 2003.

Our cash flow from operations was $119.2 million for the year ended December 28, 2004, an increase of $44.8 million over 2003. In addition to our daily operating transactions, a key component of our annual operating cash comes from our membership programs. Membership deposits and fees represent advance initiation deposits for the right to become a member. Membership deposits are generally not refundable until a fixed number of years (generally 30 years) after the date of acceptance as a member while membership fees are not refundable. Cash from deposits is used to fund our normal operations. Revenue recognition of these deposits is deferred and amortized as discussed in Item 7 — “Critical Accounting Policies and Estimates.” In recent years, we have increasingly allowed new members to defer a portion of the payment of fees and deposits as an incentive for them to join. Although this practice adversely affects the current amount of cash received for fees and deposits, it is subsequently offset through the receipt of recurring membership dues and other revenues received from these members.

We utilize cash to fund operations, maintain our properties, pay down our debt and related interest, and, to a limited extent, buy back company stock. In 2004, we reduced debt $32.5 million and increased our cash and cash equivalents by $34.7 million. In 2005, we are considering additional investments in expanding our existing properties or acquiring new properties.

Capital Spending

The nature of our business requires us to invest a significant amount of capital in our existing properties to maintain them. For 2004, we expended approximately $50 million in maintenance capital, and we anticipate spending approximately $68 million in 2005 for maintenance capital.

In addition to maintaining our properties, we also spend discretionary capital to expand existing properties and to enter into new business opportunities. Capital expansion funding totaled approximately $11 million in 2004.

Risks

We believe that we have sufficient and stable funds to allow us to operate our business for the next 12 months as well as evaluate growth opportunities during 2005 and beyond. However, the occurrence of any of the following events might limit our ability to fund operations or provide adequate capital funding:

•	Lack of compliance with debt covenants – currently our defaults on the Textron note are covered by waivers and/or letters of credit. However, should operations cause adverse results at one or a group of properties, we could be put in a position of having to pay down debt or secure additional financing.

•	Exercise of the limited put right by our ESOP – As a means of providing liquidity to the trustees of the Amended Plan, we have provided the trustees a limited put right (the Redemption Right) to cause us to redeem common stock, held in trust on behalf of the Amended Plan, at the most recent appraised fair market value as necessary, in the event the trust does not have adequate resources, to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the Amended Plan. We do not expect that the Redemption Right will be exercised to a significant extent in 2005, but if it is, we could be required to repurchase shares of common stock.

•	Exercise of the exit strategy by our third party investor – During 1999, we sold 9,375,000 shares of common stock and warrants to acquire 1,012,500 shares of common stock to The Cypress Group. Beginning in October 2004, we are obligated under certain defined conditions to offer to repurchase a portion of their outstanding shares if we are below a defined leverage ratio. Based on the calculation, we were above the stated leverage ratio and were not required to offer to repurchase any shares during 2004. Furthermore, based on expected future operations, we do not anticipate falling below the stated leverage ratio level until at least October 2006. However, if our actual future operating results differ materially from expectations, we could fall below the leverage ratio before October 2006 and could be required to offer to repurchase a portion of their shares of common stock.

•	Natural disaster or catastrophic events—Events out of our control could cause significant operational implications and/or an inability to obtain financing.

We do not anticipate any of the above situations occurring. Additionally, these risks are somewhat mitigated due to the fact that a significant portion of our capital expansions and new growth spending is discretionary. However, we cannot ensure you that these events will not occur.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of December 28, 2004. The following tables summarize our total contractual obligations and other commercial commitments and their respective payment or commitment expiration dates by year as of December 28, 2004 (dollars in thousands):

Contractual Obligations

	Total	Payments due by Period
		Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-Term Debt	$696,638	$17,525	$115,067	$207,766	$356,280
Capital Lease Obligations	11,195	5,695	4,792	708	—
Membership Deposits (1)	153,716	16,829	3,440	4,941	128,506
Other Long-Term Obligations (2)(3)	20,708	10,350	—	—	10,358
Operating Leases	177,702	18,796	34,332	30,010	94,564

Total Contractual Cash Obligations	$1,059,959	$69,195	$157,631	$243,425	$589,708

(1)	Represents the estimated fair value of membership deposits based on the discounted value of future maturities using our incremental borrowing rate. See Note 4 of the Notes to Consolidated Financial Statements. The present value of the membership deposit obligation is recorded as a liability in our Consolidated Balance Sheet and accretes over the nonrefundable term using the effective interest method. At December 28, 2004, the gross amount of non-defeased membership deposit obligations was $533 million.

(2)	Consists of insurance reserves for general liability and workers’ compensation of $15.0 million, of which $4.6 million is classified as current. The remainder of our other long-term liabilities consist of deferred revenue and other non-cash items which do not affect our consolidated cash position. See Note 9 of the Notes to Consolidated Financial Statements.

(3)	In association with the hosting of the 2005 U.S. Open at Pinehurst, we are obligated to the United States Golf Association (the USGA) for royalty payments as consideration for the right to conduct the event and use certain of their trademarks. The base amount of this obligation is $11.75 million, to be paid out over a 15 month period beginning in May 2004 and ending one month after the June 2005 event. As of December 28, 2004, we have paid $6.0 million of this obligation. Under the agreement with the USGA, the final amount of our total payment will be adjusted for certain items related to gross revenue received by us in association with the event. However, the total payment has a floor of $9.0 million.

Commercial Commitments

	Total	Less than 1 year	1 -3 years	3 -5 years	More than five years
Standby Letters of Credit (1)	$19,001	$19,001	$—	$—	$—
Standby Repurchase Obligations (2)(3)	47,180	—	—	—	47,180
Debt Letters of Credit (4)	6,220	6,220	—	—	—
Deposit (5)	3,467	3,467	—	—	—

Total Commercial Commitments	$75,868	$28,688	$—	$—	$47,180

(1)	Letters of Credit are primarily related to secure future estimated claims for workers’ compensation and general liability insurance. Our commitment amount for insurance-related letters of credit is gradually reduced as obligations under the policies are paid. See Note 2 on the Contractual Obligations table above regarding reserves for workers’ compensation and general liability insurance.

(2)	We have provided the trustees of the Amended Plan a limited put right to cause us to redeem our common stock at the most recent appraised fair market value as necessary to meet certain liquidity requirements. The Amended Plan owns 4.4% of our outstanding common stock with a redemption value of $47.2 million as of December 28, 2004. The Redemption Right has never been exercised by the Amended Plan and we do not expect that it will be exercised to a significant extent in the immediate future. See Note 12 of the Notes to the Consolidated Financial Statements.

(3)	Excludes future common stock repurchase obligations under our Stockholders Agreement with The Cypress Group as they are contingent upon certain events occurring which are not certain and cannot be estimated at this time.

(4)	We have $6.2 million in letters of credit in order to cure a default of a portion of our debt with Textron.

(5)	We have $3.5 million in escrow related to a put option on an operating lease at one of our properties. The lessor has the option to require us to purchase the lease.

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

Impairment of Assets

The Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in 2001 which requires, among other things, that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended December 28, 2004, we recorded impairment losses of $4.1 million (of which $0.3 million is in discontinued operations) relating to certain of our assets. This impairment loss is reported as a component of operating income (loss) in our Consolidated Statements of Operations. If events or circumstances change in the future, additional impairment losses could be recorded.

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

Environmental Regulation

We have policies in place designed to keep our facilities in compliance with current federal, state and local environmental laws and laws relating to access for disabled persons. We are not subject to any recurring costs associated with managing hazardous materials or pollution. We do not believe that we will incur expenses for infrequent or non-recurring cleanup, based upon our due diligence inspection, employee training, standards of operations and on-site assessments performed and maintained for each facility. However, some of our resorts and golf courses contain or have contained underground storage tanks, or USTs, for storing fuel and other materials. All new USTs must be fitted with leak detection and spill prevention equipment, while older tanks must be retrofitted for such equipment. We have ten USTs that we are currently in the process of replacing with above ground contained storage systems or retrofitting with the new detection and spill prevention equipment. We do not believe that any remediation will be required. We are permitted under various state laws to recover a portion of our costs of remediation through various state superfunds created to address environmental cleanups. We are not subject to any remediation mandates related to previously contaminated sites. See Item 1 — “Business — Operations — Government Regulation.”

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

Effect of Events of September 11, 2001 and Related International Geopolitical Uncertainties

The September 11, 2001 terrorist attacks on the U.S. immediately impacted our operating performance through cancellations at resorts and decreased activity at our clubs. Furthermore, the war with Iraq and ensuing economic recession created a level of uncertainty with the world’s political climate that we believe affected levels of usage of our properties. If slow business conditions in the economy occur or become severe, or if catastrophic events, including additional terrorist attacks on U.S. targets or a prolonged military effort with Iraq and/or other nations, were to occur in the future, our revenues and operating results will be significantly impacted.

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

Our results can also be affected by non-seasonal and severe weather patterns. Periods of extremely hot, cold or rainy weather in a given region can be expected to reduce our golf-related revenue for that region. Similarly, extended periods of low rainfall can affect the cost and availability of water needed to irrigate our golf courses and can adversely affect results for facilities in the region effected. Keeping turf grass conditions at a satisfactory level to attract play on our golf courses requires significant amounts of water. Our ability to irrigate a course could be adversely impacted by a drought or other water shortage. A severe drought affecting a large number of properties could materially adversely affect our business and results of operations.

Conversely, floods caused by extreme rains may interrupt golf play at effected properties and result in property losses that may not be fully insured. We carry comprehensive liability, fire, flood and extended insurance coverage, as applicable, on all of our properties. We believe that that the policy specifications and insured limits are customary for similar properties and all of our existing golf clubs, resorts and business clubs are insured within industry standards. There are, however, losses of a catastrophic nature, such as those caused by wars, terrorist attacks or earthquakes, which may be either uninsurable or not economically insurable. Should an uninsured loss occur, we could lose both our invested capital in and anticipated profits from that property.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential” or “continue,” or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in “Factors That May Affect Future Operating Results.”

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued and then revised in December 2003, FASB Interpretation No. 46, (FIN 46R) “Consolidation of Variable Interest Entities”, which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns of both. The assets, liabilities and noncontrolling interests of the newly consolidated variable interest entities were initially recorded at the amounts at which they would have been carried in the Consolidated Financial Statements if FIN 46R had been effective when we first met the conditions to be the primary beneficiary of the variable interest entity. The difference between the net amount added to our Consolidated Statements of Operations and the amount of any previously recognized interest in the newly consolidated entity was not material and therefore was not recognized as a cumulative effect of an accounting change when adopted. The adoption of FIN 46R in the first quarter of 2004 resulted in an initial increase in net assets of $1.1 million, including debt of $13.7 million, to our Consolidated Balance Sheet. Prior periods were not restated.

In December 2003, the FASB issued SFAS No. 132R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement improves financial statement disclosures for defined benefit plans. We have not adopted these expanded disclosures as our pension plan is not a material component of our overall Consolidated Financial Statements (See Note 12 of the Notes to Consolidated Financial Statements).

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award. This new standard will be effective for us beginning in our first quarter of 2006. We are in the process of evaluating the impact of this standard on our financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”, which clarifies accounting treatment for timeshare transactions and related costs. SFAS No. 152 is effective for fiscal years beginning after June 15, 2005. We are currently in the process of evaluating the possible effects of this recently issued accounting pronouncements. We do not believe the adoption of this statement will have a material effect on our Consolidated Financial Statements.

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

The majority our variable interest rate debt under our previous credit facility was based on the 30-day LIBOR rate plus an incremental margin (between 350 and 500 basis points in 2003) as determined by the agreements in place under this credit facility. The incremental margin was subject to change based on certain of our financial ratios as specified in the agreements. During 2003, the variable LIBOR interest rate related to this facility, excluding the incremental margin, had a monthly high of 1.42% in January 2003, a monthly low of 1.31% in April 2003 and a year-to-date average of 1.34%. At payoff, the 30-day LIBOR interest rate was approximately 1.32%.

Variable interest rates on our newly refinanced mortgage debt are based on the 30-day LIBOR rate plus an incremental margin (between 275 and 375 basis points) and the U.S. Prime rate plus an incremental margin of 100 basis points. During 2004, the variable U.S. Prime rate related to these facilities was approximately 4.75%. At March 28, 2005, the 30-day LIBOR and U.S. Prime rates were approximately 2.83% and 5.50%, respectively. However, interest rate floors in place on these loans (4.25% and 5.75% for certain LIBOR-based loans and 5.00% for Prime-based loans, including applicable incremental margins) resulted in actual rates above these market rates throughout fiscal year 2004. Interest payments on approximately 57% of the floating portion of these notes are protected by interest rate cap agreements that limit our exposure to rises in interest rates over certain amounts.

The table below presents the principal amounts, weighted average interest rates as of December 28, 2004 and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt (dollars in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed rate debt	$14,460	$13,861	$11,252	$34,468	$10,004	$356,280	$440,325	$448,295
Weighted average interest rate at December 28, 2004							6.83%
Variable rate debt (primarily LIBOR)	$8,760	$59,588	$35,158	$164,002	$—	$—	$267,508	$257,210
Weighted average interest rate at December 28, 2004							5.54%

Totals	$23,220	$73,449	$46,410	$198,470	$10,004	$356,280	$707,833	$705,505

A hypothetical one percent increase in short-term interest rates, based on the outstanding balance of our variable rate debt at December 28, 2004, would result in an estimated increase of $2.7 million in annual interest expense.

Because the table incorporates only those exposures that existed as of December 28, 2004, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented herein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time and interest rates.

Changes in interest rates also impact our pension expense. An assumed discount rate is used in determining the present value of future cash outflows currently expected to be required to satisfy the pension benefit obligation when due. A hypothetical 25 basis points reduction in the assumed discount rate would result in an estimated increase of $0.7 million in our future annual pension expense.

Our objective in managing our exposure to foreign currency fluctuations is to reduce operating income and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on our core businesses. We have historically managed this risk through the limited amount of our investments in foreign economies.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures were effective as of the end of the period covered by this report, in ensuring that all information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 has been recorded, processed, summarized and reported within the time periods specified by the SEC.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth information regarding our directors and executive officers as of March 28, 2005:

Name	Age	Position
Robert H. Dedman, Jr. (1) (2) (3)	47	Chairman of the Board

John A. Beckert (1) (2) (3)	51	Chief Executive Officer and President

Nancy M. Dedman	77	Director

Patricia Dedman Dietz	49	Director

James L. Singleton (2) (3)	49	Director

Bahram Shirazi (2) (3)	41	Director

Jeffrey P. Mayer (1)	48	Chief Financial Officer

Thomas T. Henslee	45	Executive Vice President, Secretary and General Counsel

Richard N. Beckert	48	Executive Vice President, Operations

Frank C. Gore	55	Executive Vice President, Sales

Douglas T. Howe	47	Executive Vice President, Growth and Development

Murray S. Siegel	59	Executive Vice President, Strategic Operations

Mark W. Dietz	51	Executive Vice President

(1)	Member of the Investment Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

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

Audit: Our Audit Committee consists of four directors, two of which are non-employees. The Board of Directors has not designated an audit committee financial expert. However, the Board has reviewed the qualifications of the members of the Audit Committee and believes that our Audit Committee members possess the necessary financial background and experience required to effectively perform all of their required duties.

Compensation: Our Compensation Committee consists of two employee directors and two non-employee directors and is responsible for establishing the compensation of our directors and executive officers. We generally hire an independent third party to provide our Compensation Committee information and recommendations on compensation for our executive officers. Our Compensation Committee uses that information to make recommendations to our Board of Directors.

Under the terms of the Stockholders Agreement, as long as The Cypress Group is entitled to designate one director to our Board, the Audit and Compensation Committees of the Board must include at least one representative of The Cypress Group.

Directors

Robert H. Dedman, Jr., age 47, joined us in 1980 and served as Director of Corporate Planning from 1980 until 1984. From 1984 until 1987, Mr. Dedman was an associate at Salomon Brothers Inc., specializing in mergers and acquisitions. Mr. Dedman returned to us in 1987 as Chief Financial Officer. Since 1989, Mr. Dedman has served as a director of ClubCorp and in August 2002 became our Chairman of the Board. Mr. Dedman served as our Chief Operating Officer from 1989 through 1997, as our President from 1989 through August 2002 and as Chief Executive Officer from 1998 through 2004. Mr. Dedman is a director of Home Interiors and Gifts, Inc., Southern Methodist University Dedman School of Law, JPMorgan Chase Dallas Region, and the University of Texas Development Board. Mr. Dedman is an executive board member of Golf 20/20, a national trustee in the southwest of the Boys & Girls Clubs of America, a trustee of the Southwestern Medical Foundation and Dallas Museum of Art, and past chairman of the Texas Business Hall of Fame.

John A. Beckert, age 51, joined us in August 2002 as President and Chief Operating Officer and in 2004 became Chief Executive Officer. Mr. Beckert, who has 23 years of experience in the hospitality industry, is also a member of our board of directors. From 2000 to 2002, Mr. Beckert was a partner in Seneca Advisors LLP, a consulting and private investment firm. Prior to 2000, Mr. Beckert served 19 years at Bristol Hotels and Resorts, most recently as President and Chief Operating Officer. John is a life board member of the North Texas Food Bank and former chairman of the board of trustees of Greenhill School in Dallas.

Nancy M. Dedman, age 77, was appointed to our board of directors in August 2002. Mrs. Dedman previously served as a director of our predecessor, ClubCorp International, Inc., from its inception until 1998.

Patricia Dedman Dietz, age 49, has been one of our directors since 1982. Mrs. Dietz spent 15 years in private practice as a psychologist.

James L. Singleton, age 49, was initially elected as one of our directors in 1999 and has been President of The Cypress Group, a private merchant banking firm, since early 2002. In 2005, he was named Co-Chairman of The Cypress Group. Prior to 2002, he was a Vice-Chairman of The Cypress Group since its formation in 1994. Prior to joining The Cypress Group, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. He is also a director of Danka Business Systems PLC and WESCO International, Inc.

Bahram Shirazi, age 41, was initially elected as one of our directors in 1999, and has been a Managing Director of The Cypress Group, a private merchant banking firm, since 1998. Prior to 1998, he was a Principal at The Cypress Group since its formation in 1994. Prior to joining The Cypress Group, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc.

Executive Officers

Jeffrey P. Mayer, age 48, joined us in 2000 as Chief Financial Officer. Previously, Mr. Mayer served in various senior management positions with Bristol Hotels and Resorts from 1996 to 2000, most recently as Executive Vice President and Chief Financial Officer. Prior to that time, Mr. Mayer served as Senior Vice President, Corporate Controller and Chief Accounting Officer of Host Marriott Corporation (formerly Marriott Corporation).

Thomas T. Henslee, age 45, has been our General Counsel, Executive Vice President and Secretary since 2003. Previously, Mr. Henslee was a Partner with the firm Henslee and Cassidy LLP, which represented us in numerous matters beginning in 1989. In 1996, Mr. Henslee began representing our subsidiaries in daily operational matters.

Richard N. Beckert, age 48, is Executive Vice President, Operations. Mr. Beckert joined ClubCorp in 2002 as Senior Vice President of Human Resources and later served as Executive Vice President, Resorts. Previously, Mr. Beckert served as CEO of Malibu Entertainment Worldwide and the Chief Administrative Officer for Bristol Hotels and Resorts.

Frank C. Gore, age 55, joined us in 1978 and since that time has held various positions and offices with us. Mr. Gore was promoted to Executive Vice President of ClubCorp USA, Inc. in 1987.

Douglas T. Howe, age 47, joined us in 1975 and has served in various positions and offices related to our operations and business development in that time. Mr. Howe was promoted to Executive Vice President of ClubCorp USA, Inc. in 1995.

Murray S. Siegel, age 59, is Executive Vice President, Strategic Operations. Mr. Siegel joined ClubCorp in 1978 and has held various positions and offices with us.

Mark W. Dietz, age 51, has been one of our Executive Vice Presidents since 1995. Mr. Dietz served as one of our directors from 1986 to 1998.

Robert H. Dedman, Jr. and Patricia Dedman Dietz are siblings and are the children of Nancy M. Dedman. Mark Dietz is the spouse of Patricia Dedman Dietz and son-in-law and brother-in-law of Nancy M. Dedman and Robert H. Dedman, Jr., respectively. Richard N. Beckert is the brother of John A. Beckert.

Code of Ethical Conduct for Financial Managers

We have adopted a code of ethics for financial professionals, or code, as required by the SEC, under Section 406 of the Sarbanes-Oxley Act of 2002. The code sets forth written standards that are designed to deter wrongdoing and to promote honest and ethical conduct by the Company’s senior financial officers, including its Chief Executive Officer, and is a supplement to our Code of Conduct and the other policies and procedures that govern the conduct of our employees. In addition to applying to our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, this Code applies to all of the other persons employed by us who have significant responsibility for preparing or overseeing the preparation of the Company’s financial statements and the other financial data included in our periodic reports filed with the SEC and in other public communications made by us that are designated from time to time by the Chief Financial Officer as senior financial professionals.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. As a result, the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 do not apply to us.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and our four other most highly compensated executive officers as of December 28, 2004 (collectively, the “Named Executive Officers”) during the years ended December 31, 2002, December 30, 2003, and December 28, 2004:

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1) (3)		Securities Underlying Options (2)
Robert H. Dedman, Jr. Chairman of the Board	2004 2003 2002	$506,346 500,000 557,024	$283,554 235,000 222,068	$	— — —	— — 78,000

John A. Beckert President, Chief Executive Officer and Director (4)	2004 2003 2002	531,731 500,000 165,385	322,000 281,250 124,988		— — —	350,000 925,000 —

Jeffrey P. Mayer Chief Financial Officer	2004 2003 2002	354,442 343,539 338,000	225,607 226,433 96,200		— — —	— 286,500 46,500

Richard N. Beckert Executive Vice President, Operations (5)	2004 2003 2002	315,538 286,538 19,231	207,332 230,541 —		— — —	225,000 250,000 —

Douglas T. Howe Executive Vice President, ClubCorp USA, Inc.	2004 2003 2002	280,069 264,339 253,864	147,377 148,781 78,629		— — —	— 186,800 41,250

(1)	There was no other annual compensation, perquisites and other personal benefits, securities or property greater than either $50,000 or 10% of the total annual salary and bonus or other annual compensation reported for each Named Executive Officer in 2002, 2003 or 2004.

(2)	Reflects options to acquire our common stock granted pursuant to the ClubCorp Omnibus Stock Plan (the Omnibus Stock Plan).

(3)	There were no restricted stock awards for 2002, 2003 or 2004 and there were no unvested restricted stock awards as of December 28, 2004.

(4)	John Beckert joined us in August 2002 as President and Chief Operating Officer.

(5)	Richard Beckert joined us in November 2002 as Senior Vice President of Human Resources.

Option Grants in Last Fiscal Year Table

The following table summarizes for each Named Executive Officer, each grant of stock options during the fiscal year ended December 28, 2004.

Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Grant Date Fair Value (1)
Robert H. Dedman, Jr.	—	—	—	—	—

John A. Beckert	150,000 200,000	21.65 28.87%	$11.23 11.49	1/1/14 7/1/14	$742,500 1,168,000

Jeffrey P. Mayer	—	—	—	—	—

Richard N. Beckert	225,000	32.48	11.49	7/1/14	1,314,000

Douglas T. Howe	—	—	—	—	—

(1)	Fair value was calculated using the Black-Scholes option pricing model. Use of this model should not be viewed in any way as a forecast of the future performance of our common stock, which will be determined by future events and unknown factors. The estimated values under the Black-Scholes model are based upon the following assumptions: risk free rate of return (varies depending on grant date), stock price volatility (40%), dividend yield (0) and term (10 years).

Aggregated Option Exercises and Fiscal Year-End Option Values

The following table summarizes for each Named Executive Officer, each exercise of stock options during the fiscal year ended December 28, 2004 and the fiscal year-end value of unexercised options:

			Number of Shares of Common Stock Underlying Unexercised Options at Year-End (1) (2)		Value of Unexercised In-the-Money Options at Year-End (3)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert H. Dedman, Jr.	—	$—	754,400	139,600	$461,700	$51,300

John A. Beckert	—	—	185,000	1,090,000	534,650	2,177,600

Jeffrey P. Mayer	—	—	30,900	302,100	26,937	600,498

Richard N. Beckert	—	—	50,000	425,000	144,500	578,000

Douglas T. Howe	—	—	16,500	211,550	—	409,092

(1)	The ClubCorp Inc. Executive Stock Option Plan (the Executive Option Plan) was adopted in August 1995 and was amended and restated effective January 2001. The Executive Option Plan provides for granting options to purchase shares of common stock to key employees at a price not less than fair market value at the date of grant. The options vest evenly over a 10 year period from the date the option is granted, if the employee maintains a certain performance level as defined in the Executive Option Plan. Each of the Named Executive Officers met the required performance level defined in the Executive Option Plan for 2002, 2003, and 2004. Thus, approximately 90% of the shares granted are vested and exercisable, dependent upon the year of grant.

(2)	The Omnibus Stock Plan was adopted effective February 1998 and was amended and restated effective January 2001. The Omnibus Stock Plan provides for granting to key employees options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting is determined at the time of grant and is generally three to five years with a ten-year expiration date with one exception. During the year ended December 30, 2003, we allowed employees with options in the company granted before January 1, 2002, to forfeit those options and be issued the same number of options six months and several days later at the then current stock price. On September 19, 2003, 3,153,086 options were granted related to this transaction. These options have an 18-month cliff vesting with a seven-year expiration date.

(3)	Based upon the most recent appraised value of $11.49 per share.

Compensation of Directors

Directors who are not officers of ClubCorp receive $200 and reimbursement of travel expenses for each of our Board meetings attended.

Employment Agreements; Key-Man Life Insurance

We do not have non-disclosure and non-competition agreements with the majority of our salaried employees, excluding our senior executive officers. In addition, we do not maintain key-man life insurance policies on any of our officers or employees.

With the exception of John A. Beckert, our President and Chief Executive Officer, and Richard N. Beckert, our Executive Vice President, Operations, we do not have any employment agreements with our named executive officers or employees. See Exhibits 10.27 - 10.29 incorporated to our Annual Report on Form 10-K/A for the fiscal year ended December 30, 2003 for the details of John A. Beckert’s agreement. See Exhibit 10.31 incorporated to our Annual Report on Form 10-K for the fiscal year ended December 28, 2004 for the details of Richard N. Beckert’s agreement.

Compensation Committee Interlocks and Insider Participation

During 2004, Messrs. Dedman, Beckert, Singleton and Shirazi served as members of our Compensation Committee. Mr. Dedman serves as our Chairman of the Board and Mr. Beckert serves as our Chief Executive Officer and President. In addition, Mr. Singleton is President of The Cypress Group and Mr. Shirazi is a Managing Director of The Cypress Group. The Cypress Group beneficially owns greater than 10% of our common stock. No member of the Compensation Committee serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 28, 2004:

Equity Compensation Plan Information

	(a)	(b)	(c)	(d)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	Total of Securities Reflected in Columns (a) and (c)
Equity Compensation Plans Approved by Shareholders (1) (2)	6,890,278	$10.27	1,546,583	8,436,861
Equity Compensation Plans Not Approved by Shareholders	—	—	—	—

Total	6,890,278	$10.27	1,546,583	8,436,861

(1)	Includes outstanding options under the Executive Stock Option Plan, which was adopted by our Board in August 1995 and was amended and restated effective January 2001. We do not intend to issue new grants under this plan.

(2)	Includes outstanding options under the Omnibus Stock Plan, which was adopted by our Board in February 1998 and was amended and restated effective January 2001. We have reserved an additional 1.4 million shares of our common stock for granting awards under this plan in addition to those already granted.

(3)	Based upon the weighted-average fair market value as determined by the most recent appraisal value available at the respective grant dates.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of our common stock, as of March 28, 2005, by (i) each Named Executive Officer, (ii) each person or group known by us to be the beneficial owner of more than 5.0% of the outstanding common stock, (iii) each of our directors and (iv) all of our directors and executive officers as a group. The number and percentage of shares of common stock beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which a person has sole or shared voting power or investment power and also any shares of common stock underlying stock options and warrants that are exercisable by that person within sixty days of March 28, 2005. However, shares underlying such stock options and warrants are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise indicated in the footnotes, each person listed in the following table has sole voting and investment power over the shares shown as beneficially owned by that person. Percentage of beneficial ownership is based on 93,379,080 shares of common stock outstanding as of March 28, 2005.

	Shares of Common Stock Beneficially Owned
Name	Number	Percentage
Nancy M. Dedman (1) (3)	40,252,573	43.1

Robert H. Dedman, Jr. (1) (4)	32,405,983	34.4

The Cypress Group (2) (5)	15,075,000	16.0

James L. Singleton (2)(5)	15,075,000	16.0

Bahram Shirazi (2)(5)	15,075,000	16.0

Patricia Dedman Dietz (1) (6)	12,998,272	13.9

Mark W. Dietz (1) (7)	12,998,272	13.9

John A. Beckert (8)	400,000	*

Richard N. Beckert (9)	100,000	*

Jeffrey P. Mayer (1) (10)	275,200	*

Frank C. Gore (1) (11)	239,525	*

All directors and executive officers as a group (13 persons) (12)	83,384,742	86.3

*	less than 1.0%

(1)	Such person’s address is 3030 LBJ Freeway, Suite 700, Dallas, Texas 75234.

(2)	Such entity’s or person’s address is 65 East 55th Street, New York, New York 10022.

(3)	Includes 17,470,337 shares owned by the estate of Robert H. Dedman, Sr. and 1,264,761 shares owned by trusts for which Robert H. Dedman, Jr. and Nancy M. Dedman are trustees and share voting power. Pending administration and distribution of Mr. Dedman, Sr.’s estate, Robert H. Dedman, Jr. and Nancy M. Dedman, as the executors of the estate, may be deemed to have shared voting power with respect to the shares beneficially owned by the estate.

(4)	Includes 12,117,312 shares owned by trusts for the benefit of Robert H. Dedman, Jr., 15,991 shares owned by Robert H. Dedman, Jr.’s wife, Rachael Dedman, 17,735 shares owned by trusts for the benefit of Robert H. Dedman, Jr.’s minor children, Catherine Dedman and Nancy Dedman, for which Mr. Dedman, Jr. is a trustee and shares voting and investment power, and 809,200 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 28, 2005. Excludes 12,211,612 shares owned by trusts for the benefit of Patricia Dedman Dietz and 82,517 shares owned by trusts for the benefit of the Dietz’s minor children, Christina Dietz, Jonathan Dietz, and Jeffrey Dietz, for which Robert H. Dedman, Jr. serves as a trustee and shares voting and investment power.

(5)	Includes 11,880,303, 1,485,557, 114,646, 505,051, and 76,943 shares owned by Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners II L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd., respectively. Includes 855,563, 107,325, 8,100, 36,450, and 5,062 shares of common stock issuable upon exercise of stock warrants that may be exercised within 60 days of March 28, 2005 to Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners II L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd., respectively. James Singleton and Bahram Shirazi are members of the investment committee which exercise voting control over the shares.

(6)	Includes 18,880 shares and 59,500 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 28, 2005 owned by Patricia Dedman Dietz’s husband, Mark W. Dietz, 12,211,612 shares owned by trusts for Mrs. Dietz’s benefit, 82,517 shares owned by trusts for the benefit of the Dietz’s minor children, Christina Dietz, Jonathan Dietz, and Jeffrey Dietz, for which Mrs. Dietz is a trustee and shares voting and investment power. Excludes 12,117,312 shares owned by trusts for the benefit of Robert H. Dedman, Jr., for which Mrs. Dietz is a trustee and shares voting and investment power.

(7)	Includes 625,763 shares owned by Mark W. Dietz’s wife, Patricia Dedman Dietz, 12,211,612 shares owned by trusts for the benefit of Mrs. Dietz, 82,517 shares owned by trusts for the benefit of the Dietz’s minor children, Christina Dietz, Jonathan Dietz, and Jeffrey Dietz, for which Mrs. Dietz is a trustee and shares voting and investment power and 59,500 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 28, 2005.

(8)	Includes 400,000 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 28, 2005.

(9)	Includes 100,000 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 28, 2005.

(10)	Includes 265,200 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 28, 2005.

(11)	Includes 229,700 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 28, 2005.

(12)	Includes 3,227,850 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 28, 2005 for our executive officers and directors.

The estate of Robert H. Dedman, Sr. and his family currently own approximately 71% of our common stock. The holders of a majority of the common stock can elect all of our directors and approve or disapprove certain fundamental corporate transactions, including a merger or sale of all of our assets, subject to the terms of the Stockholders Agreement. The transfer of a substantial portion of the common stock owned by Nancy M. Dedman, or by her children could result in a change in our control and could affect our management or future direction.

Item 13.	Certain Relationships and Related Transactions

Robert H. Dedman, Sr. passed away on August 20, 2002. At the time of his death, Mr. Dedman owned 43,113,993 shares of common stock (or approximately 46.0% of our outstanding common stock at that time) as community property with Mrs. Dedman. Pursuant to Texas law, Robert H. Dedman, Jr. and Mrs. Dedman were qualified as executors of Mr. Dedman’s estate upon issuance of Letters Testamentary. Pending administration and distribution of Mr. Dedman’s estate, Robert H. Dedman. Jr. and Mrs. Dedman, as the executors of Mr. Dedman’s estate, may be deemed to have shared voting power with respect to the shares beneficially owned by Mr. Dedman’s estate. Mrs. Dedman has sole voting and investment power over the shares of our common stock that comprise her community property interest in the shares owned by Mr. Dedman at his death. In his Last Will and Testament, Mr. Dedman gifted the remaining common stock (or approximately 22% of our common stock) to Nancy M. Dedman Trust and approximately 1% of our common stock to various other beneficiaries. Mrs. Dedman and Robert H. Dedman, Jr. will be trustees under the trust and will have shared voting power over the common stock held in the trust. At December 28, 2004, 17,470,337 shares remained in the Robert H. Dedman, Sr. estate trust.

During 1999, we sold 9,375,000 shares of common stock and warrants to acquire 1,012,500 shares of common stock to The Cypress Group. Beginning in October 2004, we are obligated under certain defined conditions to offer to repurchase a portion of their outstanding shares if we are below a defined leverage ratio. Based on the calculation, we were above the stated leverage ratio and were not required to offer to repurchase any shares during 2004.

Item 14.	Principal Accountant Fees and Services

The table below sets forth the aggregate fees billed by our principal independent registered public accountants for audit, audit-related and tax services provided to us in each of the last two fiscal years. KPMG LLP was our principal independent registered public accountant in fiscal 2003, and Deloitte & Touche LLP was our principal independent registered public accountant in fiscal 2004.

	Fiscal 2003	Fiscal 2004
Audit fees	$525,000	$532,000
Audit-related Fees (1)	33,000	84,000
Tax fees	—	—
All other fees	—	—

Total fees	$558,000	$616,000

(1)	Audit related fees consist principally of fees for audits of financial statements of certain employee benefit plans and Sarbanes-Oxley compliance.

The Audit Committee pre-approves all services performed by our independent registered public accounting firm.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following audited Consolidated Financial Statements of ClubCorp and our subsidiaries as of December 30, 2003 and December 28, 2004, and for the years ended December 31, 2002, December 30, 2003, and December 28, 2004 are included in this Annual Report on Form 10-K, beginning on Page F-1:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)	All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the Notes thereto.

(a)(3)	Exhibits 10.1, 10.3 and 10.4, 10.8 through 10.18, 10.25 and 10.26 are compensatory plans. See Index to Exhibits on page 45

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

CLUBCORP, INC.

By:	/s/ John A. Beckert
John A. Beckert
President and
Chief Executive Officer

By:	/s/ Jeffrey P. Mayer
Jeffrey P. Mayer
Chief Financial Officer

By:	/s/ Angela A. Stephens
Angela A. Stephens
Senior Vice President and
Chief Accounting Officer

Date:	April 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
* Robert H. Dedman, Jr.	Chairman of the Board	April 12, 2005

* John A. Beckert	President, Chief Executive Officer, and Director	April 12, 2005

* Nancy M. Dedman	Director	April 12, 2005

* Patricia Dedman Dietz	Director	April 12, 2005

* James L. Singleton	Director	April 12, 2005

* Bahram Shirazi	Director	April 12, 2005

By:	/s/Angela A. Stephens
Angela A. Stephens
Attorney-in-Fact

23	* Power of Attorney authorizing Angela A. Stephens to sign this annual report on Form 10-K on behalf of the directors and certain officers of the Company is filed with the Securities and Exchange Commission. See the Power of Attorney on the Index to Exhibits, exhibit 24.1.

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1*	Articles of Incorporation, as amended, of ClubCorp, Inc.

3.2*	Bylaws, as amended, of Club Corporation International

4.1*	Specimen Certificate evidencing Common Stock of Club Corporation International

4.2~~	Certificate of Incorporation of ClubCorp, Inc.

4.3**	Bylaws of ClubCorp, Inc.

10.1~	ClubCorp Employee Stock Ownership Plan

10.2*	Form of Stockholder Agreement for Club Corporation International

10.3~	ClubCorp Employee Stock Ownership Trust

10.4~	First Amendment to the ClubCorp Employee Stock Ownership Plan and ClubCorp Employee Stock Ownership Trust

10.5##	Stock Purchase Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October, 1999

10.6##	Stockholders Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October 26, 1999

10.7##	Form of Warrant to Purchase Common Stock of ClubCorp, Inc.

10.8@@	Second Amendment to ClubCorp, Inc. Employee Stock Ownership Plan

10.9@@	Third Amendment to ClubCorp, Inc. Employee Stock Ownership Plan

10.10@@	Fourth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan

10.11@@	Fifth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan

10.12@@	Sixth Amendment to ClubCorp, Inc. Employee Stock Ownership Plan

10.13%	Restated ClubCorp, Inc. Executive Stock Option Plan

10.14%	Restated ClubCorp, Inc. Omnibus Stock Plan

10.15%%	Second Amendment to ClubCorp Employee Stock Ownership Trust

10.16+	Seventh Amendment to ClubCorp, Inc. Employee Stock Ownership Plan

10.17+	Third Amendment to ClubCorp Employee Stock Ownership Trust

10.18+	2002 ClubCorp Comprehensive Compensation Plan

10.19++	Loan Agreement dated June 2, 2003 between Timarron Golf Club, Inc., Crow Canyon Management Corp., Northwood Management Corp. and Treesdale Country Club, Inc. and GMAC Commercial Mortgage Corporation

10.20++	Loan Agreement dated June 2, 2003 between Diamond Run Club, Inc., Greenbrier Country Club, Inc., Shadow Ridge Golf Club, Inc., Bay Oaks Country Club, Inc. and Woodside Plantation Country Club, Inc. and GMAC Commercial Mortgage Corporation

10.21++	Loan Agreement by and between Pacific Life Insurance Company and The Country Club Loan Parties Named herein dated as of June 2, 2003

10.22++	Loan Agreement by and between Pacific Life Insurance Company and The Resort Loan Parties Named herein dated as of June 2, 2003

10.23++	Loan Agreement dated June 4, 2003 between Textron Financial Corporation, ClubCorp, Inc., and each of the undersigned affiliates of ClubCorp

10.24++	Form of Promissory Note between Knollword Country Club, Inc. and Textron Financial Corporation dated June 4, 2003

10.25+++	Second Amendment to the ClubCorp, Inc. Omnibus Stock Plan

10.26+++	First Amendment to the ClubCorp, Inc. Executive Stock Option Plan

10.27^	Employment Agreement between ClubCorp, Inc. and John A. Beckert, dated August 27, 2002

10.28^	Employment Agreement Amendment between ClubCorp, Inc. and John A. Beckert, effective August 27, 2002

10.29^	Second Amendment to Employment Agreement between ClubCorp, Inc. and John A. Beckert, effective August 27, 2002

10.30^^	First Amendment to the Loan Agreement between Textron Financial Corporation, ClubCorp, Inc., and each of the undersigned affiliates of ClubCorp

10.31	Employment Agreement between ClubCorp, Inc. and Richard N. Beckert, effective July 1, 2004

10.32	Third Amendment to the ClubCorp, Inc. Omnibus Stock Plan

10.33	Letter from KPMG LLP Regarding Change in Certifying Accountant

14	Code of Ethical Conduct for Financial Managers

21.1	Subsidiaries of ClubCorp, Inc.

23.1	Consent of KPMG LLP

23.2	Consent of Houlihan Lokey Howard and Zukin Financial Advisors, Inc.

23.3	Consent of Deloitte & Touche LLP

24.1	Power of Attorney

31.1	Certification by John A. Beckert pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by John A. Beckert pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-83496)

**	Incorporated by reference to our Post-Effective Amendment No. 1 to Form S-8 (Registration Nos. 33-89818, 33-96568, 333-08041, 333-57107 and 333-52612)

~	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 29, 1998

~~	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended March 23, 1999

~~~	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended September 7, 1999

##	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 28, 1999

@@	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 26, 2000

%	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended September 4, 2001

%%	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended March 19, 2002

+	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001

++	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended June 17, 2003

+++	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended September 9, 2003

^	Incorporated by reference to our Annual Report on Form 10-K/A for the fiscal year ended December 30, 2003

^^	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended June 15, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ClubCorp, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of ClubCorp, Inc. and subsidiaries (the “Company”) as of December 28, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 30, 2003 and December 31, 2002 were audited by other auditors whose report, dated March 29, 2004 except for Notes 5, 6, 9, 11, 15 and 17 which are as of April 12, 2005, expressed an unqualified opinion on those statements and included an explanatory paragraph concerning a change in accounting for the impairment or disposal of long-lived assets effective December 26, 2001 and the restatement of the consolidated financial statements as of December 31, 2002 and December 30, 2003.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ClubCorp, Inc. and subsidiaries as of December 28, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

April 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ClubCorp, Inc.:

We have audited the accompanying consolidated balance sheet of ClubCorp, Inc. and subsidiaries (ClubCorp) as of December 30, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 30, 2003. These consolidated financial statements are the responsibility of ClubCorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClubCorp, Inc. and subsidiaries as of December 30, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 30, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the accompanying consolidated financial statements, Club Corp changed its method of accounting for the impairment or disposal of long-lived assets effective December 26, 2001. As discussed in Note 17 to the consolidated financial statements, ClubCorp has restated its consolidated financial statements as of December 31, 2002 and December 30, 2003.

/s/ KPMG LLP

Dallas, Texas

March 29, 2004, except for

Notes 5, 6, 9, 11, 15 and 17 which are as of April 12, 2005

ClubCorp, Inc.

Consolidated Balance Sheets

December 30, 2003 and December 28, 2004

(Dollars in thousands)

	2003	2004
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$90,195	$124,922
Membership and other receivables, net	84,053	71,372
Inventories	18,728	19,807
Prepaid expenses and other assets	29,188	29,387

Total current assets	222,164	245,488

Property and equipment, net	1,166,649	1,141,584
Notes receivable	49,857	43,436
Other assets	89,984	87,477

Total assets	$1,528,654	$1,517,985

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$72,456	$79,847
Long-term debt - current portion	32,589	23,220
Membership deposits - current portion	15,447	16,940
Other liabilities	106,740	129,907

Total current liabilities	227,232	249,914

Long-term debt, net of current portion	688,297	684,613
Other liabilities	177,080	139,622
Membership deposits	118,245	136,776

Total liabilities	1,210,854	1,210,925

Redemption value of common stock held by benefit plan	38,190	47,180

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 93,708,720 outstanding at December 30, 2003 and 93,380,242 outstanding at December 28, 2004	996	996
Additional paid-in capital	161,672	161,672
Accumulated other comprehensive loss	(6,266)	(7,013)
Retained earnings	183,814	168,582
Treasury stock, 5,885,688 shares at December 30, 2003, and 6,214,166 at December 28, 2004	(60,606)	(64,357)

Total stockholders’ equity	279,610	259,880

Total liabilities and stockholders’ equity	$1,528,654	$1,517,985

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statements of Operations

Years ended December 31, 2002, December 30, 2003, and December 28, 2004

(Dollars in thousands, except per share amounts)

	2002	2003	2004
Operating revenues	$921,840	$898,082	$944,090

Operating costs and expenses	731,750	697,093	724,846
Depreciation and amortization	89,295	92,775	90,619
Selling, general and administrative expenses	87,381	78,162	68,157
Loss on disposals and impairment of assets	27,943	8,178	6,560

Operating income (loss) from continuing operations	(14,529)	21,874	53,908

Interest and investment income	1,794	1,253	2,015
Interest expense	(61,812)	(63,632)	(59,589)
Financing cost on prior debt facility	—	(10,569)	—

Loss from continuing operations before income taxes and minority interest	(74,547)	(51,074)	(3,666)

Income tax (provision) benefit	26,601	(59,441)	(1,085)
Minority interest	1,141	298	352

Loss from continuing operations	(46,805)	(110,217)	(4,399)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(20,801)	5,104	(1,780)
Income tax (provision) benefit	6,052	(133)	(63)

Income (loss) from discontinued operations	(14,749)	4,971	(1,843)

Net loss	$(61,554)	$(105,246)	$(6,242)

Basic and diluted income (loss) per share from:
Continuing operations	$(0.50)	$(1.18)	$(0.05)
Discontinued operations	(0.16)	0.06	(0.02)

Basic and diluted loss per share	$(0.66)	$(1.12)	$(0.07)

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Years ended December 31, 2002, December 30, 2003, and December 28, 2004

(Dollars in thousands)

	Common stock (250,000,000 shares authorized, par value $.01 per share)
	Shares Issued	Treasury Stock Shares	Shares Outstanding	Par Value
Balances at December 25, 2001, as previously reported	99,594,408	5,851,507	93,742,901	$996

Cumulative effect of restatement	—	—	—	—

Balances at December 25, 2001 (as restated)	99,594,408	5,851,507	93,742,901	$996

Purchase of treasury stock	—	27,859	(27,859)	—

Stock issued in connection with:
Exercise of stock options	—	(12,149)	12,149	—

Comprehensive loss:
Net loss	—	—	—	—
Change in fair value of financial instruments
Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss

Change in redemption value of common stock held by benefit plan	—	—	—	—

Balances at December 31, 2002 (as restated)	99,594,408	5,867,217	93,727,191	$996

Purchase of treasury stock	—	18,471	(18,471)	—

Comprehensive loss:
Net loss	—	—	—	—
Change in fair value of financial instruments
Change in fair value of net pension plan assets	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss

Change in redemption value of common stock held by benefit plan	—	—	—	—

Balances at December 30, 2003 (as restated)	99,594,408	5,885,688	93,708,720	$996

Purchase of treasury stock	—	328,478	(328,478)	—

Comprehensive loss:
Net loss	—	—	—	—
Change in fair value of financial instruments
Change in fair value of net pension plan assets
Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss

Change in redemption value of common stock held by benefit plan	—	—	—	—

Balances at December 28, 2004	99,594,408	6,214,166	93,380,242	$996

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

	Common stock (250,000,000 shares authorized, par value $.01 per share)
	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balances at December 25, 2001, as previously reported	$161,674	$(7,821)	$337,585	$(60,258)	$432,176

Cumulative effect of restatement	—	—	(11,527)	—	(11,527)

Balances at December 25, 2001 (as restated)	$161,674	$(7,821)	$326,058	$(60,258)	$420,649

Purchase of treasury stock	—	—	—	(301)	(301)

Stock issued in connection with:
Exercise of stock options	(2)	—	—	125	123

Comprehensive loss:
Net loss	—	—	(61,554)	—	(61,554)
Change in fair value of financial instruments	—	3,852	—	—	3,852
Foreign currency translation adjustment	—	(4,412)	—	—	(4,412)

Total comprehensive loss					(62,114)

Change in redemption value of common stock held by benefit plan	—	—	24,049	—	24,049

Balances at December 31, 2002 (as restated)	$161,672	$(8,381)	$288,553	$(60,434)	$382,406

Purchase of treasury stock	—	—		(172)	(172)

Comprehensive loss:
Net loss	—	—	(105,246)	—	(105,246)
Change in fair value of financial instruments		3,221	—	—	3,221
Change in fair value of net pension plan assets		(3,420)	—	—	(3,420)
Foreign currency translation adjustment	—	2,314	—	—	2,314

Total comprehensive loss					(103,131)

Change in redemption value of common stock held by benefit plan	—	—	507	—	507

Balances at December 30, 2003 (as restated)	$161,672	$(6,266)	$183,814	$(60,606)	$279,610

Purchase of treasury stock	—	—	—	(3,751)	(3,751)

Comprehensive loss:
Net Loss	—	—	(6,242)	—	(6,242)
Change in fair value of financial instruments	—	4	—	—	4
Change in fair value of net pension plan assets	—	(1,305)	—	—	(1,305)
Foreign currency translation adjustment	—	554	—	—	554

Total comprehensive loss					(6,989)
Change in redemption value of common stock held by benefit plan	—	—	(8,990)	—	(8,990)

Balances at December 28, 2004	$161,672	$(7,013)	$168,582	$(64,357)	$259,880

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2002, December 30, 2003, and December 28, 2004

(Dollars in thousands)

	2002	2003	2004
Cash flows from operating activities:
Net loss	$(61,554)	$(105,246)	$(6,242)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	94,069	94,386	91,122
Loss on disposals and impairment of assets	46,781	1,205	8,151
Minority interest in net loss of subsidiaries	(1,141)	(298)	(352)
Equity in (income) loss of joint ventures	1,866	(234)	(506)
Amortization of discount on membership deposits	9,270	11,429	12,556
Net change in deferred income taxes	(32,605)	52,539	(1,886)
Net change in real estate held for sale	7,785	2,538	1,137
Net change in membership and other receivables, net	6,429	6,287	12,858
Net change in accounts payable and accrued liabilities	(6,096)	673	(7,138)
Net change in deferred income and other liabilities	106	(380)	5,170
Net change in deferred membership revenues	(9,779)	1,238	1,270
Other	(986)	10,248	3,044

Cash flows from operating activities	54,145	74,385	119,184

Cash flows from investing activities:
Additions to property and equipment	(79,471)	(55,194)	(60,947)
Development of new facilities	(15,247)	(4,086)	—
Development of real estate held for sale	(6,648)	(871)	(2,652)
Proceeds from dispositions, net	39,893	35,592	129
Net change in notes receivable, net	(4,128)	(4,499)	8,382
Other	—	274	—

Cash flows from investing activities	(65,601)	(28,784)	(55,088)

Cash flows from financing activities:
Borrowings of long-term debt	58,027	771,906	—
Repayments of long-term debt	(33,253)	(719,685)	(32,505)
Loan origination and amendment fees	(14,348)	(12,785)	—
Change in membership deposits	422	2,904	6,887
Treasury stock transactions	(178)	(172)	(3,751)

Cash flows from financing activities	10,670	42,168	(29,369)

Net change in cash and cash equivalents	(786)	87,769	34,727
Cash and cash equivalents at beginning of year	3,212	2,426	90,195

Cash and cash equivalents at end of year	$2,426	$90,195	$124,922

See accompanying Notes 1, 8, and 15 for supplemental disclosures of non-cash activities and cash paid for interest and income taxes.

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Years ended December 31, 2002, December 30, 2003, and December 28, 2004

Note 1. Summary of significant accounting policies

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

Investments in affiliates for which we do not have operational or financial control are accounted for on the equity method. Under the equity method, original investments are recorded at cost and adjusted by dividends received and our share of the undistributed earnings or losses of these affiliates (Note 3). The investment balances are included in other non-current assets and liabilities in the accompanying Consolidated Balance Sheets.

There is no minority interest recorded for minority stockholders of five country clubs and three golf clubs because of deficit capital positions. We have recognized minority stockholders’ share of these entities’ cumulative and 2004 losses, which are approximately $9.2 million and $1.0 million, respectively. We will recognize future positive earnings of these subsidiaries to the extent of minority interest losses previously absorbed.

Fiscal year

Our fiscal year consists of a 52/53 week fiscal year ending on the last Tuesday of December. Our 2002, 2003, and 2004 fiscal years are comprised of the 53 weeks ended December 31, 2002, the 52 weeks ended December 30, 2003 and the 52 weeks ended December 28, 2004, respectively.

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

Cash and cash equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand and interest bearing deposits in financial institutions, all of which have maturities of 90 days or less. Cash and cash equivalents also includes restricted cash as of December 30, 2003 and December 28, 2004 of $22.3 million and $28.7 million, respectively, which serves as collateral for letters of credit. The 2003 balance represents collateral related to insurance policies. The 2004 balance is comprised of $19.0 million representing collateral related to insurance policies, $6.2 million representing collateral related to debt covenants (See Note 8), and $3.5 million representing cash in escrow related to a put option on an operating lease at one of our properties. These letters of credit have one-year terms and, therefore, the related restricted cash is included in current assets.

Membership, other receivables, and long-term receivables

Membership and other receivables as well as other long-term receivables are recorded net of an allowance for doubtful accounts of $3.4 million, $3.4 million and $4.0 million as of December 31, 2002, December 30, 2003, and December 28, 2004, respectively, and amounts charged to bad debt expense of $4.6 million, $2.8 million and $2.2 million, respectively. Amounts written off were $10.1 million, $2.8 million and $1.6 million for each of the years ended December 31, 2002, December 30, 2003, and December 28, 2004, respectively.

ClubCorp, Inc.

Inventories

Inventories, which consist primarily of food and beverages and merchandise held for resale, are stated at the lower of cost (weighted average cost method) or market value.

Property and equipment

Property and equipment is stated at depreciated cost. Land and land improvements include non-depreciable golf course improvements including fairways, roughs and trees. We capitalize costs that both materially add value and appreciably extend the useful life of an asset. With respect to golf course improvements, only costs associated with original construction, complete replacements, or the addition of new trees, sand traps, fairways or greens are capitalized. All other related costs are expensed as incurred.

Depreciation is calculated primarily using the straight-line method based on the following estimated useful lives:

Building and recreational facilities	40 years
Depreciable land improvements	10 - 20 years
Furniture and fixtures	3 - 10 years
Machinery and equipment	3 - 10 years

Leasehold improvements and assets under capital leases are amortized over the shorter of the period of the respective leases or useful life using the straight-line method.

Notes receivable

Notes receivable consist primarily of deferred initiation fees and deposits and notes receivable trade. At December 30, 2003 and December 28, 2004, deferred initiation fees and deposits were $32.9 million and $29.4 million, respectively. Notes receivable trade were $16.9 million and $14.0 million at December 30, 2003 and December 28, 2004, respectively.

Real estate held for sale

Real estate held for sale consists primarily of land, land development costs and related amenities that are to be left with the project upon completion. Costs are allocated to project components based on the specific identification method whenever possible. Otherwise, costs are allocated based on their relative sales value. At December 30, 2003 and December 28, 2004, real estate held for sale was $31.3 million, and $39.2 million, respectively, and is included in other non-current assets in the Consolidated Balance Sheets.

Sales of real estate generally are accounted for under the full accrual method. Under that method, a gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete.

Income taxes

Income taxes are accounted for using the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Foreign currency translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at year-end. All foreign income and expenses are translated at the monthly weighted average exchange rates during the year. Translation gains and losses are reported separately as a component of comprehensive loss. Realized foreign currency transaction gains and losses are reflected in the Consolidated Statements of Operations.

Treasury stock

Purchases of treasury stock are recorded at the cost of the shares acquired. When treasury stock is subsequently reissued, the difference between the cost of shares reissued, using the average cost method, and the sales price is charged or credited to additional paid-in capital.

ClubCorp, Inc.

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

If compensation cost for the option plans had been determined based on the fair value at the grant dates for the options consistent with the methodology of SFAS 123, our net loss and net loss per share would have been changed to the following pro forma amounts (dollars in thousands, except per share amounts):

	2002	2003	2004
Net loss as reported	$(61,554)	$(105,246)	$(6,242)

Less: Total stock-based compensation expense determined under fair value method, net of taxes	(2,836)	(4,400)	(8,276)

Pro forma net loss	$(64,390)	$(109,646)	$(14,518)

Basic and diluted loss per share - Reported	$(0.66)	$(1.12)	$(0.07)

Basic and diluted loss per share - Pro Forma	$(0.69)	$(1.17)	$(0.16)

Stock compensation expense related to options has not been recorded for any of the periods presented.

During the year ended December 30, 2003, we allowed employees, excluding those serving as members of the Board of Directors, with options issued prior to 2002 to forfeit those options and later be issued the same number of options six months and several days later with exercise prices at the then current stock price. This resulted in employees forfeiting options to acquire approximately 3.6 million shares of common stock in March 2003. On September 19, 2003, the Company granted options to acquire approximately 3.1 million shares of common stock to eligible employees with an exercise price of $9.30. These options fully vested on March 19, 2005. In accordance with APB 25, we did not recognize any additional compensation cost associated with the grant of these options (Note 12). The option repurchase transaction was considered a modification of the original options and, therefore, in accordance with SFAS 123, we recognized all remaining expense associated with the original options that were forfeited in the pro forma 2003 amounts above.

ClubCorp, Inc.

Revenue recognition

We recognized revenues from the following sources:

	2002	2003	2004
Revenues from continuing operations:
Membership fees and deposits	$41,260	$38,959	$37,516
Membership dues	312,587	313,242	325,168
Golf operations revenues	185,824	168,830	174,413
Food and beverage revenues	244,487	243,089	265,672
Lodging revenues	59,501	54,464	58,141
Other revenues	78,181	79,498	83,180

Total operating revenues from continuing operations	$921,840	$898,082	$944,090

Revenues from discontinued operations:
Membership fees and deposits	$1,404	$463	$135
Membership dues	22,340	12,211	6,911
Golf operations revenues	18,566	1,502	—
Food and beverage revenues	18,209	6,769	2,327
Lodging revenues	27	—	—
Other revenues	9,059	4,572	3,107

Total operating revenues from discontinued operations	$69,605	$25,517	$12,480

Total Operating Revenue	$991,445	$923,599	$956,570

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

At the majority of our private clubs, members are expected to pay an advance initiation fee or deposit upon their acceptance as a member to the club. These initiation fees and deposits vary in amount based on a variety of factors such as the supply and demand for our services in each particular market, number of golf courses or breadth of amenities available to the members and the prestige of having the right to membership at the club. The majority of membership deposits sold are not refundable until a fixed number of years (generally 30) after the date of acceptance as a member, and are expected to cover our cost of providing services to the member over the course of the individual’s membership. Because of the refundable nature of our deposits and the fact that few of our clubs have membership caps, we believe that revenue related to deposits should be recognized over the average expected life of an active membership. This stance is supported by our prior correspondence with the Securities Exchange Commission on this matter in 1998. For membership deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as membership fees and deposits revenue on a straight-line basis over the average expected life of an active membership (currently six years for golf and resort memberships and five years for business and sports club memberships). The present value of the refund obligation is recorded as a membership deposit liability in our Consolidated Balance Sheets and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our weighted average borrowing rate adjusted to reflect a 30 year time frame. Our current discount rate is 8%. The accretion is included in interest expense. The majority of our membership fees are not refundable and are deferred and recognized over the average expected life of an active membership.

At December 28, 2004, the amount of membership deposits that are or will become contractually due and payable during the next five years is approximately $28.2 million.

ClubCorp, Inc.

Divestiture of subsidiaries

Subsidiaries are divested when management determines they will be unable to provide a positive contribution to cash flows from operations in future periods and/or when they are determined to be nonstrategic holdings for the company. Gains from divestitures are recognized in the period in which operations cease and losses are recognized when they become apparent. These are reflected in discontinued operations in the Consolidated Statements of Operations as loss on disposals and impairments of assets.

Interest rate swap and cap agreements

Interest payments on approximately 57% of the floating portion of our current debt are protected by interest rate cap agreements that limit our exposure to rises in interest rates over certain amounts (Note 8).

Previously, we entered into interest rate swap agreements to limit our exposure to fluctuations in interest rates related to our prior bank facility. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we accounted for these swap agreements by recording the net interest to be paid or received as an increase or reduction in interest. These swaps were not renewed under our new mortgage debt. As a result, at December 30, 2003, all swap agreements had matured.

Loss per share

The following table summarizes the weighted average number of shares used to calculate basic and diluted loss per share:

	2002	2003	2004
Weighted average shares outstanding	93,737,410	93,727,549	93,618,583
Incremental shares from assumed conversion of options	—	—	—

Diluted weighted average shares	93,737,410	93,727,549	93,618,583

The diluted weighted average shares exclude the assumed conversion of 265,294, 26,897 and 706,610 options and warrants due to our net loss for the years ended December 31, 2002, December 30, 2003 and December 28, 2004, respectively (Notes 10 and 12).

Reclassifications

Certain amounts previously reported have been reclassified to conform with the current year presentation.

Recent Pronouncements

In January 2003, the FASB issued and then revised in December 2003, FASB Interpretation No. 46, (FIN 46R) “Consolidation of Variable Interest Entities” which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The assets, liabilities and noncontrolling interests of the newly consolidated variable interest entities were initially recorded at the amounts at which they would have been carried in the consolidated financial statements if FIN 46R had been effective when we first met the conditions to be the primary beneficiary of the variable interest entity. The difference between the net amount added to our Consolidated Statements of Operation and the amount of any previously recognized interest in the newly consolidated entity was not material and therefore was not recognized as a cumulative effect of an accounting change when adopted. The adoption of FIN 46R in the first quarter of 2004 resulted in an initial increase in net assets of $1.1 million, including debt of $13.7 million, to our Consolidated Balance Sheets. (Note 3)

In December 2003, the FASB issued SFAS No. 132R (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement improves financial statement disclosures for defined benefit plans. We have not adopted these expanded disclosures as our pension plan is not a material component of our overall Consolidated Financial Statements (Note 12).

ClubCorp, Inc.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award. This new standard will be effective for us beginning in our first quarter of 2006. We are in the process of evaluating the impact of this standard on our financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”, which clarifies accounting treatment for timeshare transactions and related costs. SFAS No. 152 is effective for fiscal years beginning after June 15, 2005. We are currently in the process of evaluating the possible effects of this recently issued accounting pronouncement. We do not believe the adoption of this statement will have a material effect on our Consolidated Financial Statements.

Note 2. Variable interest entities

During 1994, we formed a joint venture with a real estate developer to acquire and develop real estate around a country club. Prior to the adoption of FIN 46R, we accounted for our investment in the joint venture under the equity method, recording a majority of the venture’s operating results. We are the general partner of the joint venture, however, we do not control a majority ownership percentage; therefore, operating decisions would have to go to arbitration in the event of a split in voting. We recorded 100% of all losses and then participated in earnings proportionally with the other partners.

The joint venture purchases virtually all the support services it requires from us and from the real estate developer under management service agreements, which expire at the completion of the development. With the adoption of FIN 46R, we consolidated the joint venture beginning with its March 23, 2004 Condensed Consolidated Balance Sheet, as the joint venture was determined to be a variable interest entity with us as its primary beneficiary. Due to the historical net operating losses of the joint venture in excess of the partners’ equity interests of the joint venture not owned by us, no noncontrolling interests are reported in our December 28, 2004 Consolidated Balance Sheet. The investment was previously carried as a $19.8 million investment liability prior to consolidation.

The joint venture was financed by the assumption of debt of which $12.9 million is currently outstanding and is included in long-term debt, along with accrued interest of approximately $10.7 million. The majority of the joint venture’s debt is payable only out of distributable cash flow, as defined by the agreements. The notes are subordinated and junior to other liens and are collateralized by the real estate owned by the joint venture. The creditors of the joint venture do not have recourse to our other assets.

Other variable interest entries consolidated by us in conjunction with the implementation of FIN 46R include a managed golf operation and liquor pool entities associated with certain properties. The Consolidated Balance Sheets and Consolidated Statements of Operations impact of consolidating these entities is not significant.

ClubCorp, Inc.

Note 3. Investments in affiliates

Our investments in affiliates at December 28, 2004 include joint ventures for the operation of three golf clubs. These investments are reflected in either other non-current assets or other long term liabilities on the Consolidated Balance Sheets and the equity gain or loss is included in operating revenues in the Consolidated Statements of Operations.

A summary of the significant financial information of affiliated companies accounted for on the equity method is as follows (dollars in thousands):

	2003	2004
Current assets	$5,074	$6,067
Fixed assets, net	35,016	33,899
Land held for resale	662	—
Other assets	11,815	4,514

Total assets	$52,567	$44,480

Membership deposits	$27,878	$9,458
Long-term debt	13,322	12,854
Other liabilities	18,549	9,991
Partners’ capital	(7,182)	12,177

Total liabilities and capital	$52,567	$44,480

Operating revenue	$24,172	$20,924
Income from operations	$10,747	$10,820
Net income	$578	$1,014

ClubCorp’s equity in:
Net assets	$(15,356)	$4,820
Net income	$234	$506

The negative partners’ capital in 2003 represented our general partner equity interest in a real estate joint venture that had a cumulative deficit. This deficit was anticipated to be temporary and, therefore, our investment was taken below zero. This equity investment has been consolidated under the new guidelines set forth in FIN 46R for the year ended December 28, 2004 (Note 2).

Subsequent to December 28, 2004, we entered an agreement to purchase the remaining portion of one of our joint venture golf clubs included above for approximately $2.0 million. This entity will thus be included in our consolidated operations in 2005.

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

ClubCorp, Inc.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents

The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Long-term debt

Fair values for fixed rate debt, capital leases and other obligations are based on the discounted value of contractual cash flows using our incremental borrowing rates for similar types of debt arrangements. The estimated fair value of these obligations was $445.5 million and $448.3 million at December 30, 2003 and December 28, 2004, respectively. The carrying value of these obligations was $436.5 million and $440.3 million at December 30, 2003 and December 28, 2004, respectively (Note 8).

The fair value for variable rate debt is also based on the discounted value of contractual cash flows using our incremental borrowing rates for similar types of debt arrangements. The estimated fair value of these obligations was $271.0 million and $257.2 million at December 30, 2003 and December 28, 2004, respectively. The carrying value of these obligations was $284.4 million and $267.5 million at December 30, 2003 and December 28, 2004, respectively (Note 8).

Membership deposits

Management believes that the carrying value of membership deposits approximates estimated fair value at year end. The carrying value at December 30, 2003 and December 28, 2004 of membership deposits was $133.7 million and $153.7 million, respectively. Included in the carrying value are membership deposits that are related to properties that were considered held for sale as of December 28, 2004. The carrying value of membership deposits related to held for sale properties at December 30, 2003 and December 28, 2004 was $2.7 million and $3.6 million, respectively (Note 6).

Note 5. Property and equipment

Property and equipment consists of the following at year-end (dollars in thousands):

	2003	2004
	(restated)
Land and land improvements	$723,741	$735,395
Buildings and recreational facilities	492,762	502,126
Leasehold improvements	102,720	105,823
Furniture and fixtures	130,702	135,191
Machinery and equipment	261,805	281,021
Construction in progress	9,878	17,570

	1,721,608	1,777,126
Accumulated depreciation and amortization	(554,959)	(635,542)

	$1,166,649	$1,141,584

See Note 17 for further discussions on the restatement of 2003 balances.

ClubCorp, Inc.

Note 6. Disposal and impairment of long-lived assets

On December 26, 2001, we adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” In conjunction with SFAS 144, for all periods presented, certain assets and liabilities expected to be sold with the held-for-sale entities have been reclassified to Other Current Assets and Other Current Liabilities, and all income and expense items have been reclassified as Discontinued Operations.

As of December 28, 2004, we had one property classified as held for sale. The balance sheet amounts as of December 28, 2004 primarily related to this property were reclassified to Other Current Assets and Other Current Liabilities on the Consolidated Balance Sheets and were comprised of the following (dollars in thousands):

	2003	2004
Membership and other receivables, net	$1,132	$431
Inventories	198	75
Other current assets	136	29
Property and equipment, net	8,022	6,451
Other assets	202	103

Total assets	$9,690	$7,089

Accounts payable and accrued liabilities	$495	$196
Other current liabilities	468	169
Long-term debt	3,197	3,026
Other liabilities	860	426

Total liabilities	$5,020	$3,817

The held for sale property, as well as all properties that were divested during the year ended December 28, 2004, were reclassified to Discontinued Operations on the Consolidated Statements of Operations. See Note 11 for detail of the Consolidated Statements of Operations impact of Discontinued Operations by segment and in total.

We review all properties held for sale for impairment. We also evaluate properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. We use a discounted future operating cash flow with a risk-adjusted discount rate in determining the fair value of the asset and its related impairment. For the years ended December 31, 2002, December 30, 2003, and December 28, 2004, we recorded impairments of $29.7 million, $3.0 million, and $4.1 million, respectively.

For assets to be held and used, we perform a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the property exceed the carrying amount of the assets of the property in question. If the recoverability test is not met, fair value is determined by comparing the carrying value of the property to its future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management’s projections of the performance of a given property based on its past performance and expected future performance given changes in marketplace, local operations and other factors both in our control and out of our control. Additionally, we review current property appraisals when available to ensure recoverability. Actual results that differ from these estimates can generate material differences in impairment charges recorded and, ultimately, net income or loss in our Consolidated Statements of Operations and the carrying value of properties on our Consolidated Balance Sheets.

ClubCorp, Inc.

Note 7. Current liabilities

Current liabilities consist of the following at year-end (dollars in thousands):

	2003	2004
Accounts payable	$26,791	$23,624
Accrued compensation and employee benefits	31,483	23,233
Other accrued liabilities	14,182	32,990

Accounts payable and accrued liabilities	72,456	79,847

Long-term debt - current portion	32,589	23,220
Membership deposits - current portion	15,447	16,940

Deferred membership revenue	11,042	14,162
Other deferred revenue	17,049	39,984
Property taxes payable	18,931	19,090
Other current liabilities	59,718	56,671

Other liabilities	106,740	129,907

Total current liabilities	$227,232	$249,914

During 2004, we reclassified approximately $21.5 million in deferred revenue from long-term to current related to the 2005 U. S. Open, which will be held at Pinehurst. This reclassification is shown in other deferred revenue above.

ClubCorp, Inc.

Note 8. Long-term debt and lease commitments

Long-term borrowings and lease commitments are summarized below at year end (dollars in thousands):

	2003	2004	Interest Rate	Maturity
Notes payable to financial institutions:
Pacific Life Insurance Corporation	$220,278	$216,815	6.73% to 7.23%	2013
Pacific Life Insurance Corporation	98,875	96,400	6.11% to 8.56%	2010 - 2017
Pacific Life Insurance Corporation	84,276	82,375	2.75% + 30 day LIBOR (4.74% at December 28, 2004)	2006 - 2008
Pacific Life Insurance Corporation	38,652	37,811	3.25% + 30 day LIBOR (5.24% at December 28, 2004)	2006
Pacific Life Insurance Corporation	73,509	72,274	6.61%	2010
Textron Financial Corporation	99,096	86,079	Various fluctuating rates ranging from 5.65% to 9.80% at December 28, 2004	2008
Textron Financial Corporation	28,009	27,226	5.90%	2008
GMAC Commercial Mortgage Company	60,567	59,422	3.75% + 30 day LIBOR (5.74% at December 28, 2004)	2008
California Bank and Trust	2,154	2,041	8.63%	2006
Notes payable to developers and landlords:
Fixed rate	1,488	14,324	8.00% to 9.0%	2005 - 2013
Floating rate	1,800	1,821	4.00% + 30 day LIBOR (5.99% at December 28, 2004)	2008

	708,704	696,588
Other mortgage notes	100	50	8.00%	2005
Capital leases	12,082	11,195

	720,886	707,833
Less current portion	32,589	23,220

	$688,297	$684,613

On June 4, 2003, we completed a major refinancing of our outstanding bank debt. Through the simultaneous completion of three separate mortgage portfolio transactions with a combined notional amount of $617.7 million, we retired the remaining outstanding balance of our $650.0 million senior secured credit facility and a $30.0 million bridge note. In the reporting period ended September 9, 2003, we closed on three additional mortgage loans totaling $40 million. As a result of these transactions, we wrote off $10.6 million in unamortized financing costs related to our previous credit facility in the year ended December 30, 2003. We incurred approximately $13.0 million in new financing costs related to the mortgage financing which are being amortized to expense over the life of the loans. Under our new mortgage portfolio, our debt covenants have become less restrictive. The variable rate portions of the refinanced debt are subject to interest rate floors ranging from 4.25% to 6.00%.

At the beginning of the 2003 fiscal year, we had interest rate swap contracts to pay fixed rates of interest (ranging from 5.25% to 7.21%) and received variable rates of interest based on LIBOR on an aggregate of $225.0 million notional amount of indebtedness that matured during the year ended December 30, 2003. The impact of this hedge activity was recorded at the time the credit facility was refinanced in June 2003.

Interest payments on approximately 57% of the floating portion of our debt are protected by interest rate cap agreements that limit our exposure to rises in interest rates over certain amounts. The aggregate fair market value of all interest rate cap agreements was $286,000 and $8,000 on December 30, 2003 and December 28, 2004, respectively, and is included in other assets on the Consolidated Balance Sheets. We recognized interest expense for the years ended December 30, 2003 and December 28, 2004 of $131,000 and $278,000, respectively, to record the change in fair value of these instruments.

ClubCorp, Inc.

The amounts of our existing long-term debt maturing in each of the five years subsequent to 2004 and thereafter are as follows (dollars in thousands):

Year	Amount
2005	$23,220
2006	73,449
2007	46,410
2008	198,470
2009	10,004
Thereafter	356,280

Total	$707,833

Under the provisions of our debt agreement with Textron Financial Corporation (Textron), we are required to maintain certain debt service coverage ratios at both the portfolio and individual property level. Each of the individual loans has cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. Effective as of June 30, 2004, we obtained an amendment to the debt agreement clarifying a component of the debt service coverage ratio calculation. We may cure a default by obtaining a letter of credit or prepaying the loan.

As of December 28, 2004, the debt service coverage ratio was below the minimum level for three individual properties participating in the loan, thereby causing the entire loan ($56 million principal amount) to be in technical default. We cured the noncompliance by obtaining letters of credit totaling $6.2 million. Additionally, we were out of compliance on a separate promissory note with Textron related to one individual property. Subsequent to year-end, we paid down $1.9 million to bring the property into compliance. This paydown amount has been reclassified to the current portion of long-term debt in the Consolidated Balance Sheet.

The provisions of certain subsidiary lending and lease agreements limit the amount of dividends that may be paid to us. Under the most restrictive of these limitations at December 28, 2004, approximately $17.0 million of retained earnings was restricted from the declaration of dividends to us.

The amount of cash paid for interest in 2002, 2003 and 2004 was approximately $56.6 million, $51.2 million and $49.0 million, respectively.

We lease operating facilities under agreements with terms ranging from 1 to 60 years. These agreements normally provide for minimum rentals plus executory costs. In some cases, we must pay contingent rent generally based on a percentage of gross receipts or positive cash flow as defined in the lease agreements. Future minimum lease payments required at December 28, 2004 under operating leases for buildings and recreational facilities with initial non-cancelable lease terms in excess of one year are as follows (dollars in thousands):

Year	Amount
2005	$18,796
2006	18,000
2007	16,332
2008	15,763
2009	14,247
Thereafter	94,564

Total future minimum payments	$177,702

Total facility rental expense during 2002, 2003 and 2004 was $35.3 million, $33.2 million and $32.0 million, respectively, including contingent rent of $2.3 million, $2.9 million and $3.1 million, respectively.

ClubCorp, Inc.

Note 9. Other liabilities

Other liabilities consist of the following at year-end (dollars in thousands):

	2003	2004
	(Restated)
Deferred membership revenue	$95,667	$80,012
Deferred tax liabilities	25,780	23,894
Investment in joint venture	19,771	—
Insurance reserves	13,725	10,359
Other	22,137	25,357

Total other liabilities	$177,080	$139,622

The equity investment in joint venture has been consolidated under the new guidelines set forth in FIN 46R as of the year ended December 28, 2004 (Note 2).

Note 10. Stockholders’ equity

On December 1, 1999, we sold 9,375,000 shares of common stock and 1,012,500 common stock purchase warrants for a price of $16 per share to affiliates of the Cypress Group. The sale resulted in total proceeds of $150.0 million, net of issuance costs of $6.0 million. Each common stock purchase warrant allows the holder to purchase one share of common stock for $17 per share and is exercisable through 2009. The value of these warrants is included in additional paid-in capital and is not significant to our Consolidated Balance Sheets. During the years ended December 30, 2003 and December 28, 2004, no common stock purchase warrants were exercised. Beginning in October 2004, we are obligated under certain defined conditions to offer to repurchase a portion of their outstanding shares if we are below a defined leverage ratio. During 2004, we were above the stated leverage ratio and were not required to offer to repurchase any shares of common stock during 2004. Furthermore, based on expected future operations, we do not anticipate falling below the stated ratio until at least October 2006.

At our option, we have historically repurchased stock from shareholders when offered for sale to us on a limited basis. The Stockholder’s Agreement with The Cypress Group L.L.C. limits our stock repurchases, without their prior authorization, to $2.5 million per year from Nancy Dedman, Robert H. Dedman, Jr., Patricia Dedman Dietz, and the Dedman Foundation and related trusts in total, $5.0 million per year from certain charitable and non-profit organizations, and $2.5 million per year from all other shareholder groups. The redemption right of the Amended Plan is not limited by this agreement.

ClubCorp, Inc.

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

We evaluate segment performance and allocate resources based in each segment’s EBITDA. We also use EBITDA to monitor our property-level and overall performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and losses on disposals and impairment of assets and includes both continued and discontinued operations. EBITDA for all periods presented has been calculated using this definition. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurements of EBITDA may not be comparable to similar titled measures reported by other companies.

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

ClubCorp, Inc.

Financial information for the segments is as follows (dollars in thousands):

Consolidated Statement of Operations:

	Continuing Operations
	2002	2003	2004
Country Club and Golf Facilities:
Operating revenues	$482,057	$486,137	$509,635
Operating costs and expenses (1)	389,540	383,998	400,246
Depreciation and amortization	46,455	49,777	49,597

Operating income	$46,062	$52,362	$59,792
EBITDA	$92,517	$102,139	$109,389

Resorts:
Operating revenues	$195,070	$196,887	$209,893
Operating costs and expenses (1)	150,385	152,625	163,060
Depreciation and amortization	16,748	17,483	16,642

Operating income	$27,937	$26,779	$30,191
EBITDA	$44,685	$44,262	$46,833

Business and sports clubs:
Operating revenues	$206,701	$202,960	$210,992
Operating costs and expenses (1)	179,862	175,571	181,743
Depreciation and amortization	10,841	10,573	13,701

Operating income	$15,998	$16,816	$15,548
EBITDA	$26,839	$27,389	$29,249

Other operations and services:
Operating revenues	$38,012	$12,098	$13,570
Operating costs and expenses (1)	99,344	63,061	47,954
Depreciation and amortization	15,251	14,942	10,679

Operating loss	$(76,583)	$(65,905)	$(45,063)
EBITDA	$(61,332)	$(50,963)	$(34,384)

Consolidated Operations:
Operating revenues	$921,840	$898,082	$944,090
Operating costs and expenses (1)	819,131	775,255	793,003
Depreciation and amortization	89,295	92,775	90,619

Operating income	$13,414	$30,052	$60,468
EBITDA	$102,709	$122,827	$151,087

(1) Includes selling, general and administrative expenses.

Reconciliation to loss before income taxes and minority interest:
EBITDA	$102,709	$122,827	$151,087
Depreciation and amortization	89,295	92,775	90,619
Loss on disposals and impairment of assets	(27,943)	(8,178)	(6,560)
Interest and investment income	1,794	1,253	2,015
Interest expense and financing costs	(61,812)	(74,201)	(59,589)

Loss from operations before income taxes and minority interest	$(74,547)	$(51,074)	$(3,666)

ClubCorp, Inc.

Consolidated Statement of Operations:

	Discontinued Operations
	2002	2003	2004
Country Club and Golf Facilities:
Operating revenues	$36,537	$6,076	$—
Operating costs and expenses (1)	34,030	5,597	6
Depreciation and amortization	3,203	427	—

Operating income (loss)	$(696)	$52	$(6)
EBITDA	$2,507	$479	$(6)

Resorts:
Operating revenues	$362	$—	$—
Operating costs and expenses (1)	9	—	—
Depreciation and amortization	—	—	—

Operating income	$353	$—	$—
EBITDA	$353	$—	$—

Business and sports clubs:
Operating revenues	$29,033	$19,441	$12,480
Operating costs and expenses (1)	28,112	19,322	11,410
Depreciation and amortization	1,850	1,184	503

Operating income (loss)	$(929)	$(1,065)	$567
EBITDA	$921	$119	$1,070

Other operations and services:
Operating revenues	$3,673	$—	$—
Operating costs and expenses (1)	3,450	—	13
Depreciation and amortization	(279)	—	—

Operating income (loss)	$502	$—	$(13)
EBITDA	$223	$—	$(13)

Consolidated Operations:
Operating revenues	$69,605	$25,517	$12,480
Operating costs and expenses (1)	65,601	24,919	11,429
Depreciation and amortization	4,774	1,611	503

Operating income (loss)	$(770)	$(1,013)	$548
EBITDA	$4,004	$598	$1,051

(1) Includes selling, general and administrative expenses.

Reconciliation to income (loss) before income taxes and minority interest:
EBITDA	$4,004	$598	$1,051
Depreciation and amortization	4,774	1,611	503
Gain (loss) on disposals and impairment of assets	(18,838)	6,973	(1,591)
Interest and investment income	4	—	—
Interest expense and financing costs	(1,197)	(856)	(737)

Income (loss) from operations before income taxes and minority interest	$(20,801)	$5,104	$(1,780)

ClubCorp, Inc.

Consolidated Statement of Operations:

	Total Company
	2002	2003	2004
Country Club and Golf Facilities:
Operating revenues	$518,594	$492,213	$509,635
Operating costs and expenses (1)	423,570	389,595	400,252
Depreciation and amortization	49,658	50,204	49,597

Operating income	$45,366	$52,414	$59,786
EBITDA	$95,024	$102,618	$109,383

Resorts:
Operating revenues	$195,432	$196,887	$209,893
Operating costs and expenses (1)	150,394	152,625	163,060
Depreciation and amortization	16,748	17,483	16,642

Operating income	$28,290	$26,779	$30,191
EBITDA	$45,038	$44,262	$46,833

Business and sports clubs:
Operating revenues	$235,734	$222,401	$223,472
Operating costs and expenses (1)	207,974	194,893	193,153
Depreciation and amortization	12,691	11,757	14,204

Operating income	$15,069	$15,751	$16,115
EBITDA	$27,760	$27,508	$30,319

Other operations and services:
Operating revenues	$41,685	$12,098	$13,570
Operating costs and expenses (1)	102,794	63,061	47,967
Depreciation and amortization	14,972	14,942	10,679

Operating loss	$(76,081)	$(65,905)	$(45,076)
EBITDA	$(61,109)	$(50,963)	$(34,397)

Consolidated Operations:
Operating revenues	$991,445	$923,599	$956,570
Operating costs and expenses (1)	884,732	800,174	804,432
Depreciation and amortization	94,069	94,386	91,122

Operating income	$12,644	$29,039	$61,016
EBITDA	$106,713	$123,425	$152,138

(1) Includes selling, general and administrative expenses.

Reconciliation to loss before income taxes and minority interest:
EBITDA	$106,713	$123,425	$152,138
Depreciation and amortization	94,069	94,386	91,122
Loss on disposals and impairment of assets	(46,781)	(1,205)	(8,151)
Interest and investment income	1,798	1,253	2,015
Interest expense and financing costs	(63,009)	(75,057)	(60,326)

Loss from operations before income taxes and minority interest	$(95,348)	$(45,970)	$(5,446)

ClubCorp, Inc.

Continued Segment Information

Consolidated Balance Sheet:

	2003	2004
	(Restated)
Total assets:
Country club and golf facilities	$1,217,234	$1,152,352
Business and sports clubs	116,343	100,018
Resorts	541,091	557,866

Total assets for reportable segments	1,874,668	1,810,236
Other operations and services (1)	(346,014)	(292,251)

Consolidated total assets	$1,528,654	$1,517,985

(1)	For purposes of this table, we have not allocated intercompany eliminations to all the segments. All of these eliminations will show in other operations and services. This then results in a negative asset balance.

Note 12. Benefit plans

We maintain an employee stock ownership plan, known as the ClubCorp Employee Stock Ownership Plan (the “Plan”). Eligible employees have the opportunity to invest between 1% to 6% of their pretax compensation in the Plan, subject to certain limitations. Participant contributions are matched 20% on a quarterly basis with an option at year end for an additional discretionary match by the company. The matching contribution vests over six years. Participants may elect to diversify a portion of their account assets upon meeting certain age and participation requirements. In addition, upon termination, retirement or permanent disability, a participant or beneficiary may demand distribution of our common stock in lieu of cash. All of the assets of the Plan are invested in our common stock, except for temporary investments of cash.

As a means of providing liquidity to the trustees, we have provided the trustees a limited put right (the “Redemption Right”) to cause us to redeem common stock, held in trust on behalf of the Plan, at the most recent fair market value as necessary to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the trustees, although we have repurchased common stock into treasury from certain stockholders. We do not expect that the Redemption Right will be exercised to a significant extent in 2005. The Plan held 4,106,488 and 4,106,145 shares at December 30, 2003 and December 28, 2004, respectively. The shares are valued at the most recent appraised value ($9.30 and $11.49 at December 30, 2003 and December 28, 2004, respectively) as necessary in order to meet the requirements of the Employee Retirement Income Security Act and the Plan. Accordingly, we have reclassified the redemption value of our common stock held by the Plan out of stockholders’ equity in the accompanying Consolidated Balance Sheets and changes in the redemption value have been charged to retained earnings.

We maintain a second qualified contributory plan for all eligible employees of certain domestic subsidiaries. This Plan allows participants to invest up to 50% of their pretax compensation among eleven investment fund options, subject to certain limitations.

We also maintain a defined pension plan for one of our properties. For the years ended December 30, 2003 and December 28, 2004, we have a liability recorded related to unfunded obligations of $3.6 million and $3.7 million, respectively, and other comprehensive loss of $3.4 million and $4.3 million, respectively. We have recorded pension expense related to the pension plan of $0.8 million and $1.0 million for the years ended December 30, 2003 and December 28, 2004, respectively. The accumulated benefit obligation for the plan was $19.4 million and $22.0 million at December 30, 2003 and December 28, 2004, respectively. The fair value of the plan assets as of December 30, 2003 and December 28, 2004 was $15.8 million and $18.2 million, respectively. We have not included the required disclosures under SFAS No. 132R, as the plan is not significant to our overall consolidated financial statements.

The ClubCorp, Inc. Executive Stock Option Plan was adopted August 31, 1995. In February 2000, we transferred substantially all of the remaining available shares in this plan to the Omnibus Stock Plan. In August 2003, we transferred the remaining available shares in this plan to the Omnibus Stock Plan, discussed below. The outstanding options previously

ClubCorp, Inc.

granted under this plan remain outstanding and fully vest 120 days prior to their expiration date. The plan provides for accelerated vesting, not to exceed 10% per year, if the employee maintains a certain performance level as defined in the plan. In 2004, certain employees are required to maintain a minimum ownership level of company stock holdings, as set forth in the plan, to sell stock acquired from exercised options. In 2005, this requirement is limited to members of the operations committee. At December 28, 2004, there were options outstanding to acquire 496,500 shares of common stock under this plan, of which options to acquire 493,300 shares of common stock were exercisable.

We apply APB 25 in accounting for the option plans; therefore, no compensation expense has been recognized for options that have been granted to employees. In accordance with the requirements of SFAS 123, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions for the 2002, 2003 and 2004 grants: risk-free weighted average interest rates of 4.9%, 4.1% and 4.5% respectively, an expected volatility of 40%, an expected life of ten years and zero dividend yield. The summary of the status of the options outstanding at year-end 2002, 2003 and 2004 and changes during the fiscal years is as follows:

Summary of Option Activity:

	Shares	Average Exercise Price

Outstanding at December 25, 2001	6,050,448	$13.43
Granted	1,384,300	$12.00
Forfeited	(1,132,991)	$12.87
Exercised	—	$—

Outstanding at December 31, 2002	6,301,757	$13.79

Granted	4,693,586	$9.12
Forfeited	(3,980,464)	$14.50
Exercised	—	$—

Outstanding at December 30, 2003	7,014,879	$10.25

Granted	692,750	$11.38
Forfeited	(817,351)	$10.79
Exercised	—	$—

Outstanding at December 28, 2004	6,890,278	$10.27

Detail of Options Exercisable:

	2002	2003	2004
Number of options	3,302,980	1,242,515	1,581,029
Weighted average exercise price	$13.63	$12.70	$11.83
Weighted average fair value of options granted during the year	$7.19	$4.70	$6.69

The range of exercise prices for options outstanding at December 28, 2004 is $8.60 to $17.71.

During the year ended December 30, 2003, we allowed employees with options issued prior to 2002 to forfeit those options and later be issued the same number of options six months and several days later at the then current stock price. This resulted in employees forfeiting options to acquire approximately 3.6 million shares of common stock in March 2003. On September 19, 2003, the Company granted options to acquire approximately 3.1 million shares of common stock to eligible employees with an exercise price of $9.30 per share. All of these options were fully vested as of March 19, 2005. In accordance with APB 25, we did not recognize any additional compensation cost associated with the grant of these options.

ClubCorp, Inc.

Note 13. Related Party Transactions

Robert H. Dedman, Sr. passed away on August 20, 2002. At the time of his death, Mr. Dedman owned 43,113,993 shares of common stock (or approximately 46.0% of our outstanding common stock at that time) as community property with Mrs. Dedman. Pursuant to Texas law, Robert H. Dedman, Jr. and Mrs. Dedman were qualified as executors of Mr. Dedman’s estate upon issuance of Letters Testamentary. Pending administration and distribution of Mr. Dedman’s estate, Robert H. Dedman. Jr. and Mrs. Dedman, as the executors of Mr. Dedman’s estate, may be deemed to have shared voting power with respect to the shares beneficially owned by Mr. Dedman’s estate. Mrs. Dedman has sole voting and investment power over the shares of our common stock that comprise her community property interest in the shares owned by Mr. Dedman at his death. In his Last Will and Testament, Mr. Dedman gifted the remaining common stock (or approximately 22% of our common stock) to the Nancy M. Dedman Trust and approximately 1% of our common stock to various other beneficiaries. Mrs. Dedman and Robert H. Dedman, Jr. will be trustees under the trust and will have shared voting power over the common stock held in the trust. At December 28, 2004, 17,470,337 shares remained in the Robert H. Dedman, Sr. estate trust.

During 1999, we sold 9,375,000 shares of common stock and warrants to acquire 1,012,500 shares of common stock to The Cypress Group. Beginning in October 2004, we are obligated under certain defined conditions to offer to repurchase a portion of the outstanding shares if we are below a defined leverage ratio. Based on the calculation, we are above the stated leverage ratio and were not required to offer to repurchase any shares during 2004 (Note 10).

Note 14. Contingencies

Included in results for other operations and services for the year ended December 28, 2004 is a charge of $5.2 million to cover the estimated settlement of an outstanding lawsuit related to one of our former properties (we previously charged $1.0 million related to this lawsuit) as well as established an escrow of $5.7 million. We settled the lawsuit for $5.9 million. The escrow was released and $0.3 million remaining accrual was reversed. We also received a $5.0 million ($3.4 million net of legal costs) recovery of costs in a matter related to this lawsuit that was settled out of court and recorded as a recovery of previously accrued expenses. During the year ended December 30, 2003 we recorded charges totaling $4.1 million related to three lawsuits to cover settlement charges.

ClubCorp, Inc.

Note 15. Income taxes

Loss before income taxes and minority interest consists of the following, including continuing and discontinued operations (dollars in thousands):

	2002	2003	2004
Domestic	$(92,014)	$(46,024)	$(5,250)
Foreign	(3,334)	54	(196)

	$(95,348)	$(45,970)	$(5,446)

The income tax (provision) benefit consists of the following, including continuing and discontinued operations (dollars in thousands):

	2002	2003	2004
Federal
Current	$3,230	$—	$225
Deferred	32,605	(52,539)	1,886

Total Federal	35,835	(52,539)	2,111
State and Foreign	(3,182)	(7,035)	(3,259)

	$32,653	$(59,574)	$(1,148)

Cash paid for state and foreign income taxes was $3.1 million, $7.0 million and $2.9 million for the years ended December 31, 2002, December 30, 2003, and December 28, 2004, respectively. Income taxes for discontinued operations are comprised solely of a portion of the state and foreign total above.

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and actual income tax (provision) benefit as reflected in the accompanying Consolidated Statements of Operations are as follows (dollars in thousands):

	2002	2003	2004
Expected Federal income tax benefit	$33,372	$15,977	$1,906
Effect of consolidated operations and income taxes of foreign and other entities not consolidated for Federal tax purposes	(1,167)	—	(69)
State and foreign taxes, net of Federal benefit	(2,397)	(5,159)	(2,613)
Change in valuation allowance for net operating loss carryforwards	—	(65,000)	33,832
Expiration of net operating loss carryforwards	—	—	(33,775)
Other, net	2,845	(5,392)	(429)

Actual Federal income tax (provision) benefit	$32,653	$(59,574)	$(1,148)

ClubCorp, Inc.

We had the following loss carryforwards available at December 28, 2004, which are available to offset future taxable income (dollars in thousands):

Type of Carryforward	Gross Amount	Net Amount (before allowance)	Valuation Allowance	Net Amount in Deferred Tax Asset	Expiration Dates (in years)
Regular tax operating loss	$656,479	$229,768	$149,334	$80,434	2005 - 2024

AMT net operating loss	$363,579	—	$—	$—	2007 - 2024

Capital loss	$24,351	$8,523	$8,523	$—	2006

Since 1996, ClubCorp has recorded a deferred tax asset related to regular tax NOL carryforwards available for its use. The amount, calculated as 35% of the regular net operating loss carryforward above, is netted against deferred tax liabilities and classified as Other Assets or Other Liabilities in our Consolidated Balance Sheets. Each year, or when significant changes in our financial situation occur, we perform a valuation allowance analysis to determine the future recoverability of the asset. Historically, our analysis has been based on a future taxable income forecast utilizing past trends as well as future plans and predictions about our business.

We have recorded taxable losses in each of the last five fiscal years including the year ended December 28, 2004. In accordance with guidance in SFAS No. 109 and industry practice, because we have a pattern of taxable losses, we can not overcome that pattern and assume that we will have future taxable income. Therefore, we use more objective evidence in our evaluation, basing our analysis solely on carrybacks and future reversals of existing taxable temporary differences, as well as certain tax planning strategies. In 2003, we recorded a charge to operations of $65 million to write down the value of our NOLs to a balance of $77 million. In 2004, approximately $96 million of our gross NOL balance expired unused. The balance of our valuation allowance in 2003 anticipated this expiration and therefore, in 2004, no charge was recorded to operations and a corresponding adjustment was made to the valuation allowance.

The components of the deferred tax assets and deferred tax liabilities at December 30, 2003 and December 28, 2004 are as follows (dollars in thousands):

	2003	2004
	(Restated)
Deferred tax assets:
Regular tax operating loss carryforwards	$245,039	$229,768
Capital loss carryforwards	8,523	8,523
Other	35,783	31,866

Total gross deferred tax assets	289,345	270,157
Valuation allowance for regular tax NOLs	(168,411)	(149,334)
Valuation allowance for capital losses	(8,523)	(8,523)

	112,411	112,300
Deferred tax liabilities:
Property and equipment	5,204	1,696
Discounts on membership deposits and acquired notes	115,546	120,012
Other	17,441	14,486

Total gross deferred tax liabilities	138,191	136,194

Net deferred tax liability	$(25,780)	$(23,894)

ClubCorp, Inc.

Note 16. Selected quarterly financial data (unaudited)

Operations for the first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks for fiscal years 2003 and 2004.

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

	Quarters
	First	Second	Third	Fourth
Fiscal Year 2003

Operating revenues	$181,404	$233,800	$223,113	$285,282

Income (loss) before income taxes and minority interest	$(25,054)	$1,745	$(7,558)	$(15,103)

Net loss	$(17,036)	$(940)	$(8,437)	$(78,833)

Basic and diluted loss per share	$(0.18)	$(0.01)	$(0.09)	$(0.84)

Fiscal Year 2004

Operating revenues	$184,967	$241,923	$222,482	$307,198

Income (loss) before income taxes and minority interest	$(17,531)	$8,746	$1,144	$2,195

Net income (loss)	$(19,063)	$8,312	$397	$4,112

Basic and diluted income (loss) per share	$(0.20)	$0.09	$0.00	$0.04

Included in the fourth quarter of 2003 is a tax charge of $65.0 million related to an adjustment in our valuation allowance on deferred tax assets (Note 15).

ClubCorp, Inc.

Note 17. Restatement of Prior Financial Information

In connection with a review of our accounting treatment for leases and depreciation of related leasehold improvements, we determined that we previously utilized incorrect amortization lives for certain of our leasehold improvements. We have since modified the lives of these leasehold improvements to correct this issue. Although we do not consider that these errors resulted in material misstatement of our consolidated financial statements for any previously reported period, the effect of correcting the errors in the aggregate were material to our beginning equity balance for 2004. Therefore, we have restated our Consolidated Balance Sheets for all periods presented.

The primary impact of the restatement is an accelerated amortization for leasehold improvements that are the subject of our leases. The restatement adjustments resulted in a decrease in beginning retained earnings for both 2002 and 2003 of $11.5 million, a decrease in net property and equipment of $17.7 million in 2003 and a decrease in the deferred tax liability of $6.2 million in 2003. The adjustments did not have a significant impact on our 2002 or 2003 Consolidated Statements of Operations. Accordingly, they have not been adjusted from amounts previously reported. In addition, the corrections are all non-cash in nature and thus will have no impact on our cash flows, cash position, revenues, same store sales, or covenants under our credit facilities or other debt instruments.

As a result of this change, our financial results have been adjusted as follows (dollars in thousands):

	2003	2003
	Reported (1)	Restated
Property and equipment, net	$1,184,383	$1,166,649
Other liabilities	183,287	177,080
Total stockholders’ equity	291,137	279,610

(1)	Reported amounts include reclassifications for discontinued operations treatment in 2004 and other reclassifications to conform with the current year presentation.

ANNEX A

LIST OF FACILITIES

Property	Location		Business Type	Ownership
Country Club & Golf Facilities
Diamante Country Club	Hot Springs Village	AR.	Private Country Club	Joint Venture
Gainey Ranch Country Club	Scottsdale	AZ.	Private Country Club	Owned
Braemar Country Club	Tarzana	CA.	Private Country Club	Owned
Canyon Crest Country Club	Riverside	CA.	Private Country Club	Owned
Coto de Caza Golf & Racquet Club	Coto de Caza	CA.	Private Country Club	Owned
Crow Canyon Country Club	Danville	CA.	Private Country Club	Owned
Desert Falls Country Club	Palm Desert	CA.	Private Country Club	Owned
Granite Bay Golf Club	Granite Bay	CA.	Private Country Club	Joint Venture
Indian Wells Country Club	Indian Wells	CA.	Private Country Club	Owned
Mission Hills Country Club	Rancho Mirage	CA.	Private Country Club	Owned
Morgan Run Resort & Club	Rancho Santa Fe	CA.	Private Country Club	Joint Venture
Porter Valley Country Club	Northridge	CA.	Private Country Club	Owned
Shadowridge Country Club	Vista	CA.	Private Country Club	Owned
Spring Valley Lake Country Club	Victorville	CA.	Private Country Club	Owned
Stoneridge Country Club	Poway	CA.	Private Country Club	Managed
Aspen Glen Golf Company	Carbondale	CO.	Private Country Club	Owned
Countryside Country Club	Clearwater	FL.	Private Country Club	Owned
Deercreek Country Club	Jacksonville	FL.	Private Country Club	Owned
East Lake Woodlands Country Club	Oldsmar	FL.	Private Country Club	Owned
Hunter’s Green Country Club	Tampa	FL.	Private Country Club	Owned
Monarch Country Club	Palm City	FL.	Private Country Club	Joint Venture
Tampa Palms Golf & Country Club	Tampa	FL.	Private Country Club	Owned
Eagle’s Landing Country Club	Stockbridge	GA.	Private Country Club	Owned
Laurel Springs Golf Club	Suwanee	GA.	Private Country Club	Joint Venture
Northwood Country Club	Lawrenceville	GA.	Private Country Club	Owned
Knollwood Country Club	Granger	IN.	Private Country Club	Owned
Crestview Country Club	Wichita	KS.	Private Country Club	Managed
Nicklaus Golf Club at LionsGate	Overland	KS.	Private Country Club	Joint Venture
Southern Trace Country Club	Shreveport	LA.	Private Country Club	Owned
Ipswich Country Club	Ipswich	MA.	Private Country Club	Owned
Oak Pointe Country Club	Brighton	MI.	Private Country Club	Owned
Canyon Gate Country Club	Las Vegas	NV.	Private Country Club	Owned
Firestone Country Club	Akron	OH.	Private Country Club	Owned
Quail Hollow Country Club	Painesville	OH.	Private Country Club	Owned
Silver Lake Country Club	Silver Lake	OH.	Private Country Club	Managed
Greens Country Club	Oklahoma City	OK.	Private Country Club	Owned
Diamond Run Golf Club	Sewickley	PA.	Private Country Club	Owned
Treesdale Golf & Country Club	Gibsonia	PA.	Private Country Club	Owned
Country Club of Hilton Head	Hilton Head	SC.	Private Country Club	Owned
Woodside Plantation Country Club	Aiken	SC.	Private Country Club	Owned
April Sound Country Club	Montgomery	TX.	Private Country Club	Owned
Atascocita Country Club	Humble	TX.	Private Country Club	Owned
Bay Oaks Country Club	Houston	TX.	Private Country Club	Owned
Brookhaven Country Club	Dallas	TX.	Private Country Club	Owned
Canyon Creek Country Club	Richardson	TX.	Private Country Club	Owned
Club at Cimarron	Mission	TX.	Private Country Club	Owned
Fair Oaks Ranch & Country Club	Fair Oaks Ranch	TX.	Private Country Club	Owned
Falcon Point Club	Katy	TX.	Private Country Club	Owned
Gleneagles Country Club	Plano	TX.	Private Country Club	Owned
Hackberry Creek Country Club	Irving	TX.	Private Country Club	Owned
Hearthstone Country Club	Houston	TX.	Private Country Club	Owned

ANNEX A

LIST OF FACILITIES

Property	Location		Business Type	Ownership
The Hills Country Club at Lakeway	Austin	TX.	Private Country Club	Owned
Kingwood Country Club	Kingwood	TX.	Private Country Club	Owned
Las Colinas Country Club	Irving	TX.	Private Country Club	Owned
Lost Creek Country Club	Austin	TX.	Private Country Club	Owned
Oakmont Country Club	Corinth	TX.	Private Country Club	Owned
Ranch Country Club	McKinney	TX.	Private Country Club	Owned
Shady Valley Country Club	Arlington	TX.	Private Country Club	Owned
Stonebriar Country Club	Frisco	TX.	Private Country Club	Joint Venture
Stonebridge Country Club	McKinney	TX.	Private Country Club	Owned
Timarron Country Club	Southlake	TX.	Private Country Club	Owned
Trophy Club Country Club	Trophy Club	TX.	Private Country Club	Owned
Walnut Creek Country Club	Mansfield	TX.	Private Country Club	Owned
Wildflower Country Club	Temple	TX.	Private Country Club	Owned
Willow Creek Golf Club	Spring	TX.	Private Country Club	Leased
Greenbrier Country Club	Chesapeake	VA.	Private Country Club	Owned
Piedmont Golf Club	Haymarket	VA.	Private Country Club	Owned
River Creek Country Club	Leesburg	VA.	Private Country Club	Owned
Stonehenge Golf & Country Club	Richmond	VA.	Private Country Club	Owned
Vista Vallarta Club de Golf	Puerto Vallarta, Mexico		Private Country Club	Joint Venture
Marina Vallarta Club de Golf	Puerto Vallarta, Mexico		Private Country Club	Owned
Macquarie Links International Golf Club	Sydney, Australia		Private Country Club	Owned
Debary Golf & Country Club	Debary	FL.	Semi-Private Golf Club	Owned
Haile Plantation Golf & Country Club	Gainesville	FL.	Semi-Private Golf Club	Joint Venture
Queens Harbour Country Club	Jacksonville	FL.	Semi-Private Golf Club	Owned
Nicklaus Golf Club at BirchRiver	Dahlonega	GA.	Semi-Private Golf Club	Joint Venture
Trophy Club of Gwinnett	Snellville	GA.	Semi-Private Golf Club	Owned
The Currituck Club	Corolla	NC.	Semi-Private Golf Club	Leased
Devil’s Ridge Golf Club	Holly Springs	NC.	Semi-Private Golf Club	Owned
Lochmere Golf Club	Cary	NC.	Semi-Private Golf Club	Owned
Nags Head Golf Links	Nags Head	NC.	Semi-Private Golf Club	Owned
The Neuse Golf Club	Clayton	NC.	Semi-Private Golf Club	Owned
Golden Bear Golf Club at Indigo Run	Hilton Head	SC.	Semi-Private Golf Club	Owned
Live Oak Golf Club	Austin	TX.	Semi-Private Golf Club	Owned
Yaupon Golf Club	Austin	TX.	Semi-Private Golf Club	Owned
Lakelands Golf Club	Gold Coast, Australia		Semi-Private Golf Club	Owned
Links at Port Douglas Golf Club	Port Douglas, Australia		Semi-Private Golf Club	Leased
North Lakes Golf Club	Brisbane, Australia		Semi-Private Golf Club	Owned
Isla Maya Golf Club	Cozumel, Mexico		Semi-Private Golf Club	Joint Venture
Airways Municipal Golf Course	Fresno	CA.	Public Golf	Leased
Aliso Viejo Golf Club	Fresno	CA.	Public Golf	Owned
Empire Ranch Golf Club	Folsom	CA.	Public Golf	Leased
Teal Bend Golf Club	Sacramento	CA.	Public Golf	Leased
Turkey Creek Golf Club	Lincoln	CA.	Public Golf	Leased
Bear’s Best Atlanta	Atlanta	GA.	Public Golf	Joint Venture
Eagle Ridge Golf Club	Summerfield	FL.	Public Golf	Managed
The Preserve Golf Club	Dunnellon	FL.	Public Golf	Managed
Bear’s Best Las Vegas	Las Vegas	NV.	Public Golf	Joint Venture
Bear Creek Golf Club	DFW Airport	TX.	Public Golf	Leased

Resorts
Pinehurst Resort & Country Club	Pinehurst	NC.	Resorts	Owned
Barton Creek Resort	Austin	TX.	Resorts	Owned
The Homestead	Hot Springs	VA.	Resorts	Owned

ANNEX A

LIST OF FACILITIES

Property	Location		Business Type	Ownership
Business & Sports Clubs
Capital City Club - Montgomery	Montgomery	AL.	Business	Leased
Heritage Club	Huntsville	AL.	Business	Leased
Summit Club	Birmingham	AL.	Business	Leased
Center Club - Costa Mesa	Costa Mesa	AZ	Business	Leased
City Club on Bunker Hill	Los Angeles	CA.	Business	Leased
University Club Atop Symphony Towers	San Diego	CA.	Business	Leased
Centre Club - Tampa	Tampa	FL.	Business	Leased
Governors Club	West Palm Beach	FL.	Business	Leased
Tower Club - Ft. Lauderdale	Ft. Lauderdale	FL.	Business	Leased
University Club at Florida State University	Tallahassee	FL.	Business	Joint Venture
Buckhead Club	Atlanta	GA.	Business	Leased
First City Club	Savannah	GA.	Business	Leased
One Ninety One Club	Atlanta	GA.	Business	Leased
Plaza Club - Hawaii	Honolulu	HI.	Business	Leased
410 Club & Conference Center	Chicago	IL.	Business	Managed
Chicago Mercantile Exchange Club	Chicago	IL.	Business	Managed
Metropolitan Club - Chicago	Chicago	IL.	Business	Leased
Plaza Club - Chicago	Chicago	IL.	Business	Leased
Skyline Club - Indianapolis	Indianapolis	IN.	Business	Leased
Boston College Club	Boston	MA.	Business	Leased
Renaissance Club - Detroit	Detroit	MI.	Business	Leased
Skyline Club - Southfield	Southfield	MI.	Business	Leased
University Club of Jackson	Jackson	MS.	Business	Leased
Capital City Club - Raleigh	Raleigh	NC.	Business	Leased
Cardinal Club	Raleigh	NC.	Business	Leased
Carolina Club	Chapel Hill	NC.	Business	Managed
Piedmont Club	Winston-Salem	NC	Business	Leased
Bankers Club - Cincinnati	Cincinnati	OH.	Business	Leased
Shoreby Club	Bratenahl	OH.	Business	Managed
Pyramid Club	Philadelphia	PA.	Business	Leased
Capital City Club - Columbia	Columbia	SC.	Business	Leased
Commerce Club	Greenville	SC.	Business	Leased
Harbour Club	Charleston	SC.	Business	Leased
Club Le Conte	Knoxville	TN.	Business	Leased
Crescent Club	Memphis	TN.	Business	Leased
Nashville City Club	Nashville	TN.	Business	Managed
La Cima Club	Irving	TX.	Business	Leased
Plaza Club - Houston	Houston	TX.	Business	Leased
Plaza Club - San Antonio	San Antonio	TX.	Business	Leased
Tower Club - Dallas	Dallas	TX.	Business	Leased
University of Texas Club	Austin	TX.	Business	Leased
Tower Club - Tysons Corner	Vienna	VA.	Business	Leased
Town Point Club	Norfolk	VA.	Business	Leased
Columbia Tower Club	Seattle	WA.	Business	Leased
City Club of Washington	Washington	DC.	Business	Leased
Club at Franklin Square	Washington	DC.	Business	Leased
Capital Club	Beijing, China		Business	Joint Venture
Silicon Valley Capital Club	Fairfield	CA.	Business/Sports	Leased
Citrus Club	Orlando	FL.	Business/Sports	Leased
University Club of Jacksonville	Jacksonville	FL.	Business/Sports	Leased
Fairlane Club	Dearborn	MI.	Business/Sports	Managed

ANNEX A

LIST OF FACILITIES

Property	Location		Business Type	Ownership
Capital Club - Columbus	Columbus	OH.	Business/Sports	Leased
Club at Society Center	Cleveland	OH.	Business/Sports	Leased
Dayton Racquet Club	Cleveland	OH.	Business/Sports	Leased
Rivers Club	Pittsburgh	PA.	Business/Sports	Leased
Greenspoint Club	Houston	TX.	Business/Sports	Owned
Houston Center Club	Houston	TX.	Business/Sports	Leased
Houston City Club	Houston	TX.	Business/Sports	Leased
Houston Metropolitan Racquet Club	Houston	TX.	Business/Sports	Leased
University Club of Houston	Houston	TX.	Business/Sports	Leased
Westlake Club	Houston	TX.	Business/Sports	Leased
San Francisco Tennis Club	Fairfield	CA.	Sports Club	Owned
Cardio Fitness	Chicago	IL.	Sports Club	Leased
Athletic & Swim Club	New York	NY.	Sports Club	Leased
Le Club	Milwaukee	WI.	Sports Club	Owned