Form 10-Q
period 2005-03-22
CLUBCORP INC
filed 2005-05-05
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 22, 2005

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers 33-89818, 33-96568, 333-08041, 333-57107, 333-52612 and 333-110521

CLUBCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2778488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s common stock outstanding as of May 5, 2005 was 93,379,080.

CLUBCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ClubCorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	December 28, 2004	March 22, 2005
Assets

Current assets:
Cash and cash equivalents	$96,180	$120,672
Restricted cash	28,742	28,742
Membership and other receivables, net	71,372	58,315
Inventories	19,807	21,832
Prepaid expenses and other assets	29,387	30,614

Total current assets	245,488	260,175

Property and equipment, net	1,141,584	1,138,757
Notes receivable	43,436	41,334
Other assets	87,477	83,336

Total assets	$1,517,985	$1,523,602

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$79,847	$77,237
Long-term debt - current portion	23,220	24,713
Membership deposits - current portion	16,940	18,417
Other liabilities	129,907	150,855

Total current liabilities	249,914	271,222

Long-term debt, net of current portion	684,613	679,992
Other liabilities	139,622	138,020
Membership deposits, net of current portion	136,776	138,961

Total liabilities	1,210,925	1,228,195

Redemption value of common stock held by benefit plan	47,180	51,327

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued and 93,379,080 outstanding at December 28, 2004 and March 22, 2005	996	996
Additional paid-in capital	161,672	161,672
Accumulated other comprehensive loss	(7,013)	(6,711)
Retained earnings	168,582	152,480
Treasury stock, 6,215,328 shares at December 28, 2004 and March 22, 2005	(64,357)	(64,357)

Total stockholders’ equity	259,880	244,080

Total liabilities and stockholders’ equity	$1,517,985	$1,523,602

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 23, 2004	March 22, 2005
Operating revenues	$181,548	$190,753

Operating costs and expenses	147,153	153,956
Depreciation and amortization	20,604	19,516
Selling, general and administrative expenses	16,670	15,045
Loss on disposals and impairment of assets	788	28

Operating income (loss) from continuing operations	(3,667)	2,208

Interest and investment income	381	771
Interest expense	(13,941)	(14,153)

Loss from continuing operations before income taxes and minority interest	(17,227)	(11,174)

Income tax provision	(1,320)	(632)
Minority interest	(157)	(150)

Loss from continuing operations	(18,704)	(11,956)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(305)	10
Income tax provision	(54)	(9)

Income (loss) from discontinued operations	(359)	1

Net loss	$(19,063)	$(11,955)

Basic and diluted income (loss) per share from:
Continuing operations	$(0.20)	$(0.13)
Discontinued operations	(0.00)	0.00

Basic and diluted loss per share	$(0.20)	$(0.13)

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Twelve Weeks Ended
	March 23, 2004	March 22, 2005
Cash flows from operating activities:
Net loss	$(19,063)	$(11,955)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	20,813	19,518
Loss on disposals and impairment of assets	788	42
Amortization of discount on membership deposits	2,693	3,285
Net change in deferred income taxes	655	—
Net change in real estate held for sale	132	184
Net change in membership and other receivables, net	20,853	12,879
Net change in accounts payable and accrued liabilities	(14,866)	(5,875)
Net change in deferred income and other liabilities	8,449	17,846
Net change in deferred membership revenues	4,332	3,309
Other	(1,181)	(243)

Cash flows from operating activities	23,605	38,990

Cash flows from investing activities:
Additions to property and equipment	(7,197)	(8,876)
Acquisition of facilities	—	(1,974)
Development of real estate held for sale	(626)	(1,241)
Net change in notes receivable	560	2,100
Other	1,961	411

Cash flows from investing activities	(5,302)	(9,580)

Cash flows from financing activities:
Repayments of long-term debt	(11,900)	(5,295)
Change in membership deposits	425	377
Treasury stock transactions	(5)	—

Cash flows from financing activities	(11,480)	(4,918)

Net change in cash and cash equivalents	6,823	24,492
Cash and cash equivalents at beginning of period	67,920	96,180

Cash and cash equivalents at end of period	$74,743	$120,672

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

Interim presentation

The accompanying Condensed Consolidated Financial Statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted from the accompanying statements. We believe the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of ClubCorp for the year ended December 28, 2004, which are a part of ClubCorp’s 2004 Form 10-K.

In our opinion, the accompanying Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the consolidated financial position of ClubCorp as of March 22, 2005, and the consolidated results of operations and cash flows for the twelve weeks ended March 23, 2004 and March 22, 2005. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Cash and cash equivalents

For purposes of the Condensed Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand and interest bearing deposits in financial institutions, all of which have maturities of 90 days or less.

Restricted cash

There was $28.7 million in restricted cash at December 28, 2004 and March 22, 2005. The balance is comprised of $19.0 million representing collateral related to insurance policies, $6.2 million representing collateral related to debt covenants (See Note 9), and $3.5 million representing cash in escrow related to a put option on an operating lease at one of our properties. These letters of credit have one-year terms and, therefore, the related restricted cash is included in current assets.

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

Reclassifications

Certain amounts previously reported have been reclassified to conform with current period presentation.

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

We granted options to purchase 75,000 shares of common stock during the twelve weeks ended March 22, 2005. We did not grant any options to purchase shares of common stock during the twelve weeks ended March 23, 2004. Stock compensation expense related to options has not been recorded for any of the periods presented. Effective December 29, 2004, we changed certain of our assumptions used to calculate the fair value of options granted and compensation expense. We now use an expected life of seven years (previously 10 years) and a 3% forfeiture rate (previously zero). We are also calculating compensation expense on a straight-line basis over the applicable vesting period. Management believes these changes will more accurately reflect the value of our stock options granted and the requisite service period. These changes will be applied on a prospective basis. Had compensation cost for the option plans been determined based on the fair value at the grant dates for the options consistent with the methodology of SFAS 123, our net loss and net loss per share would have been changed to the following pro forma amounts (dollars in thousands, except per share amounts):

	Twelve Weeks Ended
	March 23, 2004	March 22, 2005
Net loss as reported	$(19,063)	$(11,955)

Less: Total stock-based compensation expense determined under fair value method, net of taxes	(2,138)	(1,736)

Pro forma net loss	$(21,201)	$(13,691)

Basic and diluted loss per share - Reported	$(0.20)	$(0.13)

Basic and diluted loss per share - Pro Forma	$(0.23)	$(0.15)

ClubCorp, Inc.

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

The joint venture purchases virtually all the support services it requires from us and from the real estate developer under management service agreements, which expire at the completion of the development. With the adoption of FIN 46R, we consolidated the joint venture beginning with its March 23, 2004 Condensed Consolidated Balance Sheet, as the joint venture was determined to be a variable interest entity with us as its primary beneficiary. Due to the historical net operating losses of the joint venture in excess of the partners’ equity interests of the joint venture not owned by us, no noncontrolling interests are reported in our March 22, 2005 Condensed Consolidated Balance Sheet. The investment was previously carried as a $19.8 million investment liability prior to consolidation.

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

Other variable interest entries consolidated by us in conjunction with the implementation of FIN 46R include a managed golf operation and liquor pool entities associated with certain properties. The Consolidated Balance Sheets and Consolidated Statements of Operations impact of consolidating these entities was not significant.

ClubCorp, Inc.

Note 3. Operating revenues

We recognized revenues from the following sources:

	Twelve Weeks Ended
	March 23, 2004	March 22, 2005
Revenues from continuing operations:
Membership fees and deposits	$9,206	$8,535
Membership dues	74,020	78,108
Golf operations revenues	27,357	27,061
Food and beverage revenues	49,037	51,344
Lodging revenues	8,137	9,330
Other revenues	13,791	16,375

Total operating revenues from continuing operations	$181,548	$190,753

Revenues from discontinued operations:
Membership fees and deposits	$33	$24
Membership dues	1,963	632
Food and beverage revenues	621	96
Other revenues	802	529

Total operating revenues from discontinued operations	$3,419	$1,281

Total Operating Revenue	$184,967	$192,034

Note 4. Income tax provision

The income tax provision for the twelve weeks ended March 23, 2004 and March 22, 2005 differ from amounts computed by applying the U.S. Federal tax rate of 35% to income (loss) from operations before income taxes and minority interest primarily due to foreign and state income taxes, net of Federal benefit (provision), and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes. In addition, for the twelve weeks ended March 22, 2005, we fully reserved all additional tax benefits from available carryforwards of net operating losses generated during the period and therefore, recorded no income tax (provision) benefit related to federal income taxes. Therefore, the provisions for 2005 contain only foreign and state income taxes on the Condensed Consolidated Statement of Operations.

ClubCorp, Inc.

Note 5. Weighted average shares

The following table summarizes the weighted average number of shares used to calculate basic and diluted earnings (loss) per share:

	Twelve Weeks Ended
	March 23, 2004	March 22, 2005
Weighted average shares outstanding	93,708,675	93,379,080

Incremental shares from assumed conversion of options	—	—

Diluted weighted average shares	93,708,675	93,379,080

The diluted weighted average shares exclude the assumed conversion of options to acquire 92,204 and 1,346,903 shares of common stock for the twelve weeks ended March 23, 2004 and March 22, 2005, respectively, because they would be anti-dilutive due to our net loss in those periods.

Note 6. Property and equipment

Property and equipment consists of the following at year-end (dollars in thousands):

	December 28, 2004	March 22, 2005
Land and land improvements	$735,395	$740,338
Buildings and recreational facilities	502,126	504,774
Leasehold improvements	105,823	105,837
Furniture and fixtures	135,191	136,663
Machinery and equipment	281,021	288,784
Construction in progress	17,570	17,464

	1,777,126	1,793,860
Accumulated depreciation and amortization	(635,542)	(655,103)

	$1,141,584	$1,138,757

ClubCorp, Inc.

Note 7. Disposal and impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, for all periods presented, certain assets and liabilities expected to be sold with the held-for-sale entities have been reclassified to Other Current Assets and Other Current Liabilities, and all income and expense items have been reclassified as Discontinued Operations.

As of March 22, 2005, we had one property classified as held for sale. The balance sheet amounts primarily related to this property were reclassified to Other Current Assets and Other Current Liabilities on the Consolidated Balance Sheets and were comprised of the following (dollars in thousands):

	December 28, 2004	March 22, 2005
Membership and other receivables, net	$431	$361
Inventories	75	77
Other current assets	29	24
Property and equipment, net	6,451	6,366
Other assets	103	97

Total assets	$7,089	$6,925

Accounts payable and accrued liabilities	$196	$102
Other current liabilities	169	212
Long-term debt	3,026	2,976
Other liabilities	426	403

Total liabilities	$3,817	$3,693

The property was reclassified to discontinued operations on the Condensed Consolidated Statement of Operations for all periods presented. See Note 10 for detail of the Statement of Operations impact of discontinued operations by segment and in total.

We recorded an impairment of $0.9 million for the twelve weeks ended March 23, 2004. There was no impairment recorded during the twelve weeks ended March 22, 2005.

Note 8. Comprehensive Loss

The following summarizes the components of comprehensive loss (dollars in thousands):

	Twelve Weeks Ended
	March 23, 2004	March 22, 2005
Net loss	$(19,063)	$(11,955)
Foreign currency translation adjustment	80	302

Total comprehensive loss	$(18,983)	$(11,653)

ClubCorp, Inc.

Note 9. Long term debt

Under the provisions of certain of our debt agreements with Textron Financial Corporation (Textron), we are required to maintain debt service coverage ratios at both the portfolio and individual property level. Certain of these individual loans has cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. Effective as of June 30, 2004, we obtained an amendment to the debt agreement clarifying a component of the debt service coverage ratio calculation. We may cure a default by obtaining a letter of credit or prepaying the individual loan.

As of March 22, 2005, the debt service coverage ratio was below the minimum level for three individual properties participating in the loan, thereby causing the entire loan ($54 million outstanding principal amount as of March 22, 2005) to be in technical default. We cured the noncompliance by obtaining letters of credit totaling $6.2 million. Additionally, we were out of compliance on two separate promissory notes with Textron related to individual properties with a combined outstanding principal amount of $22 million as of March 22, 2005. Subsequent to March 22, 2005, we paid down $1.9 million related to one note and received a waiver letter on the other note to bring these properties into compliance. Approximately $3.4 million has been reclassified to the current portion of long-term debt in the Condensed Consolidated Balance Sheet representing the paydown amount required to bring both of these properties into compliance.

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

ClubCorp, Inc.

Financial information for the segments is as follows (dollars in thousands):

Condensed Consolidated Statement of Operations:

	Continuing Operations Twelve Weeks Ended
	March 23, 2004	March 22, 2005
Country Club and Golf Facilities:
Operating revenues	$102,526	$104,770
Operating costs and expenses (1)	79,894	81,642
Depreciation and amortization	11,527	11,712

Operating income (2)	$11,105	$11,416
EBITDA	$22,632	$23,128

Resorts:
Operating revenues	$31,336	$35,052
Operating costs and expenses (1)	31,523	33,825
Depreciation and amortization	3,865	3,751

Operating loss (2)	$(4,052)	$(2,524)
EBITDA	$(187)	$1,227

Business and Sports Clubs:
Operating revenues	$46,862	$48,705
Operating costs and expenses (1)	39,955	41,299
Depreciation and amortization	2,361	1,994

Operating income (2)	$4,546	$5,412
EBITDA	$6,907	$7,406

Other Operations and Services:
Operating revenues	$824	$2,226
Operating costs and expenses (1)	12,451	12,235
Depreciation and amortization	2,851	2,059

Operating loss (2)	$(14,478)	$(12,068)
EBITDA	$(11,627)	$(10,009)

Consolidated Operations:
Operating revenues	$181,548	$190,753
Operating costs and expenses (1)	163,823	169,001
Depreciation and amortization	20,604	19,516

Operating income (loss) (2)	$(2,879)	$2,236
EBITDA	$17,725	$21,752
(1) Includes selling, general and administrative expenses. (2) Does not include gain (loss) on disposals and impairment of assets.

Reconciliation to loss before income taxes and minority interest:

EBITDA	$17,725	$21,752
Depreciation and amortization	20,604	19,516
Loss on disposals and impairment of assets	(788)	(28)
Interest and investment income	381	771
Interest expense	(13,941)	(14,153)

Loss from operations before income taxes and minority interest	$(17,227)	$(11,174)

ClubCorp, Inc.

Condensed Consolidated Statement of Operations:

	Discontinued Operations Twelve Weeks Ended
	March 23, 2004	March 22, 2005
Country Club and Golf Facilities:
Operating revenues	$—	$—
Operating costs and expenses (1)	6	—
Depreciation and amortization	—	—

Operating loss (2)	$(6)	$—
EBITDA	$(6)	$—

Resorts:
Operating revenues	$—	$—
Operating costs and expenses (1)	—	—
Depreciation and amortization	—	—

Operating income (2)	$—	$—
EBITDA	$—	$—

Business and Sports Clubs:
Operating revenues	$3,419	$1,281
Operating costs and expenses (1)	3,309	1,053
Depreciation and amortization	209	2

Operating income (loss) (2)	$(99)	$226
EBITDA	$110	$228

Other Operations and Services:
Operating revenues	$—	$—
Operating costs and expenses (1)	141	26
Depreciation and amortization	—	—

Operating loss (2)	$(141)	$(26)
EBITDA	$(141)	$(26)

Consolidated Operations:
Operating revenues	$3,419	$1,281
Operating costs and expenses (1)	3,456	1,079
Depreciation and amortization	209	2

Operating income (loss) (2)	$(246)	$200
EBITDA	$(37)	$202
(1) Includes selling, general and administrative expenses. (2) Does not include gain (loss) on disposals and impairment of assets.

Reconciliation to income (loss) before income taxes and minority interest:

EBITDA	$(37)	$202
Depreciation and amortization	209	2
Loss on disposals and impairment of assets	—	(14)
Interest and investment income	—	—
Interest expense	(59)	(176)

Income (loss) from operations before income taxes and minority interest	$(305)	$10

ClubCorp, Inc.

Condensed Consolidated Statement of Operations:

	Total Company Twelve Weeks Ended
	March 23, 2004	March 22, 2005
Country Club and Golf Facilities:
Operating revenues	$102,526	$104,770
Operating costs and expenses (1)	79,900	81,642
Depreciation and amortization	11,527	11,712

Operating income (2)	$11,099	$11,416
EBITDA	$22,626	$23,128

Resorts:
Operating revenues	$31,336	$35,052
Operating costs and expenses (1)	31,523	33,825
Depreciation and amortization	3,865	3,751

Operating loss (2)	$(4,052)	$(2,524)
EBITDA	$(187)	$1,227

Business and Sports Clubs:
Operating revenues	$50,281	$49,986
Operating costs and expenses (1)	43,264	42,352
Depreciation and amortization	2,570	1,996

Operating income (2)	$4,447	$5,638
EBITDA	$7,017	$7,634

Other Operations and Services:
Operating revenues	$824	$2,226
Operating costs and expenses (1)	12,592	12,261
Depreciation and amortization	2,851	2,059

Operating loss (2)	$(14,619)	$(12,094)
EBITDA	$(11,768)	$(10,035)

Consolidated Operations:
Operating revenues	$184,967	$192,034
Operating costs and expenses (1)	167,279	170,080
Depreciation and amortization	20,813	19,518

Operating income (loss) (2)	$(3,125)	$2,436
EBITDA	$17,688	$21,954
(1) Includes selling, general and administrative expenses. (2) Does not include gain (loss) on disposals and impairment of assets.

Reconciliation to loss before income taxes and minority interest:

EBITDA	$17,688	$21,954
Depreciation and amortization	20,813	19,518
Loss on disposals and impairment of assets	(788)	(42)
Interest and investment income	381	771
Interest expense	(14,000)	(14,329)

Loss from operations before income taxes and minority interest	$(17,532)	$(11,164)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of March 22, 2005, we operated 101 country clubs, golf clubs and public golf facilities, three destination golf resorts and 65 business, sports and business/sports clubs in 27 states, Washington D.C. and three foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in Pinehurst, North Carolina, The Homestead® Resort in Hot Springs, Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles, California. Golf Digest, Golf Travel and other golf industry publications have consistently ranked several of our approximately 150 golf courses and destination golf resorts among the best in the U.S.

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

Our consolidated financial statements are presented on a 52/53 week fiscal year ending on the last Tuesday of December, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The following discussion of our financial condition and results of operations for the 12 weeks ended March 23, 2004 and March 22, 2005 should be read in conjunction with the our Annual Report on Form 10-K for the year ended December 28, 2004, as filed with the Securities and Exchange Commission.

Critical Accounting Policies

For a discussion of our critical accounting policies refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 28, 2004. There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 28, 2004.

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

Operating revenues are comprised mainly of revenues from dues income, golf, food and beverage and lodging, as well as the revenues recognized from membership deposits and fees. All revenue sources are recognized in the period earned, which is generally at the time of sale or when the service is provided. Operating expenses include payroll and related expenses, other fees and expenses and rent. All operating costs are expenses as incurred.

We evaluate segment performance and allocate resources based on each segment’s EBITDA. We also use EBITDA to monitor our property-level and overall performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, extraordinary items and gains and losses on disposals and impairment of assets and includes both continuing and discontinued operations. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurement of EBITDA may not be comparable to similarly titled measures reported by other companies. See Note 10 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of this measure to our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

12 Weeks Ended March 23, 2004 Compared to 12 Weeks Ended March 22, 2005

Consolidated Operations – Continuing Operations

Operating revenues increased in all three operating divisions – country club and golf facilities, resorts and business and sports clubs – ending the first quarter at $190.8 million, an improvement of 5% over first quarter 2004. Country club and golf facilities operating revenue showed a 2% increase over 2004, with the most significant contributions in the dues income area as annual dues raises went into effect. These increases were partially offset by decreases in golf revenues, largely weather-related, and membership fees and deposits. Business and sports clubs revenue increased in equal part due to dues income and food and beverage revenue. Resorts reflected increases in lodging and food and beverage revenue over prior year driven by improvements in occupancy rates and REVPOR – a measure that reflects revenue generated per occupied room, primarily at Pinehurst and Barton Creek.

Operating costs and expenses for resorts and business and sports clubs increased consistent with revenue increases previously mentioned leading to overall stable margins. However, operating costs and expenses for country club and golf facilities increased in excess of our revenues generated due to fixed costs incurred combined with decreased activity.

Other items impacting our consolidated net income included losses on disposals and impairment of assets, which was $0.8 million in 2004 and an insignificant amount in 2005.

Consolidated Operations—Discontinued Operations

The periods ended March 23, 2004 and March 22, 2005 include five properties divested in 2004 and one property currently held for sale in discontinued operations. Operating revenues for these properties decreased from $3.4 million in 2004 to $1.3 million in 2005. Operating income (loss) before the impact of disposals and impairment of assets from these properties increased $0.4 million from 2004 to 2005. In accordance with SFAS 144, depreciation expense is not recorded beginning with the quarter a property is classified as held for sale.

Segment and Other Information – 12 Weeks

Country Club and Golf Facilities

The following tables present certain summary financial and membership information for our country club and golf facilities segment for the twelve weeks ended March 23, 2004 and March 22, 2005 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations	95	95	97	101
Operating revenues	$95,481	$96,830	$95,494	$98,322
Recognition of membership fees and deposits	7,032	6,398	7,032	6,448

Total operating revenues	$102,513	$103,228	$102,526	$104,770

Operating costs and expenses (1)	79,899	80,447	79,894	81,642
Depreciation and amortization	11,495	11,599	11,527	11,712

Segment operating income from continuing operations	$11,119	$11,182	$11,105	$11,416

Segment operating loss from discontinued operations	$—	$—	$(6)	$—

EBITDA (1)	$22,615	$22,781	$22,626	$23,128

(1)	Excludes intercompany consulting and support fees of $5.9 million and $6.0 million for Same Store and $5.9 million and $6.2 million for Total in the twelve weeks ended March 23, 2004 and March 22, 2005, respectively.

Continuing Operations. Total operating revenues increased from first quarter 2004 to first quarter 2005 for same store country club and golf facilities primarily due to increased membership dues offset by a decrease in golf operations. Membership dues increased $2.2 million or 4.7% as a result of a dues price increase and an increased number of members when comparing first quarter 2004 to first quarter 2005. Golf operations decreased due to lower paid rounds and merchandise sales as a result of the decreased activity at our clubs primarily due to heavy rains on the West coast.

Segment operating income increased slightly from first quarter 2004 to first quarter 2005 for same store country club and golf facilities as a result of increased operating revenues, partially offset by a related increase in operating costs and expenses. Operating costs and expenses offset the majority of our revenue increases as the clubs had decreased activity in first quarter 2005 but still incurred fixed costs such as golf course maintenance.

Discontinued Operations. The period ended March 23, 2004 includes one managed property divested in 2004 in discontinued operations.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for the twelve weeks ended March 23, 2004 and March 22, 2005 (dollars in thousands, except number of facilities and lodging data):

	Same Store Resorts		Total Resorts
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations (1)	3	3	3	3
Operating revenues	$29,918	$33,662	$29,918	$33,662
Recognition of membership fees and deposits	1,418	1,390	1,418	1,390

Total operating revenues	$31,336	$35,052	$31,336	$35,052

Operating costs and expenses (2)	31,088	33,950	31,523	33,825
Depreciation and amortization	3,777	3,732	3,865	3,751

Segment operating loss from continuing operations	$(3,529)	$(2,630)	$(4,052)	$(2,524)

Segment operating income from discontinued operations	$—	$—	$—	$—

EBITDA (2)	$249	$1,102	$(187)	$1,227

Lodging data (3 resorts) (1)
Room nights available	99,456	99,456
Room nights sold	43,996	48,797
Paid occupancy rate	44.2%	49.1%
Average daily rate (3)	$154	$162
Revenue per occupied room (4)	$594	$609

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. Other ancillary resort operations are included in summary financial data for Total Resorts.
(2)	Excludes intercompany consulting and support fees of $2.1 million and $1.3 million for Same Store and Total in the twelve weeks ended March 23, 2004 and March 22, 2005, respectively.
(3)	Average daily rate is based on the average room rate per day for the entire year-to-date.
(4)	Revenue per occupied room is based on total operating revenues excluding membership dues, recognition of member initiation fees and net managed rooms commissions.

Continuing Operations. Total operating revenues increased from first quarter 2004 to first quarter 2005 for same store resorts primarily due to increased food and beverage sales and lodging. Food and beverage a la carte and private party revenues increased $0.6 million or 8.1% and $0.7 million or 22.2%, respectively, as a result of higher occupancy and spending by social guests during first quarter 2005 at Pinehurst and Barton Creek. A la carte revenues were mainly driven by higher occupancy rates while private party revenues had a significant increase in check average. Lodging revenues increased $1.2 million or 16.5% as a result of increased room nights and higher average room rates from the prior year at Pinehurst and Barton Creek.

Segment operating loss improved from first quarter 2004 to first quarter 2005 for same store resorts due to increased revenue partially offset by a related increase in operating costs and expenses, primarily food and beverage costs. The improvement in operating income was primarily due to lodging operating margins which contributed a $1.0 million increase to operating income. Lodging expenses are more fixed in nature and so the increased lodging revenues had a direct effect on our net income.

Business and Sports Clubs

The following tables present certain summary financial and membership information for our business and sports clubs segment for the twelve weeks ended March 23, 2004 and March 22, 2005 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations	64	64	64	64
Operating revenues	$46,342	$48,178	$46,342	$48,178
Recognition of membership fees and deposits	520	527	520	527

Total operating revenues	$46,862	$48,705	$46,862	$48,705

Operating costs and expenses (1)	39,955	41,299	39,955	41,299
Depreciation and amortization	2,361	1,994	2,361	1,994

Segment operating income from continuing operations	$4,546	$5,412	$4,546	$5,412

Segment operating income (loss) from discontinued operations	$92	$225	$(99)	$226

EBITDA (1)	$7,097	$7,631	$7,017	$7,634

(1)	Excludes intercompany consulting and support fees of $2.4 million and $3.0 million for Same Store and Total, respectively in the twelve weeks ended March 23, 2004 and March 22, 2005.

Continuing Operations. Total operating revenues increased from first quarter 2004 to first quarter 2005 at same store business and sports clubs primarily due to increased food and beverage private party revenues and membership dues. Food and beverage private party revenues increased $0.9 million or 7.5% primarily due to an increase in volume. Membership dues increased $0.9 million or 3.8% primarily due to an increase in members as well as a dues price increase.

Segment operating income increased at same store business and sports clubs from first quarter 2004 to first quarter 2005 due to increased revenue partially offset by a related increase in operating costs and expenses, primarily food and beverage costs. Food and beverage margins were consistent when comparing first quarter 2004 to first quarter 2005.

Discontinued Operations. The periods ended March 23, 2004 and March 22, 2005 include four properties divested in 2004 and one property currently held for sale in discontinued operations. Segment operating income (loss) from these properties improved at total business and sports clubs from first quarter 2004 to first quarter 2005.

Other Operations and Services – Continuing Operations

Other operations and services consist primarily of real estate operations and our corporate services. The increase in revenues is primarily due to fees we receive from third party developers based on a percentage of their real estate sales.

Operating loss from other operations and services improved from first quarter 2004 to first quarter 2005 primarily due to revenue increases mentioned above as well as a rebate of previously incurred costs.

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

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain our core properties, fund expansions at our current properties, and be poised for external growth in the marketplace. During the last few years, our focus has been on strengthening our cash position and refinancing and reducing our debt in order to support these goals. Our debt has been refinanced and paid down to $705 million as of March 22, 2005. We have paid down approximately $5.3 million since December 28, 2004.

Historically, we have financed our operations and cash needs primarily through cash flows from operations, debt and, to a lesser extent, proceeds from divestitures. We anticipate using cash flow from operations in 2005 principally to fund planned capital replacement expenditures, to repay debt and to build cash reserves. We also expect to use our cash flow in 2005 to grow and expand our business through a combination of improvements and expansions of existing facilities, on which we have spent approximately $9 million year-to-date. Based on our current projections, we believe our current assets and cash flow from operations are sufficient to meet our anticipated working capital and operating needs for the next 12 months as well as support our anticipated capital expenditures.

Debt

The majority of our outstanding debt at March 22, 2005 was obtained as a result of a major refinancing that took place during 2003. The refinancings resulted in mortgage portfolios which had a combined principal amount of approximately $658 million, including both fixed and variable rate portions as of March 22, 2005. The combined refinancings were comprised of first mortgages on 40 properties and increased borrowings on two existing mortgage loans (see Note 9 of the Notes to Condensed Consolidated Financial Statements).

Under the provisions of certain of our debt agreements with Textron Financial Corporation (Textron), we are required to maintain debt service coverage ratios at both the portfolio and individual property level. Certain of these individual loans has cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of March 22, 2005, the debt service coverage ratio was below the minimum level for three individual properties participating in the loan, thereby causing the entire loan ($54 million outstanding principal amount as of March 22, 2005) to be in technical default. We cured the noncompliance by obtaining letters of credit totaling $6.2 million. Additionally, we are out of compliance on two separate promissory notes with Textron related to individual properties with a combined outstanding principal amount of $22 million as of March 22, 2005. Subsequent to March 22, 2005, we paid down $1.9 million related to one note and received a waiver letter on the other note to bring these properties into compliance. Approximately $3.4 million has been reclassified to the current portion of long-term debt in the Condensed Consolidated Balance Sheet representing the paydown amount required to bring both of these properties into compliance.

Cash and Cash Flow

As a result of our debt refinancing, we no longer have a working line of credit. Consequently, we maintain a higher cash balance on hand to cover basic working capital requirements. Our cash position was $149 million as of March 22, 2005 as compared to $125 million at December 28, 2004.

Our cash flow from operations was $39.0 million for the quarter ended March 22, 2005, an increase of $15.4 million over 2004. The primary reason for the increase is cash received related to the U.S. Open which we will be hosting in June 2005. In addition to our daily operating transactions, a key component of our annual operating cash comes from our membership programs. Membership deposits and fees represent advance initiation deposits for the right to become a member. Membership deposits are generally not refundable until a fixed number of years (generally 30 years) after the date of acceptance as a member while membership fees are not refundable. Cash from deposits is used to fund our normal operations. Revenue recognition of these deposits is deferred and amortized. In recent years, we have increasingly allowed new members to defer a portion of the payment of fees and deposits as an incentive for them to join. Although this practice adversely affects the current amount of cash received for fees and deposits, it is subsequently offset through the receipt of recurring membership dues and other revenues received from these members.

We utilize cash to fund operations, maintain our properties, pay down our debt and related interest, and, to a limited extent, buy back company stock. In first quarter 2005, we reduced debt by more than $5 million and increased our cash and cash equivalents by more than $24 million. For the remainder of 2005, we are considering additional investments in expanding our existing properties or acquiring new properties. We are also considering prepaying portions of our debt without penalties.

Capital Spending

The nature of our business requires us to invest a significant amount of capital in our existing properties to maintain them. For first quarter 2005, we expended approximately $8 million in maintenance capital, and we anticipate spending approximately $68 million in fiscal 2005 for maintenance capital.

In addition to maintaining our properties, we also spend discretionary capital to expand existing properties and to enter into new business opportunities. Capital expansion funding totaled more than $1 million for first quarter 2005.

Risks

We believe that we have sufficient and stable funds to allow us to operate our business for the next 12 months as well as evaluate growth opportunities during 2005 and beyond. However, the occurrence of any of the following events might limit our ability to fund operations or provide adequate capital funding:

•	Lack of compliance with debt covenants – currently our defaults on the Textron note are covered by waivers and/or letters of credit. However, should operations cause adverse results at one or a group of properties, we could be put in a position of having to pay down debt or secure additional financing.

•	Exercise of the limited put right by our ESOP – As a means of providing liquidity to the trustees of the Amended Plan, we have provided the trustees a limited put right (the Redemption Right) to cause us to redeem common stock, held in trust on behalf of the Amended Plan, at the most recent appraised fair market value as necessary, in the event the trust does not have adequate resources, to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the Amended Plan. We do not expect that the Redemption Right will be exercised to a significant extent in 2005, but if it is, we could be required to repurchase shares of common stock.

•	Exercise of the exit strategy by our third party investor – During 1999, we sold 9,375,000 shares of common stock and warrants to acquire 1,012,500 shares of common stock to The Cypress Group. Beginning in October 2004, we are obligated under certain defined conditions to offer to repurchase a portion of their outstanding shares if we are below a defined leverage ratio. Based on the calculation, we were above the stated leverage ratio and were not required to offer to repurchase any shares during 2004. Furthermore, based on expected future operations, we do not anticipate falling below the stated leverage ratio level until at least October 2006. However, if our actual future operating results differ materially from expectations, we could fall below the leverage ratio before October 2006 and could be required to offer to repurchase a portion of their shares of common stock.

•	Natural disaster or catastrophic events - Events out of our control could cause significant operational implications and/or an inability to obtain financing.

We do not anticipate any of the above situations occurring. Additionally, these risks are somewhat mitigated due to the fact that a significant portion of our capital expansions and new growth spending is discretionary. However, we cannot ensure you that these events will not occur.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

During the quarter ended March 22, 2005, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Annual Report on Form 10-K for the year ended December 28, 2004. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments” in the Form 10-K for December 28, 2004 for a detailed discussion.

Factors That May Affect Future Operating Results and the Accuracy of Our Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential” or “continue,” or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section and in our Form 10-K for the year ended December 28, 2004.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 28, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures were effective as of the end of the period covered by this report, in ensuring that all information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 has been recorded, processed, summarized and reported within the time periods specified by the Securities Exchange Commission.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits

(a) Exhibits

10.34 – Employment Agreement between ClubCorp, Inc. and Jeffrey P. Mayer

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

ClubCorp, Inc.

Date: May 5, 2005	By:	/s/ Jeffrey P. Mayer
Jeffrey P. Mayer
Chief Financial Officer