Form 10-Q
period 2005-06-14
CLUBCORP INC
filed 2005-07-28
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 14, 2005

or

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

The number of shares of the registrant’s common stock outstanding as of July 28, 2005 was 93,113,340.

CLUBCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ClubCorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	December 28, 2004	June 14, 2005
Assets
Current assets:
Cash and cash equivalents	$96,180	$116,013
Restricted cash	28,742	28,742
Membership and other receivables, net	71,011	79,001
Inventories	19,711	28,680
Prepaid expenses and other assets	33,112	40,987

Total current assets	248,756	293,423

Property and equipment, net	1,138,348	1,136,700
Notes receivable	43,436	37,232
Other assets	87,445	81,121

Total assets	$1,517,985	$1,548,476

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$79,804	$88,370
Long-term debt - current portion	23,220	98,275
Membership deposits - current portion	16,940	18,402
Other liabilities	130,058	153,552

Total current liabilities	250,022	358,599

Long-term debt, net of current portion	684,604	602,144
Other liabilities	139,523	139,416
Membership deposits, net of current portion	136,776	142,537

Total liabilities	1,210,925	1,242,696

Redemption value of common stock held by benefit plan	47,180	51,327

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 93,379,080 outstanding at December 28, 2004 and 93,118,640 at June 14, 2005	996	996
Additional paid-in capital	161,672	161,672
Accumulated other comprehensive loss	(7,013)	(6,647)
Retained earnings	168,582	166,024
Treasury stock, 6,215,328 shares at December 28, 2004 and 6,475,768 at June 14, 2005	(64,357)	(67,592)

Total stockholders’ equity	259,880	254,453

Total liabilities and stockholders’ equity	$1,517,985	$1,548,476

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2004	June 14, 2005	June 15, 2004	June 14, 2005
Continuing Operations:
Operating revenues	$237,321	$256,003	$418,024	$445,989

Operating costs and expenses	174,625	188,304	320,964	341,460
Depreciation and amortization	20,140	19,287	40,693	38,754
Selling, general and administrative expenses	18,699	18,367	35,369	33,412
Loss on disposals and impairment of assets	2,599	1,328	3,374	1,356

Operating income from continuing operations	21,258	28,717	17,624	31,007

Interest and investment income	400	887	781	1,658
Interest expense	(13,767)	(14,116)	(27,576)	(28,240)

Income (loss) from continuing operations before income taxes and minority interest	7,891	15,488	(9,171)	4,425

Income tax provision	(102)	(1,902)	(1,453)	(2,517)
Minority interest	(310)	(64)	(468)	(214)

Income (loss) from continuing operations	7,479	13,522	(11,092)	1,694

Discontinued operations:
Income (loss) from discontinued operations before income taxes	854	29	385	(71)
Income tax provision	(21)	(7)	(44)	(34)

Income (loss) from discontinued operations	833	22	341	(105)

Net income (loss)	$8,312	$13,544	$(10,751)	$1,589

Basic earnings (loss) per share from:
Continuing operations	$0.08	$0.15	$(0.12)	$0.02
Discontinued operations	0.01	0.00	0.01	0.00

Basic earnings (loss) per share	$0.09	$0.15	$(0.11)	$0.02

Diluted earnings (loss) per share from:
Continuing operations	$0.08	$0.14	$(0.12)	$0.02
Discontinued operations	0.01	0.00	0.01	0.00

Diluted earnings (loss) per share	$0.09	$0.14	$(0.11)	$0.02

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Twenty-Four Weeks Ended
	June 15, 2004	June 14, 2005
Cash flows from operating activities:
Net income (loss)	$(10,751)	$1,589
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	41,188	38,805
Loss on disposals and impairment of assets	2,473	1,291
Amortization of discount on membership deposits	5,314	6,631
Net change in real estate held for sale	236	598
Net change in membership and other receivables, net	1,212	(8,177)
Net change in accounts payable and accrued liabilities	(5,217)	6,812
Net change in deferred income and other liabilities	8,848	13,923
Net change in deferred membership revenues	6,742	6,602
Other	(5,356)	(7,588)

Cash flows from operating activities	44,689	60,486

Cash flows from investing activities:
Additions to property and equipment	(18,022)	(28,680)
Acquisition of facilities	—	(1,974)
Development of real estate held for sale	(1,002)	(2,191)
Net change in notes receivable	1,712	6,203
Other	626	417

Cash flows from investing activities	(16,686)	(26,225)

Cash flows from financing activities:
Repayments of long-term debt	(16,763)	(11,785)
Change in membership deposits	652	592
Treasury stock transactions	(553)	(3,235)
Other	(113)	—

Cash flows from financing activities	(16,777)	(14,428)

Net change in cash and cash equivalents	11,226	19,833
Cash and cash equivalents at beginning of period	64,420	96,180

Cash and cash equivalents at end of period	$75,646	$116,013

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

In our opinion, the accompanying Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the consolidated financial position of ClubCorp as of June 14, 2005, and the consolidated results of operations for the twelve weeks and twenty-four weeks ended June 15, 2004 and June 14, 2005, and cash flows for the twenty-four weeks ended June 15, 2004 and June 14, 2005. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Cash and cash equivalents

For purposes of the Condensed Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand and interest bearing deposits in financial institutions, all of which have maturities of 90 days or less.

Restricted cash

There was $28.7 million of restricted cash at December 28, 2004 and June 14, 2005, which is comprised of letters of credit totaling $19.0 million representing collateral related to insurance policies, letters of credit totaling $6.2 million representing collateral related to debt covenants (See Note 9), and $3.5 million representing cash in escrow related to a put option on an operating lease at one of our properties. The letters of credit have one-year terms and, therefore, the related restricted cash is included in current assets.

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

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”, which clarifies accounting treatment for timeshare transactions and related costs. SFAS No. 152 is effective for fiscal years beginning after June 15, 2005. We are currently in the process of evaluating the possible effects of this accounting pronouncement. We do not believe the adoption of this statement will have a material effect on our Consolidated Financial Statements.

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

During the twelve weeks ended June 14, 2005, in accordance with our Omnibus Stock Plan, we granted 596,410 options to purchase common stock with an exercise price of $12.50, bringing our year-to-date total to 671,410 options granted. We granted 150,000 options to purchase common stock during the twelve weeks ended June 15, 2004. Stock compensation expense related to options has not been recorded for any of the periods presented.

Effective December 29, 2004, we changed certain of our assumptions used to calculate the fair value of options granted and compensation expense. We now use an expected life of seven years (previously 10 years) and a 3% forfeiture rate (previously zero). We are also calculating compensation expense on a straight-line basis over the applicable vesting period. Management believes these changes will more accurately reflect the value of our stock options granted and the requisite service period. These changes have been applied on a prospective basis. Had compensation cost for the option plans been determined based on the fair value at the grant dates for the options consistent with the methodology of SFAS 123, our net income (loss) and net income (loss) per share would have been changed to the following pro forma amounts (dollars in thousands, except per share amounts):

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2004	June 14, 2005	June 15, 2004	June 14, 2005
Net income (loss) as reported	$8,312	$13,544	$(10,751)	$1,589

Less: Total stock-based compensation expense determined under fair value method, net of taxes	(1,032)	(286)	(1,335)	(2,022)

Pro forma net earnings (loss)	$7,280	$13,258	$(12,086)	$(433)

Basic earnings (loss) per share - Reported	$0.09	$0.15	$(0.11)	$0.02

Basic earnings (loss) per share - Pro Forma	$0.08	$0.14	$(0.13)	$(0.00)

Diluted earnings (loss) per share - Reported	$0.09	$0.14	$(0.11)	$0.02

Diluted earnings (loss) per share - Pro Forma	$0.08	$0.14	$(0.13)	$(0.00)

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

The joint venture purchases virtually all the support services it requires from us and from the real estate developer under management service agreements, which expire at the completion of the development. With the adoption of FIN 46R, we consolidated the joint venture beginning with our March 23, 2004 Condensed Consolidated Balance Sheet, as the joint venture was determined to be a variable interest entity with us as its primary beneficiary. Due to the historical net operating losses of the joint venture in excess of the partners’ equity interests of the joint venture not owned by us, no noncontrolling interests are reported in our June 14, 2005 Condensed Consolidated Balance Sheet. The investment was previously carried as a $19.8 million investment liability prior to consolidation.

The joint venture was financed by the assumption of debt of which $12.8 million is currently outstanding and is included in long-term debt, along with accrued interest of approximately $11.3 million. The majority of the joint venture’s debt is payable only out of distributable cash flow, as defined by the agreements. The notes are subordinated and junior to other liens and are collateralized by the real estate owned by the joint venture. The creditors of the joint venture do not have recourse to our other assets.

Other variable interest entries consolidated by us in conjunction with the implementation of FIN 46R include a managed golf operation and liquor pool entities associated with certain properties. The impact of consolidating these entities on the Consolidated Balance Sheets and Consolidated Statements of Operations is not significant.

ClubCorp, Inc.

Note 3. Operating revenues

We recognized revenues from the following sources (dollars in thousands):

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2004	June 14, 2005	June 15, 2004	June 14, 2005
Revenues from continuing operations:
Membership fees and deposits	$9,191	$8,078	$18,393	$16,609
Membership dues	74,276	77,721	147,810	155,394
Golf operations revenues	51,074	57,200	78,322	84,161
Food and beverage revenues	67,210	69,947	116,121	121,173
Lodging revenues	15,691	16,257	23,828	25,587
Other revenues	19,879	26,800	33,550	43,065

Total operating revenues from continuing operations	$237,321	$256,003	$418,024	$445,989

Revenues from discontinued operations:
Membership fees and deposits	$39	$26	$76	$52
Membership dues	2,375	1,055	4,824	2,121
Golf operations revenues	212	211	321	312
Food and beverage revenues	1,074	308	1,821	523
Other revenues	902	633	1,824	1,273

Total operating revenues from discontinued operations	$4,602	$2,233	$8,866	$4,281

Total operating revenues	$241,923	$258,236	$426,890	$450,270

Note 4. Income tax provision

The income tax provision for the twelve weeks and twenty-four weeks ended June 15, 2004 and June 14, 2005 differ from amounts computed by applying the U.S. Federal tax rate of 35% to income (loss) from operations before income taxes and minority interest primarily due to foreign and state income taxes, net of Federal benefit (provision), and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes. In addition, for the twelve weeks and twenty-four weeks ended June 14, 2005, we fully reserved all additional tax benefits from available carryforwards of net operating losses generated during the periods and, therefore, recorded no income tax (provision) benefit related to federal income taxes. Therefore, the provisions for 2005 contain only foreign and state income taxes on the Condensed Consolidated Statement of Operations.

ClubCorp, Inc.

Note 5. Weighted average shares

The following table summarizes the weighted average number of shares used to calculate basic and diluted earnings (loss) per share:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2004	June 14, 2005	June 15, 2004	June 14, 2005
Weighted average shares outstanding	93,691,875	93,248,860	93,700,201	93,313,970

Incremental shares from assumed conversion of options	890,897	1,330,692	—	1,330,692

Diluted weighted average shares	94,582,772	94,579,552	93,700,201	94,644,662

The diluted weighted average shares exclude the impact of the assumed conversion of options to acquire 506,400 shares of common stock for the twenty-four weeks ended June 15, 2004, because they would be anti-dilutive due to our net loss in the period.

Note 6. Property and equipment

Property and equipment consists of the following (dollars in thousands):

	December 28, 2004	June 14, 2005
Land and land improvements	$733,171	$741,352
Buildings and recreational facilities	499,570	502,937
Leasehold improvements	105,823	105,625
Furniture and fixtures	135,025	137,898
Machinery and equipment	279,960	296,835
Construction in progress	17,570	21,610

	1,771,119	1,806,257
Accumulated depreciation and amortization	(632,771)	(669,557)

	$1,138,348	$1,136,700

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

As of June 14, 2005, we had two properties classified as held for sale. The balance sheet amounts related to these properties were reclassified to Other Current Assets and Other Current Liabilities on the Consolidated Balance Sheets and were comprised of the following (dollars in thousands):

	December 28, 2004	June 14, 2005
Membership and other receivables, net	$637	$663
Inventories	171	172
Other current assets	56	62
Property and equipment, net	9,694	9,641
Other assets	120	88

Total assets	$10,678	$10,626

Accounts payable and accrued liabilities	$154	$222
Other current liabilities	441	536
Long-term debt	2,875	2,844
Other liabilities	369	330

Total liabilities	$3,839	$3,932

The properties were reclassified to discontinued operations on the Condensed Consolidated Statement of Operations for all periods presented. See Note 10 for detail of the Statement of Operations impact of discontinued operations by segment and in total.

There was $0.8 million recorded for impairment of assets during the twelve weeks and twenty-four weeks ended June 15, 2005. We recorded $0.3 million and $1.2 million for impairment of assets for the twelve weeks and twenty-four weeks ended June 15, 2004, respectively.

Note 8. Comprehensive Income (Loss)

The following summarizes the components of comprehensive income (loss) (dollars in thousands):

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2004	June 14, 2005	June 15, 2004	June 14, 2005
Net income (loss)	$8,312	$13,544	$(10,751)	$1,589
Foreign currency translation adjustment	(2,643)	64	(2,563)	366

Total comprehensive income (loss)	$5,669	$13,608	$(13,314)	$1,955

ClubCorp, Inc.

Note 9. Long term debt

Under the provisions of certain of our debt agreements with Textron Financial Corporation (Textron), we are required to maintain debt service coverage ratios at both the portfolio and individual property level. Certain of these individual loans have cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of June 14, 2005, the debt service coverage ratio was below the minimum level for two individual properties participating in the loan, thereby causing the entire loan ($54 million outstanding principal amount as of June 14, 2005) to be in technical default. We cured the noncompliance by obtaining letters of credit totaling $6.2 million. Additionally, we are out of compliance on two separate promissory notes with Textron related to individual properties with a combined outstanding principal amount of $20 million as of June 14, 2005. Subsequent to June 14, 2005, we paid down $17 million related to one note and received a waiver letter on the other note to bring these properties into compliance. Also, we plan to payoff, prior to their contractual maturity, the remaining balance related to the property for which we received the waiver letter as well as one additional property held individually by Textron. The total amount to be paid off is approximately $8 million. The $25 million that has or will be paid off subsequent to June 14, 2005 has been reclassified to the current portion of long-term debt in the Condensed Consolidated Balance Sheet.

In addition to amounts reclassed to the current portion of long-term debt due to early payoffs and covenant compliance, we have approximately $55 million of unpaid principal maturing during the second quarter of 2006 that has also been reclassified as current. We are in negotiations with one of our lenders regarding a portion of this maturing debt to pay off the balance of approximately $37 million before year end 2005 and obtain a new line of credit.

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

Other operations and services consist of real estate operations, corporate overhead and intercompany eliminations made in the consolidation between corporate services and other operating segments. Real estate operations are comprised of residential real estate development and sales, primarily in areas adjacent to golf facilities. The majority of other operating revenues is provided from real estate sales.

We evaluate segment performance and allocate resources based on each segment’s EBITDA. We also use EBITDA to monitor our property-level and overall performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA for all periods presented has been calculated using this definition. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurements of EBITDA may not be comparable to similar titled measures reported by other companies.

ClubCorp, Inc.

Financial information for the segments is as follows (dollars in thousands):

	Continuing Operations
	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2004	June 14, 2005	June 15, 2004	June 14, 2005
Operating revenues
Country club and golf facilities	$128,244	$132,926	$229,927	$236,943
Resorts	57,347	68,797	88,685	103,849
Business and sports clubs	49,300	51,135	96,161	99,841
Other operations and services	2,430	3,145	3,251	5,356

Total operating revenues	$237,321	$256,003	$418,024	$445,989

EBITDA
Country club and golf facilities	$32,947	$34,756	$55,445	$57,813
Resorts	17,709	19,484	17,524	20,710
Business and sports clubs	8,571	9,088	15,477	16,495

Reportable segment EBITDA	$59,227	$63,328	$88,446	$95,018

Reconciliation to income (loss) before income taxes and minority interest:

Reportable segment EBITDA	59,227	$63,328	$88,446	$95,018
Other operations and services operating revenues	2,430	3,145	3,251	5,356
Other operations and services operating costs and expenses	(17,660)	(17,141)	(30,006)	(29,257)
Depreciation and amortization	(20,140)	(19,287)	(40,693)	(38,754)
Loss on disposals and impairment of assets	(2,599)	(1,328)	(3,374)	(1,356)
Interest and investment income	400	887	781	1,658
Interest expense and financing costs	(13,767)	(14,116)	(27,576)	(28,240)

Income (loss) from operations before income taxes and minority interest	$7,891	$15,488	$(9,171)	$4,425

ClubCorp, Inc.

	Discontinued Operations
	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2004	June 14, 2005	June 15, 2004	June 14, 2005
Operating revenues
Country club and golf facilities	$1,020	$1,003	$1,864	$1,771
Resorts	—	—	—	—
Business and sports clubs	3,582	1,230	7,002	2,510
Other operations and services	—	—	—	—

Total operating revenues	$4,602	$2,233	$8,866	$4,281

EBITDA
Country club and golf facilities	$140	$128	$268	$189
Resorts	—	—	—	—
Business and sports clubs	468	169	579	396

Reportable segment EBITDA	$608	$297	$847	$585

Reconciliation to income (loss) before income taxes:

Reportable segment EBITDA	$608	$297	$847	$585
Other operations and services operating revenues	—	—	—	—
Other operations and services operating costs and expenses	(624)	(120)	(487)	(238)
Depreciation and amortization	(236)	—	(495)	(51)
Loss on disposals and impairment of assets	915	79	901	65
Interest and investment income	—	1	—	—
Interest expense and financing costs	191	(228)	(381)	(432)

Income (loss) from operations before income taxes	$854	$29	$385	$(71)

ClubCorp, Inc.

	Total Company
	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 15, 2004	June 14, 2005	June 15, 2004	June 14, 2005
Operating revenues
Country club and golf facilities	$129,264	$133,929	$231,791	$238,714
Resorts	57,347	68,797	88,685	103,849
Business and sports clubs	52,882	52,365	103,163	102,351
Other operations and services	2,430	3,145	3,251	5,356

Total operating revenues	$241,923	$258,236	$426,890	$450,270

EBITDA
Country club and golf facilities	$33,087	$34,884	$55,713	$58,002
Resorts	17,709	19,484	17,524	20,710
Business and sports clubs	9,039	9,257	16,056	16,891

Reportable segment EBITDA	$59,835	$63,625	$89,293	$95,603

Reconciliation to income (loss) before income taxes and minority interest:

Reportable segment EBITDA	$59,835	$63,625	$89,293	$95,603
Other operations and services operating revenues	2,430	3,145	3,251	5,356
Other operations and services operating costs and expenses	(18,284)	(17,261)	(30,493)	(29,495)
Depreciation and amortization	(20,376)	(19,287)	(41,188)	(38,805)
Loss on disposals and impairment of assets	(1,684)	(1,249)	(2,473)	(1,291)
Interest and investment income	400	888	781	1,658
Interest expense and financing costs	(13,576)	(14,344)	(27,957)	(28,672)

Income (loss) from operations before income taxes and minority interest	$8,745	$15,517	$(8,786)	$4,354

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of June 14, 2005, we operated 100 country clubs, golf clubs and public golf facilities, three destination golf resorts and 65 business, sports and business/sports clubs in 27 states, Washington D.C. and three foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in Pinehurst, North Carolina, The Homestead® Resort in Hot Springs, Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles, California. Golf Digest, Golf Travel and other golf industry publications have consistently ranked several of our approximately 150 golf courses and destination golf resorts among the best in the United States.

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

There is currently no public market for our common stock. We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, pursuant to Section 15(d) thereof, because we filed a registration statement on Form S-1, which became effective October 24, 1994, pursuant to the Securities Act of 1933, as amended (the “Registration Statement”). The Registration Statement registered participation interests in the ClubCorp Stock Investment Plan (the “Plan”) and our common stock, at $.01 par value per share (the “Common Stock”), to be sold to the Plan. The Plan was amended and restated on January 1, 1999, to become the ClubCorp Employee Stock Ownership Plan (the “Amended Plan”).

Our consolidated financial statements are presented on a 52/53 week fiscal year ending on the last Tuesday of December, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The following discussion of our financial condition and results of operations for the 12 and 24 weeks ended June 15, 2004 and June 14, 2005 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 28, 2004, as filed with the Securities and Exchange Commission.

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

Operating revenues are comprised mainly of revenues from dues income, golf, food and beverage and lodging, as well as the revenues recognized from membership deposits and fees. All revenue sources are recognized in the period earned, which is generally at the time of sale or when the service is provided. Operating expenses include payroll and related expenses, other fees and expenses and rent. All operating costs are expensed as incurred.

We evaluate segment performance and allocate resources based on each segment’s EBITDA. We also use EBITDA to monitor our property-level and overall performance. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flow or ability to fund our cash needs. Our measurement of EBITDA may not be comparable to similarly titled measures reported by other companies. See Note 10 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of this measure to our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

12 Weeks Ended June 15, 2004 Compared to 12 Weeks Ended June 14, 2005

Consolidated Operations – Continuing Operations

Operating revenues increased in all three operating divisions – country club and golf facilities, resorts and business and sports clubs – ending the second quarter at a consolidated total of $256.0 million, an improvement of 8% over second quarter 2004. Country club and golf facilities operating revenue increased 4% over 2004, with the most significant contributions in dues income and food and beverage revenue. These increases were partially offset by decreases in membership fees and deposits. Resorts operating revenue increased 20% over 2004 primarily related to Pinehurst hosting the 2005 U.S. Open and increased occupancy at Barton Creek. Business and sports clubs operating revenue increased 4% over 2004 primarily due to food and beverage private party revenue.

Operating costs and expenses for country club and golf facilities, resorts and business and sports clubs generally increased as a result of variable costs related to increased operating revenues. Country club and golf facilities operating costs and expenses primarily increased in food and beverage and golf operations offset by a decrease in repair and maintenance costs. Resorts operating costs and expenses primarily increased in golf operations and retail. Business and sports clubs operating costs and expenses primarily increased in food and beverage operations.

Operating income for country club and golf facilities reflected improved margins in food and beverage operations offset by decreased margins in golf operations due to increased costs for golf course maintenance coupled with fewer rounds played. Resorts operating income reflected improved margins in golf operations, lodging and retail at Pinehurst and Barton Creek offset by decreases at The Homestead. Business and sports clubs operating income reflected improved food and beverage margins.

Consolidated Operations - Discontinued Operations

The periods ended June 15, 2004 and June 14, 2005 include five properties divested in 2004 and two properties currently held for sale in discontinued operations. Operating revenues for these properties decreased from $4.6 million in 2004 to $2.2 million in 2005. Net income (loss) from these properties decreased $0.8 million from 2004 to 2005. In accordance with SFAS 144, depreciation expense is not recorded beginning with the quarter a property is classified as held for sale.

Segment and Other Information – 12 Weeks

Country Club and Golf Facilities

The following tables present certain summary financial information for our country club and golf facilities segment for the twelve weeks ended June 15, 2004 and June 14, 2005 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations	94	94	96	99
Operating revenues	$120,978	$124,872	$121,153	$126,820
Recognition of membership fees and deposits	7,091	6,081	7,091	6,106

Total operating revenues	$128,069	$130,953	$128,244	$132,926

Operating costs and expenses (1)	95,295	96,689	95,297	98,170

Segment EBITDA from continuing operations (1)	$32,774	$34,264	$32,947	$34,756

Segment EBITDA from discontinued operations	$141	$129	$140	$128

Total Segment EBITDA (1)	$32,915	$34,393	$33,087	$34,884

(1)	Excludes intercompany consulting and support fees of $6.1 million and $6.1 million for Same Store and $6.2 million and $6.3 million for Total in the twelve weeks ended June 15, 2004 and June 14, 2005, respectively.

Continuing Operations. Total operating revenues increased from second quarter 2004 to second quarter 2005 for same store country club and golf facilities primarily due to increased membership dues and food and beverage revenues. Membership dues increased $1.9 million or 4.0% as a result of a dues price increase in early 2005. Food and beverage a la carte and private party revenues increased $0.7 million or 4.9% and $0.5 million or 3.5%, respectively, as a result of an increase in volume and pricing. Golf revenues have remained relatively flat due to an increase in green fees and cart fees offset by a decrease in rounds played.

Segment EBITDA increased from second quarter 2004 to second quarter 2005 for same store country club and golf facilities as a result of increased operating revenues, offset by a related increase in operating costs and expenses. Operating costs and expenses offset the majority of our revenue increases due to inflationary increases as well as increased spending on golf course maintenance. Operating margins for food and beverage improved when comparing second quarter 2004 to second quarter 2005 due to increased volume while golf operating margins decreased. Although golf revenues have increased slightly, expenses increased at a greater rate due primarily to golf course maintenance costs. These costs are primarily covered by our dues price increase. Depreciation and amortization increased slightly from $11.1 million for second quarter 2004 to $11.4 million for second quarter 2005.

Discontinued Operations. The periods ended June 15, 2004 and June 14, 2005 include one managed property divested in 2004 and one property currently held for sale in discontinued operations.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for the twelve weeks ended June 15, 2004 and June 14, 2005 (dollars in thousands, except number of facilities and lodging data):

	Same Store Resorts		Total Resorts
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations (1)	3	3	3	3
Operating revenues	$55,943	$67,456	$55,943	$67,456
Recognition of membership fees and deposits	1,404	1,341	1,404	1,341

Total operating revenues	$57,347	$68,797	$57,347	$68,797

Operating costs and expenses (2)	39,551	49,113	39,638	49,313

Segment EBITDA from continuing operations (2)	$17,796	$19,684	$17,709	$19,484

Segment EBITDA from discontinued operations	$—	$—	$—	$—

Total Segment EBITDA (2)	$17,796	$19,684	$17,709	$19,484

Lodging data (3 resorts) (1)
Room nights available	99,456	99,456
Room nights sold	63,168	63,783
Paid occupancy rate	63.5%	64.1%
Average daily rate (3)	$208	$213
Revenue per occupied room (4)	$821	$844

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. Other ancillary resort operations are included in summary financial data for Total Resorts.
(2)	Excludes intercompany consulting and support fees of $2.1 million and $1.3 million for Same Store and Total in the twelve weeks ended June 15, 2004 and June 14, 2005, respectively.
(3)	Average daily rate is based on the average room rate per day for the entire year-to-date.
(4)	Revenue per occupied room is based on total operating revenues excluding membership dues, recognition of member initiation fees and net managed rooms commissions.

Continuing Operations. Total operating revenues increased from second quarter 2004 to second quarter 2005 for same store resorts primarily due to increased revenues at Pinehurst principally in merchandise sales, ticket sales and rental of corporate hospitality tents during the hosting of the 2005 U.S. Open. The 2005 U.S. Open week is seven days long with two of the days falling in our second quarter and the other five days falling in our third quarter. In addition, higher occupancy and revenue per occupied room at Pinehurst resulted in increased lodging and retail revenues. Barton Creek increased operating revenues 10.0% from second quarter 2004 compared to second quarter 2005 primarily due to increased occupancy which has led to improved food and beverage and lodging revenues. The Homestead operating revenues decreased 11.8% from second quarter 2004 to second quarter 2005 due to a decrease in occupancy in a highly competitive market.

Segment EBITDA improved from second quarter 2004 to second quarter 2005 for same store resorts primarily due to profits generated from the 2005 U.S. Open at Pinehurst. In addition, the operating margins for lodging and retail improved at Pinehurst. Barton Creek had improved operating margins in food and beverage, golf operations and lodging when comparing second quarter 2004 to second quarter 2005. The Homestead operating margins decreased for food and beverage and lodging due to the decrease in occupancy. Depreciation and amortization remained steady when comparing second quarter 2004 to second quarter 2005.

Business and Sports Clubs

The following tables present certain summary financial information for our business and sports clubs segment for the twelve weeks ended June 15, 2004 and June 14, 2005 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations	64	64	64	64
Operating revenues	$48,777	$50,683	$48,777	$50,683
Recognition of membership fees and deposits	523	452	523	452

Total operating revenues	$49,300	$51,135	$49,300	$51,135

Operating costs and expenses (1)	40,729	42,047	40,729	42,047

Segment EBITDA from continuing operations (1)	$8,571	$9,088	$8,571	$9,088

Segment EBITDA from discontinued operations	$208	$169	$468	$169

Total Segment EBITDA (1)	$8,779	$9,257	$9,039	$9,257

(1)	Excludes intercompany consulting and support fees of $2.4 million and $3.0 million for Same Store and Total, respectively in the twelve weeks ended June 15, 2004 and June 14, 2005.

Continuing Operations. Total operating revenues increased from second quarter 2004 to second quarter 2005 at same store business and sports clubs primarily due to increased food and beverage private party revenues and membership dues. Food and beverage private party revenues increased $1.1 million or 7.3% due to an increase in both volume and pricing. Membership dues increased $0.6 million or 2.6% primarily due to a dues price increase in early 2005.

Segment EBITDA increased at same store business and sports clubs from second quarter 2004 to second quarter 2005 due to increased revenue partially offset by a related increase in operating costs and expenses, primarily food and beverage costs. Food and beverage margins improved when comparing second quarter 2004 to second quarter 2005. Depreciation and amortization decreased from $2.3 million for second quarter 2004 to $2.0 million for second quarter 2005.

Discontinued Operations. The periods ended June 15, 2004 and June 14, 2005 include four properties divested in 2004 and one property currently held for sale in discontinued operations.

Other Operations and Services – Continuing Operations

Other operations and services consist primarily of real estate operations and our corporate services. Revenues increased primarily due to fees we receive from third-party developers based on a percentage of their real estate sales.

Operating loss from other operations and services improved from second quarter 2004 to second quarter 2005 primarily due to revenue increases mentioned above partially offset by increased insurance costs related to higher claims and the impairment of our investment in a consulting company. During the second quarter of 2004, we accrued $4.4 million related to the potential settlement of an outstanding lawsuit related to one of our former properties.

24 Weeks Ended June 15, 2004 Compared to 24 Weeks Ended June 14, 2005

Consolidated Operations – Continuing Operations

Operating revenues increased in all three operating divisions – country club and golf facilities, resorts and business and sports clubs – ending the 24 weeks ended June 14, 2005 at a consolidated total of $446.0 million, an improvement of 7% over the 24 weeks ended June 15, 2004. Country club and golf facilities operating revenue increased 3% over 2004, with the most significant contributions in dues income and food and beverage revenue. These increases were partially offset by decreases in membership fees and deposits. Resorts operating revenues increased 17% over 2004 primarily related to Pinehurst hosting the 2005 U.S. Open as well as increased occupancy at both Pinehurst and Barton Creek. Business and sports clubs operating revenue increased 4% primarily due to food and beverage revenue as well as dues income.

Operating costs and expenses for country club and golf facilities, resorts and business and sports clubs generally increased as a result of variable costs related to increased operating revenues. Country club and golf facilities operating costs and expenses primarily increased in food and beverage and golf operations offset by a decrease in repair and maintenance costs. Resorts operating costs and expenses primarily increased in golf operations and retail. Business and sports clubs operating costs and expenses primarily increased in food and beverage operations.

Operating income for country club and golf facilities reflected improved margins in food and beverage operations offset by a reduction in the profit margin in golf operations due to increased costs for golf course maintenance coupled with fewer rounds played. Resorts operating income reflected improved margins in food and beverage, golf operations, lodging and retail at Pinehurst and Barton Creek offset by decreased margins at The Homestead. Business and sports clubs operating income reflected improved food and beverage margins.

Consolidated Operations - Discontinued Operations

The periods ended June 15, 2004 and June 14, 2005 include five properties divested in 2004 and two properties currently held for sale in discontinued operations. Operating revenues for these properties decreased from $8.9 million in 2004 to $4.3 million in 2005. Net income (loss) from these properties decreased $0.4 million from 2004 to 2005. In accordance with SFAS 144, depreciation expense is not recorded beginning with the quarter a property is classified as held for sale.

Segment and Other Information – 24 Weeks

Country Club and Golf Facilities

The following tables present certain summary financial information for our country club and golf facilities segment for the 24 weeks ended June 15, 2004 and June 14, 2005 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations	94	94	96	99
Operating revenues	$215,622	$220,953	$215,809	$224,392
Recognition of membership fees and deposits	14,118	12,476	14,118	12,551

Total operating revenues	$229,740	$233,429	$229,927	$236,943

Operating costs and expenses (1)	174,480	176,455	174,482	179,130

Segment EBITDA from continuing operations (1)	$55,260	$56,974	$55,445	$57,813

Segment EBITDA from discontinued operations	$270	$190	$268	$189

Total Segment EBITDA (1)	$55,530	$57,164	$55,713	$58,002

(1)	Excludes intercompany consulting and support fees of $11.9 million and $12.1 million for Same Store and $12.1 million and $12.4 million for Total in the 24 weeks ended June 15, 2004 and June 14, 2005, respectively.

Continuing Operations. Total operating revenues increased when comparing the 24 weeks ended June 15, 2004 to the 24 weeks ended June 14, 2005 for same store country club and golf facilities primarily due to increased membership dues and food and beverage revenues. Membership dues increased $4.1 million or 4.4% as a result of a dues price increase. Food and beverage revenues increased $1.2 million or 2.6% due to increased volume and pricing. Golf revenues have remained relatively flat due to an increase in green fees and cart fees offset by a decrease in rounds played. Paid rounds decreased primarily due to heavy rains on the West coast early in the year.

Segment EBITDA increased from the 24 weeks ended June 15, 2004 to the 24 weeks ended June 14, 2005 for same store country club and golf facilities as a result of increased operating revenues, partially offset by a related increase in operating costs and expenses. Operating costs and expenses offset the majority of our revenue increases as the clubs had decreased activity in 2005 but incurred increased costs due to inflation increases as well as increased spending on golf course maintenance. The increase in costs is primarily covered by our dues price increase. Food and beverage operating margins have stabilized after a very slow start to the year. Depreciation and amortization increased slightly from $22.6 million for the 24 weeks ended June 15, 2004 to $22.9 million for the 24 weeks ended June 14, 2005.

Discontinued Operations. The periods ended June 15, 2004 and June 14, 2005 include one managed property divested in 2004 and one property currently held for sale in discontinued operations.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for the 24 weeks ended June 15, 2004 and June 14, 2005 (dollars in thousands, except number of facilities and lodging data):

	Same Store Resorts		Total Resorts
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations (1)	3	3	3	3
Operating revenues	$85,863	$101,119	$85,863	$101,119
Recognition of membership fees and deposits	2,822	2,730	2,822	2,730

Total operating revenues	$88,685	$103,849	$88,685	$103,849

Operating costs and expenses (2)	70,638	83,063	71,161	83,139

Segment EBITDA from continuing operations (2)	$18,047	$20,786	$17,524	$20,710

Segment EBITDA from discontinued operations	$—	$—	$—	$—

Total Segment EBITDA (2)	$18,047	$20,786	$17,524	$20,710

Lodging data (3 resorts) (1)
Room nights available	198,912	198,912
Room nights sold	107,164	112,579
Paid occupancy rate	53.9%	56.6%
Average daily rate (3)	$186	$191
Revenue per occupied room (4)	$728	$742

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. Other ancillary resort operations are included in summary financial data for Total Resorts.
(2)	Excludes intercompany consulting and support fees of $4.2 million and $2.6 million for Same Store and Total in the 24 weeks ended June 15, 2004 and June 14, 2005, respectively.
(3)	Average daily rate is based on the average room rate per day for the entire year-to-date.
(4)	Revenue per occupied room is based on total operating revenues excluding membership dues, recognition of member initiation fees and net managed rooms commissions.

Continuing Operations. Total operating revenues increased when comparing the 24 weeks ended June 15, 2004 to the 24 weeks ended June 14, 2005 for same store resorts. The primary reason for the increase is merchandise sales, ticket sales and rental of corporate hospitality tents during Pinehurst’s hosting of the 2005 U.S. Open. The 2005 U.S. Open week is seven days long with two of the days falling in our second quarter and the other five days falling in our third quarter. In addition, food and beverage and lodging revenues increased at Pinehurst and Barton Creek. Food and beverage a la carte and private party revenues increased a combined $1.1 million or 3.9% as a result of higher occupancy and spending by social guests during 2005 at Pinehurst and Barton Creek. A la carte revenues were mainly driven by higher occupancy rates while private party revenues had a significant increase in check average. Lodging revenues increased $1.7 million or 7.7% as a result of increased room nights and higher average room rates from the prior year at Pinehurst and Barton Creek.

Segment EBITDA improved from the 24 weeks ended June 15, 2004 to the 24 weeks ended June 14, 2005 for same store resorts due to profits generated from the 2005 U.S. Open at Pinehurst. In addition, the operating margins for food and beverage, lodging and retail improved at Pinehurst. Barton Creek had improved operating margins in food and beverage and lodging. Lodging expenses are more fixed in nature and so the increased lodging revenues had a direct effect on our net income contributing an additional $1.4 million. Depreciation and amortization decreased slightly from $7.6 million for the 24 weeks ended June 15, 2004 to $7.5 million for the 24 weeks ended June 14, 2005.

Business and Sports Clubs

The following tables present certain summary financial information for our business and sports clubs segment for the 24 weeks ended June 15, 2004 and June 14, 2005 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations	64	64	64	64
Operating revenues	$95,119	$98,862	$95,119	$98,862
Recognition of membership fees and deposits	1,042	979	1,042	979

Total operating revenues	$96,161	$99,841	$96,161	$99,841

Operating costs and expenses (1)	80,684	83,346	80,684	83,346

Segment EBITDA from continuing operations (1)	$15,477	$16,495	$15,477	$16,495

Segment EBITDA from discontinued operations	$399	$394	$579	$396

Total Segment EBITDA (1)	$15,876	$16,889	$16,056	$16,891

(1)	Excludes intercompany consulting and support fees of $4.8 million and $6.0 million for Same Store and Total, respectively in the 24 weeks ended June 15, 2004 and June 14, 2005.

Continuing Operations. Total operating revenues increased when comparing the 24 weeks ended June 15, 2004 to the 24 weeks ended June 14, 2005 at same store business and sports clubs primarily due to increased food and beverage private party revenues and membership dues. Food and beverage private party revenues increased $2.0 million or 7.4% due to an increase in both volume and pricing. Membership dues increased $1.5 million or 3.3% primarily due to an increase in members as well as a dues price increase in early 2005.

Segment EBITDA increased at same store business and sports clubs from the 24 weeks ended June 15, 2004 to the 24 weeks ended June 14, 2005 due to increased revenue partially offset by a related increase in operating costs and expenses, primarily food and beverage costs. Food and beverage margins improved when comparing 2004 to 2005. Depreciation and amortization decreased from $4.7 million for the 24 weeks ended June 15, 2004 to $4.0 million for the 24 weeks ended June 14, 2005.

Discontinued Operations. The periods ended June 15, 2004 and June 14, 2005 include four properties divested in 2004 and one property currently held for sale in discontinued operations.

Other Operations and Services – Continuing Operations

Other operations and services consist primarily of real estate operations and our corporate services. Revenues increased primarily due to fees we receive from third-party developers based on a percentage of their real estate sales.

Operating loss from other operations and services improved from the 24 weeks ended June 15, 2004 to the 24 weeks ended June 14, 2005 primarily due to revenue increases mentioned above as well as a rebate of previously incurred costs partially offset by increased insurance costs related to higher claims and the impairment of our investment in a consulting company. During the second quarter 2004, we accrued $4.4 million related to the potential settlement of an outstanding lawsuit related to one of our former properties.

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

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain our core properties, fund expansions at our current properties, and be poised for external growth in the marketplace. During the last few years, our focus has been on strengthening our cash position and refinancing and reducing our debt in order to support these goals. Our debt was refinanced in 2003 and has been paid down to $700 million as of June 14, 2005. We have paid down approximately $12 million since December 28, 2004.

Historically, we have financed our operations and cash needs primarily through cash flows from operations, debt and, to a lesser extent, proceeds from divestitures. We anticipate using cash flow from operations in 2005 principally to fund planned capital replacement expenditures, to repay debt and to build cash reserves. We also expect to use our cash flow in 2005 to grow and expand our business through a combination of improvements and expansions of existing facilities, on which we have spent approximately $29 million year-to-date. Based on our current projections, we believe our current assets and cash flow from operations are sufficient to meet our anticipated working capital and operating needs for the next 12 months as well as support our anticipated capital expenditures.

Debt

The majority of our outstanding debt at June 14, 2005 was obtained as a result of a major refinancing that took place during 2003. The refinancings resulted in mortgage portfolios which had a combined principal amount of approximately $658 million, including both fixed and variable rate portions. The combined refinancings were comprised of first mortgages on 40 properties and increased borrowings on two existing mortgage loans (see Note 9 of the Notes to Condensed Consolidated Financial Statements).

Under the provisions of certain of our debt agreements with Textron Financial Corporation (Textron), we are required to maintain debt service coverage ratios at both the portfolio and individual property level. Certain of these individual loans have cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of June 14, 2005, the debt service coverage ratio was below the minimum level for two individual properties participating in the loan, thereby causing the entire loan ($54 million outstanding principal amount as of June 14, 2005) to be in technical default. We cured the noncompliance by obtaining letters of credit totaling $6.2 million. Additionally, we are out of compliance on two separate promissory notes with Textron related to individual properties with a combined outstanding principal amount of $20 million as of June 14, 2005. Subsequent to June 14, 2005, we paid down $17 million related to one note and received a waiver letter on the other note to bring these properties into compliance. Also, we plan to payoff, prior to their contractual maturity, the remaining balance related to the property for which we received the waiver letter as well as one additional property held individually by Textron. The total amount to be paid off is approximately $8 million. The $25 million that has or will be paid off subsequent to June 14, 2005 has been reclassified to the current portion of long-term debt in the Condensed Consolidated Balance Sheet.

In addition to amounts reclassed to the current portion of long-term debt due to early payoffs and covenant compliance, we have approximately $55 million of unpaid principal maturing during the second quarter of 2006 that has also been reclassified as current. We are in negotiations with one of our lenders regarding a portion of this maturing debt to pay off the balance of approximately $37 million before year-end 2005 and obtain a new line of credit.

Cash and Cash Flow

As a result of our debt refinancing, we no longer have a line of credit. Consequently, we maintain a higher cash balance on hand to cover basic working capital requirements. Our unrestricted cash position was $116 million as of June 14, 2005 as compared to $96 million at December 28, 2004. As previously mentioned, we are in negotiations to pay off the balance of one of our property mortgages before year-end 2005 and obtain a new line of credit which would reduce our outstanding debt and decrease the cash balance on our balance sheet.

Our cash flow from operations was $60.5 million for the 24 weeks ended June 14, 2005, an increase of $15.8 million over 2004. In addition to our daily operating transactions, a key component of our annual operating cash comes from our membership programs. Membership deposits and fees represent advance initiation deposits for the right to become a member. Membership deposits are generally not refundable until a fixed number of years (generally 30 years) after the date of acceptance as a member while membership fees are not refundable. Cash from deposits is used to fund our normal operations. Revenue recognition of these deposits is deferred and amortized. In recent years, we have increasingly allowed new members to defer a portion of the payment of fees and deposits as an incentive for them to join. Although this practice adversely affects the current amount of cash received for fees and deposits, it is subsequently offset through the receipt of recurring membership dues and other revenues received from these members.

We utilize cash to fund operations, maintain our properties, pay down our debt and related interest, and, to a limited extent, buy back company stock. For the 24 weeks ended June 14, 2005, we reduced debt by nearly $12 million and increased our cash and cash equivalents by approximately $20 million. For the remainder of 2005, we are considering additional investments in expanding our existing properties or acquiring new properties as well as prepaying or refinancing portions of our debt. We are in negotiations with one of our lenders regarding a possible refinancing that will decrease interest rates while extending the maturity date.

Capital Spending

The nature of our business requires us to invest a significant amount of capital in our existing properties to maintain them. For the 24 weeks ended June 14, 2005, we expended approximately $27 million in maintenance capital, and we anticipate spending approximately $68 million in fiscal 2005 for maintenance capital.

In addition to maintaining our properties, we also spend discretionary capital to expand existing properties and to enter into new business opportunities. Capital expansion funding totaled more than $2 million for the 24 weeks ended June 14, 2005.

Risks

We believe that we have sufficient and stable funds to allow us to operate our business for the next 12 months as well as evaluate growth opportunities during 2005 and beyond. However, the occurrence of any of the following events might limit our ability to fund operations or provide adequate capital funding:

•	Lack of compliance with debt covenants – currently our defaults on the Textron note are covered by waivers and/or letters of credit. However, should operations cause adverse results at one or a group of properties, we could be put in a position of having to pay down debt or secure additional financing.

•	Exercise of the limited put right by our ESOP – As a means of providing liquidity to the trustees of the Amended Plan, we have provided the trustees a limited put right (the “Redemption Right”) to cause us to redeem common stock, held in trust on behalf of the Amended Plan, at the most recent appraised fair market value as necessary, in the event the trust does not have adequate resources, to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the Amended Plan. We do not expect that the Redemption Right will be exercised to a significant extent in 2005, but if it is, we could be required to repurchase shares of common stock.

•	Exercise of certain rights by our third party investor – During 1999, we sold 9,375,000 shares of common stock and warrants to acquire 1,012,500 shares of common stock to The Cypress Group. Beginning in October 2004, we are

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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

During the 24 weeks ended June 14, 2005, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Annual Report on Form 10-K for the year ended December 28, 2004. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments” in the Form 10-K for December 28, 2004 for a detailed discussion.

Factors That May Affect Future Operating Results and the Accuracy of Our Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential” or “continue,” or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section and in our Form 10-K for the year ended December 28, 2004.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that all information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 has been recorded, processed, summarized and reported within the time periods specified by the Securities Exchange Commission.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the twelve weeks ended June 14, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits

(a) Exhibits

10.35 – ClubCorp, Inc. Deferred Compensation Plan

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

ClubCorp, Inc.

Date: July 28, 2005	By:	/s/ Jeffrey P. Mayer
Jeffrey P. Mayer
Chief Financial Officer