Form 10-Q
period 2005-09-06
CLUBCORP INC
filed 2005-10-20
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 6, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of October 20, 2005 was 93,113,340.

CLUBCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ClubCorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

Assets	December 28, 2004	September 6, 2005
Current assets:
Cash and cash equivalents	$96,180	$94,359
Restricted cash	28,742	21,650
Membership and other receivables, net	71,008	80,387
Inventories	19,684	20,519
Prepaid expenses and other assets	33,313	29,193

Total current assets	248,927	246,108

Property and equipment, net	1,138,178	1,135,729
Notes receivable	43,436	38,969
Other assets	87,444	81,659

Total assets	$1,517,985	$1,502,465

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$79,699	$74,375
Long-term debt—current portion	23,220	75,015
Membership deposits—current portion	16,940	18,387
Other liabilities	130,199	128,853

Total current liabilities	250,058	296,630
Long-term debt, net of current portion	684,601	596,499
Other liabilities	139,490	139,490
Membership deposits, net of current portion	136,776	146,460

Total liabilities	1,210,925	1,179,079
Redemption value of common stock held by benefit plan	47,180	51,327

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 93,379,080 outstanding at December 28, 2004 and 93,113,340 at September 6, 2005	996	996
Additional paid-in capital	161,672	161,672
Accumulated other comprehensive loss	(7,013)	(5,760)
Retained earnings	168,582	182,809
Treasury stock, 6,215,328 shares at December 28, 2004 and 6,481,068 at September 6, 2005	(64,357)	(67,658)

Total stockholders’ equity	259,880	272,059

Total liabilities and stockholders’ equity	$1,517,985	$1,502,465

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 7, 2004	September 6, 2005	September 7, 2004	September 6, 2005
Continuing operations:

Operating revenues	$218,449	$274,321	$636,038	$719,756

Operating costs and expenses	170,537	208,262	490,847	548,854
Depreciation and amortization	19,660	19,472	60,270	58,157
Selling, general and administrative expenses	12,379	15,658	47,748	49,070
Loss on disposals and impairment of assets	1,187	899	4,561	2,255

Operating income from continuing operations	14,686	30,030	32,612	61,420
Interest and investment income	575	927	1,356	2,585
Interest expense	(13,820)	(13,963)	(41,344)	(42,297)

Income (loss) from continuing operations before income taxes and minority interest	1,441	16,994	(7,376)	21,708

Income tax provision	(922)	(337)	(2,370)	(2,848)
Minority interest	194	(329)	(274)	(543)

Income (loss) from continuing operations	713	16,328	(10,020)	18,317

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(298)	470	(266)	110
Income tax provision	(18)	(13)	(68)	(53)

Income (loss) from discontinued operations	(316)	457	(334)	57

Net income (loss)	$397	$16,785	$(10,354)	$18,374

Basic earnings (loss) per share from:
Continuing operations	$0.01	$0.18	$(0.11)	$0.20
Discontinued operations	(0.01)	0.00	0.00	0.00

Basic earnings (loss) per share	$0.00	$0.18	$(0.11)	$0.20

Diluted earnings (loss) per share from:
Continuing operations	$0.01	$0.18	$(0.11)	$0.19
Discontinued operations	(0.01)	0.00	0.00	0.00

Diluted earnings (loss) per share	$0.00	$0.18	$(0.11)	$0.19

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirty-six Weeks Ended
	September 7, 2004	September 6, 2005
Cash flows from operating activities:
Net income (loss)	$(10,354)	$18,374
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	61,064	58,294
Loss on disposals and impairment of assets	3,649	1,623
Amortization of discount on membership deposits	8,251	8,933
Net change in real estate held for sale	342	2,099
Net change in prepaid expenses	(3,336)	4,275
Net change in membership and other receivables, net	(5,940)	(9,875)
Net change in accounts payable and accrued liabilities	(14,181)	(6,591)
Net change in deferred income and other liabilities	14,235	(14,653)
Net change in deferred membership revenues	10,391	11,087
Other	7,360	8,499

Cash flows from operating activities	71,481	82,065

Cash flows from investing activities:
Additions to property and equipment	(39,196)	(46,906)
Acquisition of facilities	—	(1,974)
Development of real estate held for sale	(1,239)	(5,981)
Net change in notes receivable	6,193	7,949
Net change in restricted cash	(1,225)	7,092
Other	122	436

Cash flows from investing activities	(35,345)	(39,384)

Cash flows from financing activities:
Repayments of long-term debt	(26,412)	(41,801)
Change in membership deposits	7,428	600
Treasury stock transactions	(1,362)	(3,301)

Cash flows from financing activities	(20,346)	(44,502)

Net change in cash and cash equivalents	15,790	(1,821)
Cash and cash equivalents at beginning of period	64,420	96,180

Cash and cash equivalents at end of period	$80,210	$94,359

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

In our opinion, the accompanying Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the consolidated financial position of ClubCorp as of December 28, 2004 and September 6, 2005, and the consolidated results of operations for the twelve weeks and thirty-six weeks ended September 7, 2004 and September 6, 2005, and cash flows for the thirty-six weeks ended September 7, 2004 and September 6, 2005. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Cash and cash equivalents

For purposes of the Condensed Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand and interest bearing deposits in financial institutions, all of which have maturities of 90 days or less.

Restricted cash

We had $28.7 million and $21.7 million of restricted cash at December 28, 2004 and September 6, 2005, respectively. The 2005 balance is comprised of cash which serves as collateral for letters of credit totaling $19.0 million representing collateral related to insurance policies and letters of credit totaling $2.7 million representing collateral related to debt covenants (See Note 9). The letters of credit have one-year terms and, therefore, the related restricted cash is included in current assets.

Recent Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on fair value on the grant date of the equity instruments issued or marked to market each period for the liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award. This new standard will be effective for us beginning in our first quarter of 2006. We are in the process of evaluating the impact of this standard on our financial statements.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished.

ClubCorp, Inc.

SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. We will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 29 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes”, previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We will apply the requirements of SFAS No. 154 on any future accounting changes or error corrections.

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

During the thirty-six weeks ended September 6, 2005, in accordance with our Omnibus Stock Plan, we granted 671,410 options to purchase common stock. There were no options to purchase common stock granted during the twelve weeks ended September 6, 2005. We granted 210,000 options to purchase common stock during the thirty-six weeks ended September 7, 2004, of which, 60,000 options were granted during the twelve weeks ended September 7, 2004. Stock compensation expense related to options has not been recorded for any of the periods presented.

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

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 7, 2004	September 6, 2005	September 7, 2004	September 6, 2005
Net income (loss) as reported	$397	$16,785	$(10,354)	$18,374

Less: Total stock-based compensation expense determined under fair value method, net of taxes	(390)	(705)	(1,725)	(2,727)

Pro forma net earnings (loss)	$7	$16,080	$(12,079)	$15,647

Basic earnings (loss) per share—Reported	$0.00	$0.18	$(0.11)	$0.20

Basic earnings (loss) per share—Pro Forma	$0.00	$0.17	$(0.13)	$0.17

Diluted earnings (loss) per share—Reported	$0.00	$0.18	$(0.11)	$0.19

Diluted earnings (loss) per share—Pro Forma	$0.00	$0.17	$(0.13)	$0.17

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

The joint venture purchases virtually all the support services it requires from us and from the real estate developer under management service agreements, which expire at the completion of the development. With the adoption of FIN 46R, we consolidated the joint venture beginning with our March 23, 2004 Condensed Consolidated Balance Sheet, as the joint venture was determined to be a variable interest entity with us as its primary beneficiary. Due to the historical net operating losses of the joint venture in excess of the partners’ equity interests of the joint venture not owned by us, no noncontrolling interests are reported in our September 6, 2005 Condensed Consolidated Balance Sheet. The investment was previously carried as a $19.8 million investment liability prior to consolidation.

The joint venture was financed by the assumption of debt of which $11.8 million is currently outstanding and is included in long-term debt, along with accrued interest of approximately $11.7 million. The majority of the joint venture’s debt is payable only out of distributable cash flow, as defined by the agreements. The notes are subordinated and junior to other liens and are collateralized by the real estate owned by the joint venture. The creditors of the joint venture do not have recourse to our other assets.

Other variable interest entities consolidated by us in conjunction with the implementation of FIN 46R include a managed golf operation and liquor pool entities associated with certain properties. The impact of consolidating these entities on the Consolidated Balance Sheets and Consolidated Statements of Operations is not significant.

ClubCorp, Inc.

Note 3. Operating revenues

We recognized revenues from the following sources (dollars in thousands):

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 7, 2004	September 6, 2005	September 7, 2004	September 6, 2005
Revenues from continuing operations:
Membership fees and deposits	$8,103	$8,293	$26,491	$24,896
Membership dues	74,565	77,596	222,314	232,942
Golf operations revenues (1)	43,565	77,037	121,568	160,825
Food and beverage revenues	57,313	60,927	173,409	181,975
Lodging revenues	14,596	15,815	38,424	41,402
Other revenues (2)	20,307	34,653	53,832	77,716

Total operating revenues from continuing operations	$218,449	$274,321	$636,038	$719,756

Revenues from discontinued operations:
Membership fees and deposits	$38	$26	$119	$85
Membership dues	1,981	1,062	6,866	3,232
Golf operations revenues	530	364	1,170	1,049
Food and beverage revenues	641	367	2,487	1,014
Other revenues	843	621	2,692	1,896

Total operating revenues from discontinued operations	$4,033	$2,440	$13,334	$7,276

Total operating revenues	$222,482	$276,761	$649,372	$727,032

(1)	2005 amounts include the impact of ticket sales, rental of corporate hospitality tents and concessions related to the 2005 U.S. Open.
(2)	2005 amounts include the impact of merchandise sales related to the 2005 U.S. Open.

Note 4. Income tax provision

The income tax provision for the twelve weeks and thirty-six weeks ended September 7, 2004 and September 6, 2005 differ from amounts computed by applying the U.S. Federal tax rate of 35% to income (loss) from operations before income taxes and minority interest primarily due to foreign and state income taxes, net of Federal benefit (provision), and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes. In addition, for the twelve weeks and thirty-six weeks ended September 6, 2005, we fully reserved all additional tax benefits from available carryforwards of net operating losses generated during the periods and, therefore, recorded no income tax (provision) benefit related to federal income taxes. Therefore, the provisions for 2005 contain only foreign and state income taxes on the Condensed Consolidated Statement of Operations.

ClubCorp, Inc.

Note 5. Weighted average shares

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 7, 2004	September 6, 2005	September 7, 2004	September 6, 2005
Weighted average shares outstanding	93,638,694	93,115,990	93,679,699	93,248,170

Incremental shares from assumed conversion of options	864,292	1,317,071	—	1,317,071

Diluted weighted average shares	94,502,986	94,433,061	93,679,699	94,565,241

The following table summarizes the weighted average number of shares used to calculate basic and diluted earnings (loss) per share:

The diluted weighted average shares exclude the impact of the assumed conversion of options to acquire 621,036 shares of common stock for the thirty-six weeks ended September 7, 2004, because they would be anti-dilutive due to our net loss in the period.

Note 6. Property and equipment

Property and equipment consists of the following (dollars in thousands):

	December 28, 2004	September 6, 2005
Land and land improvements	$733,171	$745,492
Buildings and recreational facilities	499,570	508,220
Leasehold improvements	105,823	105,692
Furniture and fixtures	134,874	140,858
Machinery and equipment	279,562	301,103
Construction in progress	17,570	20,797

	1,770,570	1,822,162
Accumulated depreciation and amortization	(632,392)	(686,433)

	$1,138,178	$1,135,729

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

As of September 6, 2005, we had two properties classified as held for sale as well as one property divested in 2005. The balance sheet amounts related to these properties were reclassified to Other Current Assets and Other Current Liabilities on the Consolidated Balance Sheets and were comprised of the following (dollars in thousands):

	December 28, 2004	September 6, 2005
Membership and other receivables, net	$641	$982
Inventories	198	160
Other current assets	98	72
Property and equipment, net	9,864	9,885
Other assets	120	74

Total assets	$10,921	$11,173

Accounts payable and accrued liabilities	$259	$214
Other current liabilities	706	896
Long-term debt	2,879	2,830
Other liabilities	401	318

Total liabilities	$4,245	$4,258

The properties were reclassified to discontinued operations on the Condensed Consolidated Statement of Operations for all periods presented. See Note 10 for detail of the Statement of Operations impact of discontinued operations by segment and in total.

There was $0.8 million recorded for impairment of assets during the thirty-six weeks ended September 6, 2005, none of which was recorded during the twelve weeks ended September 6, 2005. We recorded $0.4 million and $1.7 million for impairment of assets for the twelve weeks and thirty-six weeks ended September 7, 2004, respectively.

Note 8. Comprehensive Income (Loss)

The following summarizes the components of comprehensive income (loss) (dollars in thousands):

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 7, 2004	September 6, 2005	September 7, 2004	September 6, 2005
Net income (loss)	$397	$16,785	$(10,354)	$18,374
Foreign currency translation adjustment	(653)	887	(3,216)	1,253

Total comprehensive income (loss)	$(256)	$17,672	$(13,570)	$19,627

ClubCorp, Inc.

Note 9. Long term debt

Under the provisions of certain of our debt agreements with Textron Financial Corporation (Textron), we are required to maintain debt service coverage ratios at both the portfolio and individual property level. Certain of these individual loans have cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of September 6, 2005, the debt service coverage ratio was below the minimum level for two individual properties participating in the loan, thereby causing the entire loan ($53 million outstanding principal amount as of September 6, 2005) to be in technical default. We cured the noncompliance by obtaining letters of credit totaling $2.7 million.

In addition to amounts reclassified to the current portion of long-term debt due to covenant noncompliance, we have approximately $56 million of unpaid principal maturing by the end of the third quarter of 2006 which has also been classified as current. We are in negotiations with one of our lenders regarding a portion of this maturing debt to pay off the balance of approximately $37 million before year-end 2005 and obtain a new line of credit.

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

Resorts offer a wide variety of amenities including golf courses, lodging and conference facilities, dining areas and other recreational facilities. Resorts are open to the public and offer optional membership. In 2005, resorts operations include the impact of hosting the 2005 U.S. Open at Pinehurst.

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

ClubCorp, Inc.

Financial information for the segments is as follows (dollars in thousands):

	Continuing Operations

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 7, 2004	September 6, 2005	September 7, 2004	September 6, 2005
Operating revenues
Country club and golf facilities	$121,103	$128,397	$350,595	$364,786
Resorts	51,210	95,569	139,895	199,417
Business and sports clubs	43,867	45,206	140,028	145,046
Other operations and services	2,269	5,149	5,520	10,507

Total operating revenues	$218,449	$274,321	$636,038	$719,756

EBITDA
Country club and golf facilities	$27,824	$28,341	$83,486	$86,467
Resorts	11,275	27,548	28,799	48,258
Business and sports clubs	5,092	5,269	20,569	21,763

Reportable segment EBITDA	$44,191	$61,158	$132,854	$156,488

Reconciliation to income (loss) before income taxes and minority interest:

Reportable segment EBITDA	44,191	$61,158	$132,854	$156,488
Other operations and services operating revenues	2,269	5,149	5,520	10,507
Other operations and services operating costs and expenses	(10,927)	(15,906)	(40,931)	(45,163)
Depreciation and amortization	(19,660)	(19,472)	(60,270)	(58,157)
Loss on disposals and impairment of assets	(1,187)	(899)	(4,561)	(2,255)
Interest and investment income	575	927	1,356	2,585
Interest expense	(13,820)	(13,963)	(41,344)	(42,297)

Income (loss) from operations before income taxes and minority interest	$1,441	$16,994	$(7,376)	$21,708

ClubCorp, Inc.

	Discontinued Operations

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 7, 2004	September 6, 2005	September 7, 2004	September 6, 2005
Operating revenues
Country club and golf facilities	$1,429	$1,268	$3,729	$3,594
Resorts	—	—	—	—
Business and sports clubs	2,604	1,172	9,605	3,682
Other operations and services	—	—	—	—

Total operating revenues	$4,033	$2,440	$13,334	$7,276

EBITDA
Country club and golf facilities	$168	$112	$219	$(12)
Resorts	—	—	—	—
Business and sports clubs	167	158	745	554

Reportable segment EBITDA	$335	$270	$964	$542

Reconciliation to income (loss) before income taxes:

Reportable segment EBITDA	$335	$270	$964	$542
Other operations and services operating revenues	—	—	—	—
Other operations and services operating costs and expenses	(208)	(118)	(695)	(357)
Depreciation and amortization	(215)	(17)	(794)	(137)
Gain on disposals and impairment of assets	10	567	912	632
Interest and investment income	—	—	—	1
Interest expense	(220)	(232)	(653)	(571)

Income (loss) from operations before income taxes	$(298)	$470	$(266)	$110

ClubCorp, Inc.

	Total Company

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 7, 2004	September 6, 2005	September 7, 2004	September 6, 2005
Operating revenues
Country club and golf facilities	$122,532	$129,665	$354,324	$368,380
Resorts	51,210	95,569	139,895	199,417
Business and sports clubs	46,471	46,378	149,633	148,728
Other operations and services	2,269	5,149	5,520	10,507

Total operating revenues	$222,482	$276,761	$649,372	$727,032

EBITDA
Country club and golf facilities	$27,992	$28,453	$83,705	$86,455
Resorts	11,275	27,548	28,799	48,258
Business and sports clubs	5,259	5,427	21,314	22,317

Reportable segment EBITDA	$44,526	$61,428	$133,818	$157,030

Reconciliation to income (loss) before income taxes and minority interest:
Reportable segment EBITDA	$44,526	$61,428	$133,818	$157,030
Other operations and services operating revenues	2,269	5,149	5,520	10,507
Other operations and services operating costs and expenses	(11,135)	(16,024)	(41,626)	(45,520)
Depreciation and amortization	(19,875)	(19,489)	(61,064)	(58,294)
Loss on disposals and impairment of assets	(1,177)	(332)	(3,649)	(1,623)
Interest and investment income	575	927	1,356	2,586
Interest expense	(14,040)	(14,195)	(41,997)	(42,868)

Income (loss) from operations before income taxes and minority interest	$1,143	$17,464	$(7,642)	$21,818

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of September 6, 2005, we operated 100 country clubs, golf clubs and public golf facilities, three destination golf resorts and 65 business, sports and business/sports clubs in 27 states, Washington D.C. and three foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in Pinehurst, North Carolina, The Homestead® Resort in Hot Springs, Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles, California. Golf Digest, Golf Travel and other golf industry publications have consistently ranked several of our approximately 150 golf courses and destination golf resorts among the best in the United States.

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

Our consolidated financial statements are presented on a 52/53 week fiscal year ending on the last Tuesday of December, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The following discussion of our financial condition and results of operations for the 12 and 36 weeks ended September 7, 2004 and September 6, 2005 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 28, 2004, as filed with the Securities and Exchange Commission.

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

Results of Operations

2005 U.S. Open

During the week of June 13-19, 2005, we hosted the U.S. Open at Pinehurst. For the 12 and 36 weeks ended September 6, 2005, we generated operating revenues of approximately $41 million and $51 million, respectively, from merchandise sales, ticket sales and rental of corporate hospitality tents related to the U.S. Open. Furthermore, for the 12 and 36 weeks ended September 6, 2005, we generated operating income of approximately $13 million. The results of operations from the U.S. Open are primarily reflected in our resorts segment; however, a portion of the expenditures were incurred by corporate services and are reflected in other operations and services.

In addition to the effect on current year, we also incurred $3 million of expenses related to hosting the U.S. Open in the three previous years for planning, maintenance and preparation. From inception-to-date, we have generated approximately $10 million of operating income from hosting the U.S. Open.

General

We analyze operating results and manage our business segments using the following concepts and definitions:

We employ “same store” analysis techniques for a variety of management purposes. By our definition, facilities are evaluated yearly and considered “same store” once they have been fully operational for one year. Developing facilities and divested facilities are not classified as same store; however, facilities held for sale and held and used are considered same store until they are divested. This distinction between developing and same store facilities allows us to separately analyze the operating results of our established and new facilities. We believe this approach provides an effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our same store facilities without the distortions that would be caused by the inclusion of developing properties. Facilities divested during a period are removed from the same store classification for all periods presented. We analyze membership and lodging data on a same store basis as well, so that it is not distorted by divestitures. We believe this provides a clearer picture of trends in our continuing operations.

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

12 Weeks Ended September 7, 2004 Compared to 12 Weeks Ended September 6, 2005

Consolidated Operations – Continuing Operations

Operating revenues increased in all three operating segments – country club and golf facilities, resorts and business and sports clubs – ending the third quarter at a consolidated total of $274.3 million, an improvement of 26% over third quarter 2004. The increase in operating revenues was primarily due to generating $41 million from hosting the U.S. Open. Country club and golf facilities operating revenue increased 6% over 2004, with the most significant contributions in dues income, golf operations and food and beverage revenue. Resorts operating revenue increased 87% over 2004 primarily related to the U.S. Open. In addition to the U.S. Open, resorts operating revenues increased over 2004 primarily related to increases in golf operations, lodging and retail sales at Pinehurst and Barton Creek. Business and sports clubs operating revenue increased 3% over 2004 primarily due to increased dues income and food and beverage private party revenue.

Operating costs and expenses for country club and golf facilities, resorts and business and sports clubs generally increased as a result of costs related to increased operating revenues. Country club and golf facilities operating costs and expenses primarily increased in food and beverage, golf operations and golf course maintenance. Resorts operating costs and expenses primarily increased in golf operations and retail as a result of hosting the U.S. Open. Business and sports clubs operating costs and expenses primarily increased in food and beverage operations.

Operating income increased in all three operating segments. Operating income for country club and golf facilities reflected improved margins in food and beverage operations resulting from lower cost of goods as well as improved payroll costs offset by decreased margins in golf operations due to increased costs for golf course maintenance as well as higher payroll costs. Resorts operating income reflected improved margins in golf operations due to hosting the U.S. Open at Pinehurst. In addition,

Pinehurst and Barton Creek had improved lodging margins due to higher average daily rate. Business and sports clubs operating income reflected a lower food and beverage margin due to the increase in private party events which operate at a lower margin.

Consolidated Operations—Discontinued Operations

The periods ended September 7, 2004 and September 6, 2005 include five properties divested in 2004, one property divested in 2005 and two properties currently held for sale in discontinued operations. Operating revenues for these properties decreased from $4.0 million in 2004 to $2.4 million in 2005. Net income (loss) from these properties improved $0.8 million from 2004 to 2005. In accordance with SFAS 144, depreciation expense is not recorded beginning with the quarter a property is classified as held for sale.

Segment and Other Information – 12 Weeks

Country Club and Golf Facilities

The following tables present certain summary financial information for our country club and golf facilities segment for the twelve weeks ended September 7, 2004 and September 6, 2005 (dollars in thousands):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations	93	93	95	98
Operating revenues	$114,529	$119,865	$115,184	$122,127
Recognition of membership fees and deposits	5,919	6,237	5,919	6,270

Total operating revenues	$120,448	$126,102	$121,103	$128,397
Operating costs and expenses (1)	93,256	98,330	93,279	100,056

Segment EBITDA from continuing operations (1)	$27,192	$27,772	$27,824	$28,341

Segment EBITDA from discontinued operations	$132	$110	$168	$112

Total Segment EBITDA (1)	$27,324	$27,882	$27,992	$28,453

(1)	Excludes intercompany consulting and support fees of $5.9 million and $5.9 million for Same Store and $6.5 million and $6.2 million for Total in the twelve weeks ended September 7, 2004 and September 6, 2005, respectively.

Continuing Operations. Total operating revenues increased from 2004 to 2005 for same store country club and golf facilities primarily due to increased membership dues, golf operations and food and beverage revenues. Membership dues income increased 3% as a result of a dues price increase in early 2005. Golf operations revenue increased 3% due to increased pricing offset by a decrease in rounds played. Food and beverage a la carte and private party revenues increased 7% and 15%, respectively, as a result of higher volume and pricing.

Segment EBITDA increased from 2004 to 2005 for same store country club and golf facilities as a result of increased operating revenues, offset by a related increase in operating costs and expenses. Operating costs and expenses offset most of our revenue increases due to inflationary increases as well as increased spending on golf course maintenance. Operating margins for food and beverage improved due to lower cost of goods as well as improved management of payroll costs. Although golf revenues have increased, expenses increased at a greater rate due primarily to golf course maintenance and payroll costs. These costs are primarily covered by our dues pricing increases. Depreciation and amortization increased slightly from $11.2 million for 2004 to $11.6 million for 2005.

Discontinued Operations. The periods ended September 7, 2004 and September 6, 2005 include one managed property divested in 2004, one property divested in 2005 and one property currently held for sale in discontinued operations.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for the twelve weeks ended September 7, 2004 and September 6, 2005 (dollars in thousands, except number of facilities and lodging data):

	Same Store Resorts		Total Resorts
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations (1)	3	3	3	3
Operating revenues	$49,789	$94,207	$49,789	$94,207
Recognition of membership fees and deposits	1,421	1,362	1,421	1,362

Total operating revenues	$51,210	$95,569	$51,210	$95,569
Operating costs and expenses (2)	39,573	68,021	39,935	68,021

Segment EBITDA from continuing operations (2)	$11,637	$27,548	$11,275	$27,548

Segment EBITDA from discontinued operations	$—	$—	$—	$—

Total Segment EBITDA (2)	$11,637	$27,548	$11,275	$27,548

Lodging data (3 resorts) (1)
Room nights available	99,456	99,456
Room nights sold	64,928	67,231
Paid occupancy rate	65.3%	67.6%
Average daily rate (3)	$178	$186
Revenue per occupied room (4)	$708	$732

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek.
(2)	Excludes intercompany consulting and support fees of $2.1 million and $1.3 million for Same Store and Total in the twelve weeks ended September 7, 2004 and September 6, 2005, respectively.
(3)	Average daily rate is based on the average room rate per day for the quarter-to-date.
(4)	Revenue per occupied room is based on total operating revenues excluding membership dues, recognition of member initiation fees and net managed rooms commissions.

Continuing Operations. Total operating revenues increased from 2004 to 2005 for same store resorts primarily due to increased revenues at Pinehurst principally in merchandise sales, ticket sales and rental of corporate hospitality tents during the hosting of the 2005 U.S. Open. The U.S. Open week was seven days long with five of the days falling in our third quarter and resulted in $41 million of operating revenues during the third quarter. Excluding the impact of the U.S. Open, total operating revenues improved for the resorts segment. Higher occupancy and revenue per occupied room at Pinehurst resulted in increased lodging and retail revenues. Barton Creek increased operating revenues 12% primarily due to increased occupancy and spending which has led to increased food and beverage and lodging revenues. The Homestead operating revenues were flat comparing 2004 to 2005 with an increase in occupancy offset by a decrease in revenue per occupied room.

Segment EBITDA improved comparing 2004 to 2005 for same store resorts primarily due to profits from the U.S. Open which generated incremental EBITDA of approximately $14 million and impacted golf operations and retail margins at Pinehurst. In addition to the U.S. Open, Pinehurst had improved operating margins for golf operations, lodging and retail sales primarily due to improved management of payroll and other expenses offset by a decrease in food and beverage margins. Barton Creek had improved operating margins in lodging and golf operations primarily due to improved payroll management as well as decreased golf course maintenance expenses as a percentage of revenues offset by a decrease in food and beverage margins. The Homestead had improved operating margins for food and beverage offset by a decrease in margins for golf operations, lodging and retail sales. Depreciation and amortization remained steady at $3.8 million year-over-year.

Business and Sports Clubs

The following tables present certain summary financial information for our business and sports clubs segment for the twelve weeks ended September 7, 2004 and September 6, 2005 (dollars in thousands):

	Same Store Business		Total Business
	and Sports Clubs		and Sports Clubs
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations	64	64	64	64
Operating revenues	$43,358	$44,730	$43,358	$44,730
Recognition of membership fees and deposits	509	476	509	476

Total operating revenues	$43,867	$45,206	$43,867	$45,206
Operating costs and expenses (1)	38,775	39,937	38,775	39,937

Segment EBITDA from continuing operations (1)	$5,092	$5,269	$5,092	$5,269

Segment EBITDA from discontinued operations	$158	$154	$167	$158

Total Segment EBITDA (1)	$5,250	$5,423	$5,259	$5,427

(1)	Excludes intercompany consulting and support fees of $2.4 million and $3.0 million for Same Store and Total, respectively in the twelve weeks ended September 7, 2004 and September 6, 2005.

Continuing Operations. Total operating revenues increased from 2004 to 2005 at same store business and sports clubs primarily due to increased food and beverage private party revenues and membership dues. Food and beverage private party revenues increased 5% due to an increase in both volume and pricing. Membership dues increased 2% primarily due to a dues price increase in early 2005.

Segment EBITDA increased at same store business and sports clubs comparing 2004 to 2005 due to increased revenue partially offset by a related increase in operating costs and expenses, consisting primarily of food and beverage costs. Food and beverage margins declined due to a shift in mix towards more private party events which operate at a lower margin. Depreciation and amortization decreased from $2.4 million in 2004 to $2.0 million in 2005.

Discontinued Operations. The periods ended September 7, 2004 and September 6, 2005 include four properties divested in 2004 and one property currently held for sale in discontinued operations.

Other Operations and Services – Continuing Operations

Other operations and services consist primarily of real estate operations and our corporate services. Revenues increased primarily due to fees we receive from third-party developers based on a percentage of their real estate sales. Additionally, third quarter 2005 includes lot sales of approximately $2.2 million.

Operating loss from other operations and services increased comparing 2004 to 2005 primarily due to a recovery of previously accrued expenses during third quarter 2004 related to a legal settlement. In 2005, we also incurred approximately $1 million of expenses in corporate services related to the hosting of the 2005 U.S. Open.

36 Weeks Ended September 7, 2004 Compared to 36 Weeks Ended September 6, 2005

Consolidated Operations – Continuing Operations

Operating revenues increased in all three operating segments – country club and golf facilities, resorts and business and sports clubs – ending the 36 weeks ended September 6, 2005 at a consolidated total of $719.8 million, an improvement of 13% over the 36 weeks ended September 7, 2004. The increase in operating revenues was primarily due to generating $51 million from hosting the U.S. Open. Country club and golf facilities operating revenue increased 4% over 2004, with the most significant contributions in dues income and food and beverage revenue. These increases were partially offset by decreases in membership fees and deposits. Resorts operating revenues increased 43% over 2004 primarily related to the U.S. Open. In addition to the U.S. Open, resorts operating revenues increased over 2004 primarily related to increases in golf operations, food and beverage, lodging and retail sales at Pinehurst and Barton Creek. Business and sports clubs operating revenue increased 4% primarily due to increased food and beverage revenue as well as dues income.

Operating costs and expenses for country club and golf facilities, resorts and business and sports clubs generally increased as a result of costs related to increased operating revenues. Country club and golf facilities operating costs and expenses primarily increased in food and beverage, golf operations and golf course maintenance. Resorts operating costs and expenses increased in golf operations and retail primarily as a result of hosting the U.S. Open. Business and sports clubs operating costs and expenses primarily increased in food and beverage operations.

Operating income increased in all three operating segments. Operating income for country club and golf facilities reflected improved margins in food and beverage operations resulting from lower cost of goods as well as improved payroll costs offset by decreased margins in golf operations due to increased costs for golf course maintenance as well as higher payroll costs. Resorts operating income reflected improved margins in golf operations due to hosting the U.S. Open at Pinehurst. In addition, Pinehurst and Barton Creek had improved lodging and retail margins due to higher average daily rate and spending. Business and sports clubs operating income reflected a relatively flat food and beverage margin.

Consolidated Operations—Discontinued Operations

The periods ended September 7, 2004 and September 6, 2005 include five properties divested in 2004, one property divested in 2005 and two properties currently held for sale in discontinued operations. Operating revenues for these properties decreased from $13.3 million in 2004 to $7.3 million in 2005. Net income (loss) from these properties improved $0.4 million from 2004 to 2005. In accordance with SFAS 144, depreciation expense is not recorded beginning with the quarter a property is classified as held for sale.

Segment and Other Information – 36 Weeks

Country Club and Golf Facilities

The following tables present certain summary financial information for our country club and golf facilities segment for the 36 weeks ended September 7, 2004 and September 6, 2005 (dollars in thousands):

	Same Store		Total
	Country Club and		Country Club and
	Golf Facilities		Golf Facilities
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations	93	93	95	98
Operating revenues	$329,720	$340,270	$330,563	$345,972
Recognition of membership fees and deposits	20,032	18,706	20,032	18,814

Total operating revenues	$349,752	$358,976	$350,595	$364,786
Operating costs and expenses (1)	267,084	273,918	267,109	278,319

Segment EBITDA from continuing operations (1)	$82,668	$85,058	$83,486	$86,467

Segment EBITDA from discontinued operations	$402	$301	$219	$(12)

Total Segment EBITDA (1)	$83,070	$85,359	$83,705	$86,455

(1)	Excludes intercompany consulting and support fees of $17.8 million and $18.0 million for Same Store and $18.6 million and $18.6 million for Total in the 36 weeks ended September 7, 2004 and September 6, 2005, respectively.

Continuing Operations. Total operating revenues increased comparing 2004 to 2005 for same store country club and golf facilities primarily due to increased membership dues and food and beverage revenues. Membership dues increased 4% as a result of a dues price increase. Food and beverage revenues increased 5% due to increased volume and pricing. Golf revenues have increased slightly due to increased pricing offset by a decrease in rounds played. Paid rounds decreased primarily due to heavy rains on the West coast early in the year.

Segment EBITDA increased comparing 2004 to 2005 for same store country club and golf facilities as a result of increased operating revenues, partially offset by a related increase in operating costs and expenses. Operating costs and expenses offset the majority of our revenue increases as the clubs had increased activity in 2005 but incurred increased costs due to inflationary increases as well as increased spending on golf course maintenance. The increase in costs is primarily covered by our dues pricing increases. Food and beverage operating margins have improved slightly after a very slow start to the year due to improved cost of goods and improved management of payroll costs. Depreciation and amortization increased slightly from $33.7 million for 2004 to $34.5 million for 2005.

Discontinued Operations. The periods ended September 7, 2004 and September 6, 2005 include one managed property divested in 2004, one property divested in 2005 and one property currently held for sale in discontinued operations.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for the 36 weeks ended September 7, 2004 and September 6, 2005 (dollars in thousands, except number of facilities and lodging data):

	Same Store Resorts		Total Resorts
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations (1)	3	3	3	3
Operating revenues	$135,651	$195,325	$135,651	$195,325
Recognition of membership fees and deposits	4,244	4,092	4,244	4,092

Total operating revenues	$139,895	$199,417	$139,895	$199,417
Operating costs and expenses (2)	110,211	151,159	111,096	151,159

Segment EBITDA from continuing operations (2)	$29,684	$48,258	$28,799	$48,258

Segment EBITDA from discontinued operations	$—	$—	$—	$—

Total Segment EBITDA (2)	$29,684	$48,258	$28,799	$48,258

Lodging data (3 resorts) (1)
Room nights available	298,368	298,368
Room nights sold	172,092	179,810
Paid occupancy rate	57.7%	60.3%
Average daily rate (3)	$183	$189
Revenue per occupied room (4)	$720	$738

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek.
(2)	Excludes intercompany consulting and support fees of $6.3 million and $3.9 million for Same Store and Total in the 36 weeks ended September 7, 2004 and September 6, 2005, respectively.
(3)	Average daily rate is based on the average room rate per day for the year-to-date.
(4)	Revenue per occupied room is based on total operating revenues excluding membership dues, recognition of member initiation fees and net managed rooms commissions.

Continuing Operations. Total operating revenues increased comparing 2004 to 2005 for same store resorts. The primary reason for the increase was merchandise sales, ticket sales and rental of corporate hospitality tents resulting from Pinehurst’s hosting of the 2005 U.S. Open. The U.S. Open week was seven days long and resulted in year-to-date revenues of $51 million. In addition to the U.S. Open, golf operations, food and beverage, lodging and retail revenues increased at Pinehurst and Barton Creek. Golf operations increased primarily due to increased pricing at Pinehurst and increased pricing and rounds played at Barton Creek. Food and beverage a la carte and private party revenues increased a combined 3% as a result of higher occupancy and spending by social guests during 2005 at Pinehurst and Barton Creek. Lodging revenues increased 8% as a result of increased room nights and higher average room rates than prior year at Pinehurst and Barton Creek. Retail revenues primarily increased as a result of higher spending on U.S. Open related merchandise throughout the year.

Segment EBITDA improved comparing 2004 to 2005 for same store resorts primarily due to profits from the U.S. Open which generated incremental EBITDA of approximately $14 million and impacted golf operations and retail margins at Pinehurst. In addition to the U.S. Open, Pinehurst had improved operating margins for golf operations, lodging and retail sales primarily due to improved management of payroll and other expenses offset by a slight decrease in food and beverage margins. Barton Creek had improved operating margins in golf operations, lodging, food and beverage and retail primarily due to improved payroll management. The Homestead had improved operating margins for golf operations offset by a decrease in margins for food and beverage, lodging and retail sales. Depreciation and amortization remained steady at $11.3 million year-over-year.

Business and Sports Clubs

The following tables present certain summary financial information for our business and sports clubs segment for the 36 weeks ended September 7, 2004 and September 6, 2005 (dollars in thousands):

	Same Store Business		Total Business
	and Sports Clubs		and Sports Clubs
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations	64	64	64	64
Operating revenues	$138,477	$143,591	$138,477	$143,591
Recognition of membership fees and deposits	1,551	1,455	1,551	1,455

Total operating revenues	$140,028	$145,046	$140,028	$145,046
Operating costs and expenses (1)	119,459	123,283	119,459	123,283

Segment EBITDA from continuing operations (1)	$20,569	$21,763	$20,569	$21,763

Segment EBITDA from discontinued operations	$557	$549	$745	$554

Total Segment EBITDA (1)	$21,126	$22,312	$21,314	$22,317

(1)	Excludes intercompany consulting and support fees of $7.3 million and $8.9 million for Same Store and Total, respectively in the 36 weeks ended September 7, 2004 and September 6, 2005.

Continuing Operations. Total operating revenues increased comparing 2004 to 2005 at same store business and sports clubs primarily due to increased food and beverage private party revenues and membership dues. Food and beverage private party revenues increased 7% due to an increase in both volume and pricing. Membership dues increased 3% primarily due to a dues price increase in early 2005.

Segment EBITDA increased at same store business and sports clubs comparing 2004 to 2005 due to increased revenue partially offset by a related increase in operating costs and expenses, primarily food and beverage costs. Food and beverage margins remained relatively flat when comparing 2004 to 2005. Depreciation and amortization decreased from $7.0 million in 2004 to $6.0 million in 2005.

Discontinued Operations. The periods ended September 7, 2004 and September 6, 2005 include four properties divested in 2004 and one property currently held for sale in discontinued operations.

Other Operations and Services – Continuing Operations

Other operations and services consist primarily of real estate operations and our corporate services. Revenues increased primarily due to fees we receive from third-party developers based on a percentage of their real estate sales. Additionally, 2005 includes lot sales of approximately $3.4 million.

Operating loss from other operations and services remained flat comparing 2004 to 2005 primarily due to revenue increases mentioned above as well as a rebate of previously incurred costs partially offset by increased insurance costs related to higher claims and the impairment of our investment in a consulting company. Additionally in 2005, we incurred approximately $1 million of expenses in corporate services related to the hosting of the 2005 U.S. Open.

Seasonality of Demand; Fluctuations in Quarterly Results

Our quarterly results fluctuate due to a number of factors. Usage of our country club and golf facilities and resorts declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. Our business facilities generate a disproportionately greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the fourth quarter consists of 16 or 17 weeks of operations and the first, second and third quarters consist of 12 weeks. As a result of these factors, we usually generate a disproportionate share of our revenues in the second, third, and fourth quarters of each year and have lower revenues and profits in the first quarter. The timing of purchases, sales, leasing of new facilities, or divestitures, has also caused and may cause our results of operations to vary significantly in otherwise comparable periods. In addition, our results can be and have been affected by the hosting of special events and non-seasonal and severe weather patterns.

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain our core properties, fund expansions at our current properties, and be poised for external growth in the marketplace. During the last few years, our focus has been on strengthening our cash position and refinancing and reducing our debt in order to support these goals. Our debt was refinanced in 2003 and has been paid down to $672 million as of September 6, 2005. We have paid down approximately $42 million since December 28, 2004.

Historically, we have financed our operations and cash needs primarily through cash flows from operations, debt and, to a lesser extent, proceeds from divestitures. We anticipate using cash flow from operations in 2005 principally to fund planned capital replacement expenditures, to repay debt and to build cash reserves. We also expect to use our cash flow in 2005 to grow and expand our business through a combination of improvements and expansions of existing facilities, on which we have spent approximately $47 million year-to-date. Based on our current projections, we believe our current assets and cash flow from operations are sufficient to meet our anticipated working capital and operating needs for the next 12 months as well as support our anticipated capital expenditures.

Debt

The majority of our outstanding debt at September 6, 2005 was obtained as a result of a major refinancing that took place during 2003. The refinancings resulted in mortgage portfolios which had a combined principal amount of approximately $658 million, including both fixed and variable rate portions. The combined refinancings were comprised of first mortgages on 40 properties and increased borrowings on two existing mortgage loans (see Note 9 of the Notes to Condensed Consolidated Financial Statements).

Under the provisions of certain of our debt agreements with Textron Financial Corporation (Textron), we are required to maintain debt service coverage ratios at both the portfolio and individual property level. Certain of these individual loans have cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of September 6, 2005, the debt service coverage ratio was below the minimum level for two individual properties participating in the loan, thereby causing the entire loan ($53 million outstanding principal amount as of September 6, 2005) to be in technical default. We cured the noncompliance by obtaining letters of credit totaling $2.7 million.

In addition to amounts reclassified to the current portion of long-term debt due to covenant noncompliance, we have approximately $56 million of unpaid principal maturing by the end of the third quarter of 2006 which has also been classified as current. We are in negotiations with one of our lenders regarding a portion of this maturing debt to pay off the balance of approximately $37 million before year-end 2005 and obtain a new line of credit.

Cash and Cash Flow

As a result of our debt refinancing, we no longer have a line of credit. Consequently, we maintain a higher cash balance on hand to cover basic working capital requirements. Our unrestricted cash position was $94 million as of September 6, 2005 as compared to $96 million at December 28, 2004. As previously mentioned, we are in negotiations to pay off the balance of one of our property mortgages before year-end 2005 and obtain a new line of credit which would reduce our outstanding debt and decrease the cash balance on our balance sheet.

Our cash flow from operations was $82.1 million for the 36 weeks ended September 6, 2005, an increase of $10.6 million over 2004. In addition to our daily operating transactions, a key component of our annual operating cash comes from our membership programs. Membership deposits and fees represent advance initiation deposits for the right to become a member. Membership deposits are generally not refundable until a fixed number of years (generally 30 years) after the date of acceptance as a member while membership fees are not refundable. Cash from deposits is used to fund our normal operations. Revenue recognition of these deposits is deferred and amortized. In recent years, we have increasingly allowed new members to defer a portion of the payment of fees and deposits as an incentive for them to join. Although this practice adversely affects the current amount of cash received for fees and deposits, it is subsequently offset through the receipt of recurring membership dues and other revenues received from these members.

We utilize cash to fund operations, maintain our properties, pay down our debt and related interest, and, to a limited extent, buy back company stock. For the 36 weeks ended September 6, 2005, we reduced debt by nearly $42 million while only reducing our cash and cash equivalents by $2 million. For the remainder of 2005, we are considering additional investments in expanding our existing properties or acquiring new properties as well as prepaying or refinancing portions of our debt. We are in negotiations with one of our lenders regarding a possible refinancing that will decrease interest rates while extending the maturity date. This negotiation relates to $59 million of unpaid principal that will currently mature in 2008.

Capital Spending

The nature of our business requires us to invest a significant amount of capital in our existing properties to maintain them. For the 36 weeks ended September 6, 2005, we expended approximately $45 million in maintenance capital, and we anticipate spending approximately $68 million in fiscal 2005 for maintenance capital.

In addition to maintaining our properties, we also spend discretionary capital to expand existing properties and to enter into new business opportunities. Capital expansion funding totaled approximately $2 million for the 36 weeks ended September 6, 2005.

Risks

We believe that we have sufficient and stable funds to allow us to operate our business for the next 12 months as well as evaluate growth opportunities during 2005 and beyond. However, the occurrence of any of the following events might limit our ability to fund operations or provide adequate capital funding:

•	Lack of compliance with debt covenants – currently our defaults on the Textron note are covered by letters of credit. However, should operations cause adverse results at one or a group of properties, we could be put in a position of having to pay down debt or secure additional financing.

•	Exercise of the limited put right by our ESOP – As a means of providing liquidity to the trustees of the Amended Plan, we have provided the trustees a limited put right (the “Redemption Right”) to cause us to redeem Common Stock, held in trust on behalf of the Amended Plan, at the most recent appraised fair market value as necessary, in the event the trust does not have adequate resources, to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the Amended Plan. We do not expect that the Redemption Right will be exercised to a significant extent in 2005, but if it is, we could be required to repurchase shares of Common Stock.

•	Exercise of certain rights by our third party investor – During 1999, we sold 9,375,000 shares of common stock and warrants to acquire 1,012,500 shares of common stock to The Cypress Group. Beginning in December 2004, we are obligated under certain defined conditions to offer to repurchase a portion of their outstanding shares if we are below a defined leverage ratio. Based on the calculation, we were above the stated leverage ratio and were not required to offer to repurchase any shares during 2004. Furthermore, based on expected future operations, we do not anticipate falling below the stated leverage ratio level until at least December 2006. However, if our actual future operating results differ materially from expectations, we could fall below the leverage ratio before December 2006 and could be required to offer to repurchase a portion of their shares of common stock.

•	Natural disaster or catastrophic events—Events out of our control could cause significant operational implications and/or an inability to obtain financing.

We do not anticipate any of the above situations occurring. Additionally, these risks are somewhat mitigated due to the fact that a significant portion of our capital expansions and new growth spending is discretionary. However, we cannot ensure you that these events will not occur.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

During the 36 weeks ended September 6, 2005, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Annual Report on Form 10-K for the year ended December 28, 2004. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments” in the Form 10-K for December 28, 2004 for a detailed discussion.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on fair value on the grant date of the equity instruments issued or marked to market each period for the liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award. This new standard will be effective for us beginning in our first quarter of 2006. We are in the process of evaluating the impact of this standard on our financial statements.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. We will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 29 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes”, previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We will apply the requirements of SFAS No. 154 on any future accounting changes or error corrections.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the twelve weeks ended September 6, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

NONE.

Item 6. Exhibits

(a) Exhibits

31.1—Certification by John A. Beckert pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2—Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1—Certification by John A. Beckert pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2—Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLUBCORP, INC.

Date:	October 20, 2005	By:	/s/Jeffrey P. Mayer
Jeffrey P. Mayer Chief Financial Officer