Form 10-K
period 2005-12-27
CLUBCORP INC
filed 2006-03-27
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 under the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 14, 2005, all of the registrant’s common stock was privately held, and there was no public market for the registrant’s common stock or any publicly available quotations for the registrant’s common stock. As a result, the registrant is unable to calculate the aggregate market value of the registrant’s common stock held by non-affiliates as of June 14, 2005. The number of shares of the registrant’s common stock outstanding as of March 24, 2006 was 92,821,459.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I

Item 1. Business

General

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of December 27, 2005, we had more than 192,000 memberships and operated 99 country clubs, golf clubs and public golf facilities, three destination golf resorts and 65 business, sports and business/sports clubs in 26 states, Washington D.C. and three foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in Pinehurst, North Carolina, The Homestead® Resort in Hot Springs, Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles, California. Golf Digest, Golf Travel and other golf industry publications have consistently ranked several of our nearly 150 golf courses and destination golf resorts among the best in the U.S.

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

Operations

Background and Philosophy

We were founded in 1957 to develop Brookhaven Country Club in the North Dallas, Texas area. Since that time, we have expanded our operations to 167 facilities. In 1967, we established our first business club on the belief that we could profitably expand our operations by applying our club management skills and member-oriented philosophy to a related line of business. In 1984, we entered the destination resort industry when we capitalized on a turn-around opportunity by acquiring Pinehurst and currently operate three destination resorts. We commenced international operations in 1980 and currently operate seven facilities primarily in Mexico and Australia. In directing our growth since our formation, our management has emphasized quality service and facilities, endeavoring to exceed the expectations of our members and guests.

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

From ClubCorp’s beginning, we have focused on assembling and maintaining an experienced management team. Our executive officers, including the Chairman of the Board, possess a significant amount of hospitality industry experience. We have also attempted to attract and retain qualified, dedicated managers for our clubs and resorts. These managers possess an average of more than 16 years of experience with our facilities. Senior management believes that our success depends greatly upon the motivation, training and experience of our employees. We provide an extensive, proprietary system of in-house training and education for all of our employees that is designed to improve the quality of services provided to members and guests. See — “Employees.”

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

Country Club and Golf Facilities

Our portfolio of 99 country club and golf facilities is comprised of 89 private and semi-private country and golf clubs with nearly 82,000 memberships as of December 27, 2005, and ten public golf facilities. Our country club and golf facilities are located in 19 states and two foreign countries, providing us with a geographically diverse revenue base. We have focused our operations in this segment on private and semi-private clubs because of our expertise in managing membership-based facilities, the relative competitive position of such clubs as compared to public courses and the stability of recurring membership dues as a primary revenue source.

Operating revenues for our country club and golf facilities segment consist primarily of membership revenues (comprised primarily of membership dues, and to a lesser extent, recognition of deferred membership fees and deposits), golf revenues and food and beverage sales. In 2005, our country club and golf facilities segment generated operating revenues of $530.2 million, or 51.1% of our total revenues, and segment EBITDA of $123.3 million. See Note 11 to the Notes to Consolidated Financial Statements.

Country Clubs. Our 73 private country clubs generally provide one or more golf courses and one or more of the following facilities: dining rooms, lounge areas, meeting rooms, grills, ballrooms, tennis courts, swimming pools and pro shops. Our private country clubs include Firestone, host of the PGA’s World Golf Championships-Bridgestone Invitational for 2006 through 2010 and Mission Hills, home of the LPGA’s annual Kraft-Nabisco Championship which is one of the four major tournaments on the LPGA Tour. Our current international operations include the Jack Nicklaus Signature Course at Vista Vallarta Club de Golf in Puerto Vallarta, Mexico, site of the Champions Tour’s 2006 Puerto Vallarta Blue Agave Golf Classic.

Golf Clubs. Our 16 semi-private golf clubs generally offer both private and public play, a driving range and food and beverage concessions. Our semi-private golf clubs include Nags Head Golf Links in North Carolina and Golden Bear Golf Club at Indigo Run in South Carolina.

Public Golf Facilities. Our ten public golf facilities are daily fee courses that offer a “member for the day” experience and generally provide many of the same amenities, facilities and services as our semi-private golf clubs. Daily fee facilities include the Bear’s Best courses, which were formed through a joint venture with Jack Nicklaus’ Golden Bear Golf, Inc. Our two Bear’s Best courses in Las Vegas and Atlanta, respectively, feature replicas of some of the most famous Nicklaus-designed golf holes. The Bear’s Best Las Vegas course was one of the three golf courses used for the 2004 Las Vegas Invitational. The tournament marks the first time a replica course has been a part of the PGA Tour.

Resorts

Each of our three destination resorts focus on delivering quality golf resort lifestyle as well as lodging and conference facilities, dining and lounge areas, golf, tennis, recreational facilities, European style spas and other resort amenities. Our three destination resorts are Pinehurst Resort and Country Club, The Homestead Resort and Barton Creek Resort and Country Club. The resorts segment also includes our sports marketing division, Pinehurst Championship Management, which manages the operations of high profile golf tournaments at Pinehurst and other locations. Operating revenues for our resorts segment consist primarily of lodging revenues, food and beverage sales, golf and merchandise revenues, other amenities and recreation revenues and membership fees. In 2005, our resort segment generated operating revenues of $269.7 million, or 26.0% of our total revenues, and segment EBITDA of $64.8 million. See Note 11 to the Notes to Consolidated Financial Statements.

Pinehurst. Acquired in 1984, Pinehurst is the largest golf resort in the world and is a National Historic Landmark. Pinehurst hosted the 1999 and 2005 U.S. Opens, the shortest interval between hosting at a single facility in the last 50 years. Pinehurst includes eight championship 18-hole golf courses, including the highly acclaimed Pinehurst Course No. 2 (ranked second in Golf Digest’s America’s 100 Greatest Public Courses in 2005-2006), and approximately 465 guest rooms and suites in three separate facilities, including 85 managed rooms to which we have access. In addition to a 31,000 square foot spa facility, Pinehurst also has a golf school, 24 tennis courts, two outdoor swimming pools, nine dining venues, seven retail venues and approximately 55,000 square feet of conference space, which enables the resort to accommodate large group functions. The resort has also been selected to host the 2008 U.S. Men’s Amateur Championship. In Golf Digest’s America’s Top 75 Golf Resorts (2004), Pinehurst was ranked sixth. Pinehurst also has a private country club that at December 27, 2005 had 4,840 memberships.

The Homestead. Founded in 1766 and acquired by ClubCorp in 1993, The Homestead is a National Historic Landmark. The Homestead includes approximately 495 guest rooms and suites, three 18-hole championship golf courses, including the Cascades course (ranked 13th in Golf Digest’s America’s 100 Greatest Public Courses in 2005 - 2006), a golf school, equestrian center, gun club, six tennis courts, an indoor and an outdoor swimming pool, ten downhill ski runs and over 72,000 square feet of conference space, including a 20,000 square foot grand ballroom facility. The Homestead also has a nationally recognized spa and ten dining facilities. In Golf Digest’s America’s Top 75 Golf Resorts (2004), The Homestead was ranked ninth. At December 27, 2005, The Homestead had 261 memberships which was an increase over prior year due to new memberships being generated from a new real estate development in the area.

Barton Creek. Acquired in 1996, Barton Creek is a premier luxury resort in Austin, Texas. Barton Creek has approximately 295 guest rooms and suites, four championship 18-hole golf courses, including Fazio Canyons and Fazio Foothills, the number two and five rated public access courses in Texas by Golfweek magazine in 2005, 11 tennis courts, four dining facilities, more that 30,000 square feet of meeting space, including a ballroom, a 150 seat ampitheater, and a luxurious spa. In Golf Digest’s America’s Top 75 Golf Resorts (2004), Barton Creek was ranked 37th. Barton Creek also includes a private golf club that at December 27, 2005 had 2,578 memberships.

Business and Sports Clubs

Our portfolio of 65 business and sports clubs is comprised of 47 business clubs, 15 business/sports clubs and three sports clubs, with a combined total of more than 101,000 memberships as of December 27, 2005. These facilities are located in 21 states, Washington D.C. and Beijing, China. Each of our business clubs includes dining rooms, bar areas and private meeting rooms. In addition, most of our business clubs are equipped with state-of-the-art media and telecommunications equipment, providing a technologically-enabled work area. Our sports clubs provide an array of facilities which generally include racquetball and squash courts, jogging tracks, exercise areas, weight machines, aerobic studios, swimming pools and, occasionally, tennis and basketball courts. Business/sports clubs combine the ambiance and amenities of our business clubs with the facilities of our premier sports clubs. Our business and sports clubs include The City Club on Bunker Hill in Los Angeles, The Athletic and Swim Club at Equitable Center in New York City, The Metropolitan Club in Chicago, The Citrus Club in Orlando, The Buckhead Club in Atlanta and The Capital Club in Beijing, China. Operating revenues for business and sports clubs segment consist primarily of monthly membership dues and food and beverage sales. In 2005, our business and sports clubs segment generated operating revenues of $223.9 million, or 21.6% of our total revenues, and segment EBITDA of $38.6 million. See Note 11 to the Notes to Consolidated Financial Statements.

Other Operations and Services

Real Estate Operations. We manage fractional ownership property owners associations and sell our remaining fractional ownership interests at selected properties through our Owners Club program and develop and sell residential real estate adjacent to our golf facilities. Our principal Owners Club locations are The Homestead in Virginia, Barton Creek in Texas, Hilton Head in South Carolina and Puerto Vallarta, Mexico. Given our strategic initiative to focus on our core businesses, we do not expect to significantly expand our real estate operations in the near future.

Corporate Services. We perform a number of services on a company-wide basis, including certain centralized marketing, accounting, technology support and purchasing functions. We also publish Private Clubs®, an award winning bi-monthly magazine which showcases our member and guest facilities and strategic partner relationships through feature articles and advertising.

Expansion and Development

Historically, we have expanded our operations through strategic acquisitions and development projects; growing from one country club to an extensive list of 167 facilities that now include business clubs, resorts and athletic clubs both domestically and internationally. In the last three years we have re-oriented our strategic focus to our core businesses and divested various non-strategic assets. We are investigating opportunities to manage clubs through management agreements, joint ventures and sole ownership. Since the beginning of 2004, we have added five managed clubs to our portfolio and in early 2006 we added a managed resort. Also, more focus is being placed on reviewing current high-potential properties and allocating capital to expand those properties that we feel will provide a good return on investment.

We are also pursuing multiple new business opportunities around our core competency, which is superior club management and opportunities to combine our resort and club management experience. In addition, we will evaluate potential strategic acquisitions and dispositions and other strategic opportunities and relationships that present themselves.

We continue to place an emphasis on exploring a variety of new growth opportunities. Strategic growth opportunities focus on new products and services that we can offer, as opposed to traditional club management discussed above. Leveraging our member base will be a key strategy for us. We anticipate that some of our growth dollars in 2006 will be generated in this area.

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

We host a number of professional golf tournaments that not only enhance our name recognition and that of our clubs and resorts but also add additional revenue. During 2005, our facilities hosted several nationally recognized golf tournaments affiliated with, among others, the PGA Tour, the Champions Tour, the LPGA Tour, the Nationwide Tour and the PGA of America. During 2005, some of the most notable tournaments our facilities hosted were the 2005 United States Open Championship at Pinehurst, the Kraft-Nabisco Championship at Mission Hills, the World Golf Championship-NEC Invitational at Firestone Country Club, the Kinko’s Classic of Austin at The Hills Country Club, and the Chick-fil-A Charity Championship at Eagle’s Landing Country Club. Firestone will also host the 2006 through 2010 World Golf Championships - Bridgestone Invitational.

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

We also compete for the operation of golf courses with national and regional golf course management companies, and, less frequently, with individuals and small ventures that typically own one or more golf courses. There are opportunities for consolidation in the highly fragmented golf course ownership industry in the U.S. and the industry has seen a modest level of consolidation in recent years. In the acquisition of golf courses, companies compete primarily on the basis of price and their reputation for operating golf courses. Many of our competitors have substantially greater capital resources than we do, sometimes providing them the ability to pay substantially more for the type of facilities consistent with those in our portfolio and strategy.

Throughout the 1990’s and early 2000’s, there was a substantial increase in the development of public golf facilities in the U.S. Competition in this market has intensified and the increase in availability of daily fee courses has adversely affected demand in portions of the semi-private and private club market. According to the National Golf Foundation, the growth in supply of available golf courses, fueled by the daily fee market, has outpaced growth in the number of golfers in recent years. New golf course construction has steadily declined since 2001, due to the acknowledgment of overbuilding in certain markets and fewer residential developers building golf courses to aid in housing sales. In addition to fewer new courses being built, more golf course closings have occurred in the past few years than historically experienced. A resurgence in development of new courses or additional decreases in the average number of golfers per course could adversely affect our business and results of operations. Conversely, golf course overbuilding in certain markets could eventually benefit us, as owners with less financial resources and management experience may be forced to liquidate their properties at discounted prices.

In the operation of our facilities, we compete on the basis of our reputation to deliver value through the quality of the facility and quality of services provided to our members and guests. We believe we compete favorably with respect to these factors. Our Associate Clubs Program with tiered membership levels, allows members of a club in one market to utilize our clubs in different markets, thus enhancing the value of club membership. Our significant portfolio of facilities allows our members to enjoy access to a large number of diverse types of clubs in a wide geographic region. We believe this program affords us a competitive advantage over competitors that do not maintain similar programs and over other competitors that have similar programs, but fewer facilities.

Employees

As of December 27, 2005, we employed approximately 11,100 full-time and 7,200 part-time employees in our operations. The success of our business is dependent in part on our ability to attract and retain experienced management and other employees on economic terms. We believe that our employees represent an important asset; however, we are not dependent upon any single employee, or a small group of employees, whose loss would have a material adverse effect on us. Although we believe that our labor relations are good, increased labor and benefit costs or deterioration in our labor relations could adversely affect our operating results.

Customers

We are not dependent upon a single customer, or a few customers, whose loss would have a material adverse effect on us. In addition, for the fiscal year ended December 27, 2005, there is no customer to which we had sales equal to 10% or more of our consolidated operating revenues.

Intellectual Property

We have registered various service marks and trademarks, including the names ClubCorp, CCA, Clubresorts, Associate Clubs, Pinehurst, The Homestead, Barton Creek, Private Clubs and The Society with the U.S. Patent and Trademark Office, and have applied with the U.S. Patent and Trademark Office for the registration of various other service marks and trademarks. In addition, we have registered certain of our service marks and trademarks in a number of foreign countries. We regard our service marks and trademarks as valuable assets and intend to protect such service marks and trademarks vigorously against infringement.

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

Item 1A. Risk Factors

A summary of the risks that affect our business and results of operations is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Risks” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Operating Results.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We owned and/or operated 167 country club and golf facilities, business and sports clubs and resorts as of December 27, 2005, one of which is held for sale and is classified as a discontinued operation. The following table provides a summary of the composition of our portfolio of facilities from December 31, 2002 to December 27, 2005:

	Additions, Divestitures and Reclassifications of Facilities (1)
	Country Clubs	Golf Clubs	Public Golf	Business	Business/ Sports	Sports	Resorts	International	Total
At December 31, 2002	73	15	14	51	17	4	3	10	187
Facilities added during 2003	—	—	—	—	—	—	—	—	—
Facilities divested during 2003	(4)	(3)	(6)	(5)	—	(1)	—	—	(19)
Reclassifications during 2003	3	5	—	2	—	—	—	(10)	—

At December 30, 2003	72	17	8	48	17	3	3	—	168
Facilities added during 2004	—	—	2	—	—	—	—	—	2
Facilities divested during 2004	(1)	—	—	(1)	(3)	—	—	—	(5)

At December 28, 2004	71	17	10	47	14	3	3	—	165
Facilities added during 2005	3	—	—	1	—	—	—	—	4
Facilities divested during 2005	(1)	(1)	—	—	—	—	—	—	(2)
Reclassifications during 2005	—	—	—	(1)	1	—	—	—	—

At December 27, 2005	73	16	10	47	15	3	3	—	167
Less: Held for Sale	—	—	—	—	—	(1)	—	—	(1)

Continuing Operations	73	16	10	47	15	2	3	—	166

(1)	Facilities added include acquisitions of owned, leased, partially owned or managed facilities, joint ventures and other investments. Facilities divested include sales of owned or partially owned facilities and other investments, and terminated leases and management agreements that were not renewed or replaced.

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

	Sole Ownership		Partial Ownership
	Owned Facilities	Leased Facilities	and Managed	Managed Operations	Total
At December 31, 2002	85	74	17	11	187
Facilities added during 2003	—	—	—	—	—
Facilities divested during 2003	(6)	(9)	(2)	(2)	(19)
Reclassifications during 2003	—	—	—	—	—

At December 30, 2003	79	65	15	9	168
Facilities added during 2004	—	—	—	2	2
Facilities divested during 2004	—	(4)	—	(1)	(5)

At December 28, 2004	79	61	15	10	165
Facilities added during 2005	—	1	—	3	4
Facilities divested during 2005	(1)	(1)	—	—	(2)
Reclassifications during 2005	—	1	(1)	—	—

At December 27, 2005	78	62	14	13	167
Less: Held for Sale	(1)	—	—	—	(1)

Continuing Operations	77	62	14	13	166

Our various ownership interests in, and other relationships with, the facilities in our portfolio reflect a number of strategic and management considerations. We own the majority of our country club and golf facilities while we lease substantially all of the real property where our business and sports clubs operate. This distinction reflects the fact that a particular piece of real property such as a golf course can be essential to the operation of a golf facility and, therefore, it is generally in our interest to own or have a long-term management or lease contract for such property. A business club facility, on the other hand, generally can be located in any one of a number of locations and moved from one location to another as long as it remains convenient to its members. Therefore, we believe it is generally not necessary for us to have a long-term interest in the properties where our business and sports clubs are located. Our focus on adding management deals is reflected in our 2004 and 2005 additions.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market or publicly available quotations for our common stock. In connection with the Amended Plan, we have engaged an independent financial advisory firm, Houlihan Lokey Howard and Zukin Financial Advisors, Inc., to render a semi-annual opinion on the fair market value of our common stock at the end of our second quarter and fiscal year. This fair market value is based upon a multiple of our recurring cash flows from operations, with certain exceptions for specific assets, including certain long-term investments valued at the lower of cost or market. Under this arrangement, the stock valuation process is independent of our Board of Directors and management. The most recent appraised value of our common stock was $12.91 per share at June 30, 2005.

At our option, we have historically repurchased stock from shareholders when offered for sale to us on a limited basis. The Stockholders Agreement with The Cypress Group L.L.C. (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Equity”) limits our stock repurchases, without their prior authorization, to $2.5 million per year from Nancy Dedman, Robert H. Dedman, Jr., Patricia Dedman Dietz, and the Dedman Foundation and related trusts in total, $5.0 million per year from certain charitable and non-profit organizations, and $2.5 million per year from all other shareholder groups.

As a means of providing liquidity to the trustees of the Amended Plan, we have provided the trustees a limited put right (the Redemption Right) to cause us to redeem common stock, held in trust on behalf of the Amended Plan, at the most recent appraised fair market value as necessary, in the event the trust does not have adequate resources, to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the Amended Plan. We do not expect that the Redemption Right will be exercised in 2006, but if it is, we could be required to repurchase shares of common stock. The Redemption Right is not limited by the Stockholders Agreement with the Cypress Group L.L.C.

We have never paid cash dividends on our common stock. Management expects to continue its policy of retaining earnings for use in our business, and accordingly, does not expect to pay cash dividends in the foreseeable future. As of March 27, 2006, there were approximately 320 holders of record of our common stock.

Item 6. Selected Financial Data

Set forth below are selected consolidated statement of operations and balance sheet data for each of the fiscal years in the five year period ended December 27, 2005 (1). The table presented below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” and Item 8 — “Financial Statements and Supplementary Data” (dollars in thousands, except membership and lodging data).

	December 25, 2001	December 31, 2002	December 30, 2003	December 28, 2004	December 27, 2005
Statement of Operations Data:
Operating revenues	$923,786	$916,659	$892,709	$938,802	$1,028,088

Operating costs and expenses	723,827	727,440	692,171	720,129	783,512
Depreciation and amortization	88,187	88,917	92,465	90,216	86,636
Selling, general and administrative expenses	80,545	87,381	78,162	68,157	70,476
Gain/(Loss) on disposals and impairment of assets	(42,554)	(27,777)	(8,144)	(6,523)	35,572

Operating income (loss) from continuing operations	$(11,327)	$(14,856)	$21,767	$53,777	$123,036

Income (loss) from continuing operations	$(99,723)	$(46,951)	$(109,947)	$(4,240)	$70,675
Income (loss) from discontinued operations	(6,127)	(14,603)	4,701	(2,002)	79

Net Income (loss)	$(105,850)	$(61,554)	$(105,246)	$(6,242)	$70,754

Diluted earnings (loss) per common share from continuing operations	$(1.06)	$(0.50)	$(1.17)	$(0.05)	$0.75

Balance Sheet Data:
Cash (including restricted cash)	$3,212	$2,426	$90,195	$124,922	$210,325
Total assets	$1,593,295	$1,553,543	$1,528,654	$1,517,985	$1,547,707
Long-term debt (including current portion)	$640,250	$666,406	$720,886	$707,833	$671,618
Membership deposits (including current portion)	$106,741	$120,339	$133,692	$153,716	$169,614
Stockholders’ equity	$420,649	$382,406	$279,610	$259,880	$316,865

Other Operating Information:

Total memberships at end of year:
Country clubs and golf facilities	86,860	83,251	78,691	81,961	81,855
Resorts	8,901	8,123	8,043	7,732	7,679
Business and sports clubs	118,545	113,621	102,016	102,505	101,284
Other operations and services	5,460	4,854	1,308	1,315	1,323

Total memberships at end of year	219,766	209,849	190,058	193,513	192,141

Lodging data (2)
Room nights available	433,524	432,432	432,432	432,432	430,976
Room nights sold	225,530	224,240	239,680	253,850	260,130
Paid occupancy rate	52.0%	51.9%	55.4%	58.7%	60.4%
Revenue per occupied room	$735	$764	$725	$735	$752
Revenue per available room	$382	$396	$402	$432	$454

(1)	We report our financial results on a 52/53 week basis, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of either 16 weeks (2001, 2003, 2004 and 2005) or 17 weeks (2002).
(2)	Lodging data is for Pinehurst, The Homestead and Barton Creek.

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

Our Consolidated Financial Statements are presented on a 52/53 week fiscal year, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of either 16 weeks (2003, 2004 and 2005) or 17 weeks.

Our revenues consist primarily of revenues derived from membership dues, food and beverage operations, golf operations, lodging, and recognition of deferred membership fees and deposits. All revenue sources are recognized in the period earned, which is generally at the time of sale or when the service is provided. See “Membership Fees and Deposits” below. Operating costs and expenses primarily consist of employee compensation, food and beverage costs and general and administrative costs. All operating costs are expensed as incurred.

The following table presents our consolidated operating revenues attributable to each of our business segments for fiscal years 2003, 2004 and 2005 (dollars in thousands):

	Fiscal Year Ended
	December 30, 2003	December 28, 2004	December 27, 2005
Continuing Operations:
Country Club and Golf Facilities	$480,763	$504,347	$525,381
Resorts	196,846	209,893	269,743
Business and Sports Clubs	202,960	210,992	218,698
Other Operations and Services	12,140	13,570	14,266

Subtotal - Continuing Operations	892,709	938,802	1,028,088

Discontinued Operations:
Country Club and Golf Facilities	11,449	5,287	4,789
Resorts	—	—	—
Business and Sports Clubs	19,441	12,481	5,215
Other Operations and Services	—	—	—

Subtotal - Discontinued Operations	30,890	17,768	10,004

Consolidated Operating Revenues	$923,599	$956,570	$1,038,092

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

The majority of membership deposits are not refundable until a fixed number of years (generally 30) after the date of acceptance of a member, and are expected to cover our cost of providing services to the member over the course of the individual’s membership. Because of the refundable nature of our deposits and the fact that few of our clubs have membership caps, we believe that revenue related to deposits should be recognized over the average expected life of an active membership. This position is supported by our prior correspondence with the SEC on this matter in 1998. For membership deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as membership fees and deposits revenue on a straight-line basis over the average expected life of an active membership, which was six years for golf and resort memberships and five years for business and sports club memberships through 2005. The present value of the refund obligation is recorded as a membership deposit liability in our consolidated balance sheet and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our weighted average borrowing rate adjusted to reflect a 30-year time frame. The accretion is included in interest expense. The majority of our membership fees are not refundable and are deferred and recognized over the average expected life of an active membership.

The calculation of the average expected life of an active membership is a critical estimate in the recognition of revenues and expenses associated with membership fees and deposits. Average expected life of an active membership is calculated separately for business and sports clubs and country clubs and golf and resort facilities combined by taking the inverse of the total number of members lost in a particular period divided by the total number of members at the end of the prior period. This base-level calculation is performed at the end of each fiscal year, and a 10-year rolling average of each year’s data is used to determine the final average expected life of an active membership to be used in the upcoming year. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our Consolidated Financial Statements by decreasing or increasing the average expected life of an active membership, which in turn would affect the length of time over which we recognize revenues and expenses associated with our membership fees and deposits. Because membership fees and deposits generally have minimal direct incremental costs associated with them, a change in our average expected life of an active membership would likely materially affect our operations and EBITDA.

At the end of 2005, the 10-year rolling average expected life of an active membership for country clubs and golf and resort facilities combined increased to seven years. This change will be effective at the beginning of fiscal year 2006 and has no effect on the amount of revenue that will ultimately be recognized. It will change the amount of revenue that will be recognized in 2006 as new sales will be amortized over an additional year. There was no change to the business and sports clubs 10-year rolling average expected life of an active membership.

For the year ended December 27, 2005, membership fees and deposits of $27.1 million for country club and golf facilities, $5.9 million for resorts, $2.2 million for business and sports clubs and $0.2 million for other operations and services, respectively, were recognized as revenue in our Consolidated Statements of Operations.

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

For the year ended December 27, 2005, impairment charges of $7.4 million for country club and golf facilities, $0.8 million for other operations and services and $0.7 million for business and sports clubs, respectively, were recognized as a component of operating income (loss) in our Consolidated Statements of Operations.

Valuation Allowance for Deferred Income Tax Assets. Our valuation allowance relates to the deferred tax assets arising from our federal income tax net operating loss, or NOL, carryforwards and capital loss carryforwards. Historically, our valuation allowance has been evaluated based on our projections of future taxable income and capital gains over the periods in which the net operating and capital losses will be carried forward combined with tax planning strategies. We have recorded taxable losses in each of the prior five fiscal years not including the year ended December 27, 2005. In accordance with guidance in SFAS No. 109 and industry practice, because we have a pattern of taxable losses, we can not overcome that pattern and assume that we will have future taxable income. Therefore, we must use more objective evidence in our evaluation, basing our analysis solely on carrybacks and future reversals of existing taxable temporary differences, as well as certain tax planning strategies. In 2005, we had taxable income of approximately $86.6 million, which included a capital gain from the sale of land at one of our properties. This allowed us to utilize our entire $24.4 million gross capital loss carryforward and approximately $62.2 million of our gross NOL balance which were both previously reserved in our valuation allowance. In addition, $131.3 million of our gross NOL balance expired unused at the end of 2005 but resulted in no charge to operations as it was fully reserved in our valuation allowance. Our capital loss and NOL carryforward balances were able to shelter 100% of the regular tax liability created by our current year taxable income. In addition, we were able to shelter the maximum allowed alternative minimum tax, or AMT, liability with available AMT NOL carryforward balances. Our current year activity had minimal impact on the net realizable value of our NOL balance. See Note 15 to the Consolidated Financial Statements and “Factors That May Affect Future Operating Results – Income Taxes.”

Results of Operations

2005 U.S. Open

During the week of June 13-19, 2005, we hosted the U.S. Open at Pinehurst. For the year ended December 27, 2005, we generated approximately $50.5 million in operating revenue and $12.6 million in operating income from merchandise sales, ticket sales and rental of corporate hospitality tents related to the U.S. Open. The results of operations from the U.S. Open are primarily reflected in our resorts segment; however, a portion of the expenditures were incurred by corporate services and are reflected in other operations and services. In addition to the effect on current year, we also incurred $3.3 million of expenses related to the U.S. Open in the three previous years for planning, maintenance and preparation. Therefore, we generated approximately $9.3 million of cumulative operating income from hosting the 2005 U.S. Open.

Aliso Viejo Land Sale

In December 2005, we completed a sale of land to be used for the development of a master-planned residential community in the city of Aliso Viejo, California. As part of our agreement with the city of Aliso Viejo, we will manage a city-owned community conference center, an aquatic facility, and a park on the land which will be funded by the city and the purchaser of the land. In addition, we committed to develop a new clubhouse at Aliso Viejo, which we will own and operate along with a reconfigured 18-hole golf course. We received net cash proceeds of approximately $85 million after funding required escrows related to development of the clubhouse and paying various costs. The proceeds from this sale have been used to increase our cash reserves. The transaction resulted in a pre-tax gain of $46 million that is reflected on our Consolidated Statements of Operations in gain/(loss) on disposals and impairment of assets. Additionally, we have $10 million in deferred gain related to our commitment to develop the new clubhouse. This sale decreased real estate held for sale by $23 million in 2005.

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

Operating revenues are comprised mainly of revenues from membership dues, golf, food and beverage and lodging, as well as the revenues recognized from membership deposits and fees. All revenue sources are recognized in the period earned, which is generally at the time of sale or when the service is provided. Operating expenses include payroll and related expenses, other fees and expenses and rent. All operating costs are expensed as incurred.

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

Year Ended December 27, 2005 Compared to Year Ended December 28, 2004

The impact from hosting the 2005 U.S. Open is described in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2005 U.S. Open. All discussion in Consolidated Operations—Continuing Operations and Segment and Other Information—Resorts will exclude the impact of the U.S. Open in order to discuss the year over year analysis on a more comparable basis.

Consolidated Operations – Continuing Operations

Operating revenues increased in all three operating divisions – country club and golf facilities, resorts and business and sports clubs – ending the year at $977.6 million, an improvement of more than 4% over 2004. Country club and golf facilities operating revenue increased more than 4% over 2004, with the most significant contributions in membership dues and food and beverage revenue. Resorts operating revenues increased more than 4% over 2004 primarily related to increases in golf operations, food and beverage, lodging and retail sales at Pinehurst and Barton Creek offset by decreases in food and beverage and lodging at The Homestead. Business and sports clubs operating revenue increased 4% over 2004 primarily due to increased membership dues and food and beverage revenue.

Operating costs and expenses for country club and golf facilities, resorts and business and sports clubs generally increased as a result of costs related to increased operating revenues. Country club and golf facilities operating costs and expenses primarily increased in food and beverage, golf operations and golf course maintenance. Resorts operating costs and expenses primarily increased in lodging, retail and golf course maintenance. Business and sports clubs operating costs and expenses primarily increased in food and beverage operations.

Operating income increased in all three operating segments. The Aliso Viejo land sale resulted in a $46 million gain to operating income. Operating income for country club and golf facilities reflected improved margins in food and beverage operations resulting from better management of cost of goods sold and payroll costs offset by decreased margins in golf operations due to increased costs for golf course maintenance. Resorts operating income improved in golf operations, lodging and retail primarily due to monitoring payroll and payroll related costs. Business and sports clubs operating income improved primarily due to increased volume with a relatively flat food and beverage margin.

Consolidated Operations—Discontinued Operations

The years ended December 28, 2004 and December 27, 2005 include five properties divested in 2004, two properties divested in 2005 and one property currently held for sale in discontinued operations. Operating revenues for these properties decreased from $17.8 million in 2004 to $10.0 million in 2005. Net income (loss) from these properties improved $2.0 million from 2004 to 2005 due to operating losses from the entities divested in 2004. In accordance with SFAS 144, depreciation expense is not recorded beginning with the quarter a property is classified as held for sale.

Segment and Other Information

Country Club and Golf Facilities

The following tables present certain summary financial and membership information for our country club and golf facilities segment for 2004 and 2005 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations	92	92	96	99
Operating revenues	$466,820	$485,383	$476,034	$498,342
Recognition of membership fees and deposits	28,097	26,896	28,313	27,039

Total operating revenues	$494,917	$512,279	$504,347	$525,381

Operating costs and expenses (1)	378,563	391,538	386,366	402,266

Segment EBITDA from continuing operations (1)	$116,354	$120,741	$117,981	$123,115

Segment EBITDA from discontinued operations (1)	$—	$—	$232	$139

Total Segment EBITDA (1)	$116,354	$120,741	$118,213	$123,254

(1)	Excludes intercompany consulting and support fees of $25.3 million and $26.2 million for Same Store and $26.8 million and $27.6 million for Total in 2004 and 2005, respectively.

Continuing Operations. Total operating revenues increased comparing 2004 to 2005 for same store country club and golf facilities primarily due to increased membership dues and food and beverage revenues. Membership dues increased 4% as a result of price increases and increased member count. Food and beverage revenues increased nearly 6% as a result of increased volume, partially due to clubs investing additional time and resources to selling and pre-booking private party events in 2005, offset by a decrease in check average. Golf revenues have increased due to price increases for green fees and cart rentals offset by a decrease in rounds played primarily due to heavy rains on the West coast early in the year.

Segment EBITDA increased comparing 2004 to 2005 for same store country club and golf facilities as a result of increased operating revenues, partially offset by a related increase in operating costs and expenses. Operating costs and expenses increased due to inflation as well as increased spending on golf course maintenance to maintain the high level of our course conditions even in a time of decreased usage. The increase in costs is primarily covered by our dues pricing increases. Food and beverage operating margins improved slightly after a very slow start to the year due to improved cost of goods and management of payroll costs. Depreciation and amortization increased from $50.0 in 2004 to $50.7 million in 2005.

Discontinued Operations. The years ended December 28, 2004 and December 27, 2005 include one managed property divested in 2004 and two properties divested in 2005 in discontinued operations.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for 2004 and 2005 (dollars in thousands, except lodging data):

	Same Store and Total Resorts
	2004	2005
Number of facilities at end of period in continuing operations (1)	3	3
Operating revenues	$203,815	$263,885
Recognition of membership fees and deposits	6,078	5,858

Total operating revenues	$209,893	$269,743

Operating costs and expenses (2)	161,326	204,977

Segment EBITDA from continuing operations (2)	$48,567	$64,766

Segment EBITDA from discontinued operations (2)	$—	$—

Total Segment EBITDA (2)	$48,567	$64,766

Lodging data (3 resorts) (1)
Room nights available	432,432	430,976
Room nights sold	253,850	260,130
Paid occupancy rate	58.7%	60.4%
Average daily rate (3)	$189	$195
Revenue per occupied room (4)	$735	$752

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek.
(2)	Excludes intercompany consulting and support fees of $9.0 million and $5.6 million for Same Store and Total in 2004 and 2005, respectively.
(3)	Average daily rate is based on the average room rate per day for the year-to-date.
(4)	Revenue per occupied room is based on total operating revenues excluding membership dues, recognition of member initiation fees and net managed rooms commissions.

The discussion below excludes the impact of the U.S. Open.

Continuing Operations. Total operating revenues increased comparing 2004 to 2005 for same store resorts primarily due to higher occupancy, average daily rate and spending at Pinehurst and Barton Creek. Pinehurst revenue increased primarily due to a $15 increase in average daily rate and increased spending on golf and retail. Rounds played on our higher fee premium courses increased over 2004. Additionally, occupancy increased slightly at Pinehurst. Barton Creek revenue increased slightly due to a large increase in occupancy and a $6 increase in average daily rate offset by a decrease in spending. Homestead revenues decreased as spending and average daily rate were consistent comparing 2004 to 2005 but occupancy decreased.

Segment EBITDA improved comparing 2004 to 2005 for same store resorts. Pinehurst improved in golf operations, lodging and retail sales primarily due to improved management of payroll and other expenses offset by a slight decrease in food and beverage due to higher cost of goods sold. Barton Creek improved in food and beverage, lodging and retail sales primarily due to improved payroll management. Homestead improved in golf operations offset by a decrease in food and beverage, lodging and retail sales as a result of decreased occupancy. Depreciation and amortization increased slightly from $16.3 million in 2004 to $16.4 million in 2005.

Business and Sports Clubs

The following tables present certain summary financial and membership information for our business and sports clubs segment for 2004 and 2005 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2004	2005	2004	2005
Number of facilities at end of period in continuing operations	63	63	63	64
Operating revenues	$208,777	$216,549	$208,777	$216,611
Recognition of membership fees and deposits	2,215	2,088	2,215	2,087

Total operating revenues	$210,992	$218,637	$210,992	$218,698

Operating costs and expenses (1)	176,555	180,898	176,555	180,898

Segment EBITDA from continuing operations (1)	$34,437	$37,739	$34,437	$37,800

Segment EBITDA from discontinued operations (1)	$820	$809	$1,477	$820

Total Segment EBITDA (1)	$35,257	$38,548	$35,914	$38,620

(1)	Excludes intercompany consulting and support fees of $10.9 million and $13.5 million for Same Store and $11.4 million and $13.6 million for Total in 2004 and 2005, respectively.

Continuing Operations. Total operating revenues increased comparing 2004 to 2005 at same store business and sports clubs primarily due to increased food and beverage private party revenues and membership dues. Food and beverage private party revenues increased nearly 6% due to an increase in both volume and pricing. Membership dues increased more than 3% primarily due to a dues price increase in early 2005 partially offset by a decrease in member count.

Segment EBITDA increased at same store business and sports clubs comparing 2004 to 2005 due to increased revenue partially offset by a related increase in operating costs and expenses, primarily food and beverage costs. Food and beverage margins remained relatively flat when comparing 2004 to 2005 due to a slight improvement in cost of goods and payroll management offset by other expenses. Depreciation and amortization decreased from $10.9 million in 2004 to $9.1 million in 2005 due to the acceleration of depreciation in prior year related to leasehold improvements resulting in several fully depreciated assets.

Discontinued Operations. The years ended December 28, 2004 and December 27, 2005 include four properties divested in 2004 and one property currently held for sale in discontinued operations.

Other Operations and Services – Continuing Operations

Other operations and services consist primarily of real estate operations and our corporate services. Revenues increased from $13.6 million in 2004 to $14.3 million in 2005 primarily due to fees we receive from third-party developers based on a percentage of their real estate sales. Lot sales decreased slightly from $4.5 million in 2004 to $3.6 million in 2005.

Operating loss from other operations and services increased from $50.5 million in 2004 to $51.6 million in 2005. The change was due to revenue increases mentioned above as well as a rebate of previously incurred costs and a favorable legal settlement related to property taxes offset by increased insurance costs related to higher claims, a penalty and interest payment made to the IRS related to payroll taxes and the impairment of our investment in a consulting company. Additionally in 2005, we incurred approximately $1 million of expenses in corporate services related to the hosting of the 2005 U.S. Open.

Year Ended December 28, 2004 Compared to Year Ended December 30, 2003

Consolidated Operations – Continuing Operations

Operating revenues increased in all three operating divisions – country club and golf facilities, resorts and business and sports clubs – ending the year at $938.8 million, an improvement of more than 5%. Country club and golf facilities operating revenue increased 5% over 2003, with the most significant contributions in membership dues and food and beverage revenue. Resorts operating revenue increased 7% compared to 2003 primarily due to increases in food and beverage, golf operations, lodging and other recreation revenue at all three resorts. Business and sports clubs operating revenue increased 4% primarily due to food and beverage revenue as well as membership dues.

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

Operating income increased for country club and golf facilities and resorts operating divisions while business and sports clubs decreased slightly. Operating income for country club and golf reflected improved margins in food and beverage offset partially by decreased margins for golf operations. Resorts operating income reflected improved margins in golf operations and retail sales offset by slight decreases in food and beverage and lodging margins.

Discontinued Operations

The years ended December 30, 2003 and December 28, 2004 include 19 properties divested in 2003, five properties divested in 2004, two properties divested in 2005 and one property currently held for sale in discontinued operations. Operating revenues for these properties decreased from $30.9 million in 2003 to $17.8 million in 2004. Net income (loss) decreased $6.7 million from 2003 to 2004. In accordance with SFAS 144, depreciation expense is not recorded beginning with the quarter a property is classified as held for sale.

Segment and Other Information

Country Club and Golf Facilities

The following tables present certain summary financial and membership information for our country club and golf facilities segment for 2003 and 2004 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2003	2004	2003	2004
Number of facilities at end of period in continuing operations	92	92	94	96
Operating revenues	$445,783	$466,820	$450,704	$476,034
Recognition of membership fees and deposits	30,059	28,097	30,059	28,313

Total operating revenues	$475,842	$494,917	$480,763	$504,347

Operating costs and expenses (1)	365,675	378,563	370,109	386,366

Segment EBITDA from continuing operations (1)	$110,167	$116,354	$110,654	$117,981

Segment EBITDA from discontinued operations (1)	$—	$—	$1,060	$232

Total Segment EBITDA (1)	$110,167	$116,354	$111,714	$118,213

(1)	Excludes intercompany consulting and support fees of $24.4 million and $25.3 million for Same Store and $25.8 million and $26.8 million for Total in 2003 and 2004, respectively.

Continuing Operations. Total operating revenues increased from 2003 to 2004 for same store country club and golf facilities primarily due to increased food and beverage revenues, membership dues and golf operations revenues. Food and beverage revenues for both a la carte and private party increased. A la carte improved 15% as a result of increased activity and a higher check average while an increase in private party activity was slightly offset by a decrease in check average resulting in a 8% increase. Membership dues increased 4% as a result of price increases and an increase in Signature Gold activity. Golf operations increased slightly due to higher paid rounds and cart rental fees as a result of the increased activity at our clubs. The impact of numerous hurricanes and heavy rains significantly decreased the number of rounds played in 2004.

Segment EBITDA increased from 2003 to 2004 for same store country club and golf facilities as a result of increased operating revenues, partially offset by a related increase in operating costs and expenses. Operating costs and expenses increased primarily due to the increased usage at our clubs which resulted in increased food and beverage and golf operations expenses. Overall, food and beverage operating profit improved when comparing 2003 to 2004 while golf operating margin decreased due to lower rounds played caused by inclement weather.

Discontinued Operations. The years ended December 30, 2003 and December 28, 2004 include 13 properties divested in 2003, one managed property divested in 2004 and two properties divested in 2005 in discontinued operations.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for 2003 and 2004 (dollars in thousands, except lodging data):

	Same Store and Total Resorts
	2003	2004
Number of facilities at end of period in continuing operations (1)	3	3
Operating revenues	$190,617	$203,815
Recognition of membership fees and deposits	6,229	6,078

Total operating revenues	$196,846	$209,893

Operating costs and expenses (2)	150,194	161,326

Segment EBITDA from continuing operations (2)	$46,652	$48,567

Segment EBITDA from discontinued operations (2)	$—	$—

EBITDA (2)	$46,652	$48,567

Lodging data (3 resorts) (1)
Room nights available	432,432	432,432
Room nights sold	239,680	253,850
Paid occupancy rate	55.4%	58.7%
Average daily rate (3)	$188	$189
Revenue per occupied room (4)	$725	$735

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek.
(2)	Excludes intercompany consulting and support fees of $8.6 million and $9.0 million for Same Store and Total in 2003 and 2004, respectively.
(3)	Average daily rate is based on the average room rate per day for the entire fiscal year.
(4)	Revenue per occupied room is based on total operating revenues excluding membership dues, recognition of member initiation fees and net managed rooms commissions.

Continuing Operations. Total operating revenues increased comparing 2003 to 2004 for same store resorts primarily due to increased food and beverage, lodging, other recreation and golf operations. Food and beverage a la carte and private party revenues increased 6% and 16%, respectively, as a result of higher occupancy and spending by social guests during 2004 at all of the resorts. A la carte revenues were mainly driven by higher occupancy rates while private party revenues had a significant increase in check average. Lodging revenues increased 7% as a result of increased room nights and higher average room rates from the prior year, primarily at Barton Creek. Other recreation revenues increased 10% as a result of increased spa revenues at The Homestead and Pinehurst as well as increased ski revenues at The Homestead. Golf revenues increased 8% primarily due to increased play on the premium courses at Pinehurst.

Segment EBITDA increased from 2003 to 2004 for same store resorts due to increased revenue discussed above offset by a related increase in operating costs and expenses. Operating costs and expenses increased due to higher food and beverage expenses related to the higher occupancy and spending mentioned above at all of the resorts as well as increased wages at The Homestead due to staffing of temporary employees. Other recreation operating expenses increased primarily due to increased usage at The Homestead related to spa and ski activities. Lodging expenses increased primarily at The Homestead due to increased payroll costs from the staffing of temporary employees. Golf operations expenses increased due to higher maintenance costs at all of the resorts.

Business and Sports Clubs

The following tables present certain summary financial and membership information for our business and sports clubs segment for 2003 and 2004 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2003	2004	2003	2004
Number of facilities at end of period in continuing operations	63	63	63	63
Operating revenues	$200,545	$208,777	$200,545	$208,777
Recognition of membership fees and deposits	2,415	2,215	2,415	2,215

Total operating revenues	$202,960	$210,992	$202,960	$210,992

Operating costs and expenses (1)	170,263	176,555	170,267	176,555

Segment EBITDA from continuing operations (1)	$32,697	$34,437	$32,693	$34,437

Segment EBITDA from discontinued operations (1)	$747	$820	$847	$1,477

EBITDA (1)	$33,444	$35,257	$33,540	$35,914

(1)	Excludes intercompany consulting and support fees of $11.0 million and $10.9 million for Same Store and $12.0 million and $11.4 million in Total in 2003 and 2004, respectively.

Continuing Operations. Total operating revenues increased comparing 2003 to 2004 at same store business and sports clubs primarily due to increased food and beverage revenues and membership dues. Food and beverage a la carte revenues increased 7% due to pricing increases while increases in private party revenues of 6% were driven by volume. Membership dues increased more than 2% primarily due to the impact of expanding the Signature Gold program being offered at the business clubs in 2004. Signature Gold dues increased $1.6 million or more than 24% from 2003 to 2004.

Segment EBITDA increased at same store business and sports clubs from 2003 to 2004 due to an increase in operating costs and expenses primarily related to higher food and beverage sales. Operating margins were positively impacted by improved food and beverage margins due to expense controls in purchasing and operations. Rent expense increased $1.3 million due to strong operating results affecting contingent rent payments.

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

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain our core properties, fund expansions at our current properties, and be poised for external growth in the marketplace. During the last few years, our focus has been on strengthening our cash position and refinancing and reducing our debt in order to support these goals. Our cash position has increased to $189 million as of December 27, 2005 compared to $96 million as of December 28, 2004. The primary reason for the increase was the Aliso Viejo land sale from which we received $85 million in net cash proceeds. Our debt was refinanced in 2003 and has been paid down to $672 million as of December 27, 2005. We have paid down approximately $47 million since December 28, 2004.

Historically, we have financed our operations and cash needs primarily through cash flows from operations, debt and, to a lesser extent, proceeds from divestitures. We anticipate using cash flow from operations in 2006 principally to fund planned capital replacement expenditures, repay debt and build cash reserves. We expect to use our cash reserves in 2006 to grow and expand our business through a combination of improvements and expansions of existing facilities, on which we spent approximately $78 million in 2005. Based on our current projections, we believe our current assets and cash flow from operations are sufficient to meet our anticipated working capital and operating needs for the next 12 months as well as support our anticipated capital expenditures.

Debt

The majority of our outstanding debt at December 27, 2005 was obtained as a result of major refinancings that took place during 2003. The refinancings resulted in mortgage portfolios which had a combined notional amount of approximately $658 million, including both fixed and variable rate portions. The combined refinancings were comprised of first mortgages on 40 properties and increased borrowings on two existing mortgage loans (see Note 8 of the Notes to Consolidated Financial Statements).

Under the provisions of certain of our debt agreements with Textron Financial Corporation (“Textron”), we are required to maintain debt service coverage ratios at both the portfolio and individual property level. Certain of these individual loans have cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of December 27, 2005, the debt service coverage ratio was below the minimum level for four individual properties participating in the loan, thereby causing the entire loan ($53 million in principal amount) to be in technical default. We cured the noncompliance by obtaining letters of credit totaling $2.7 million.

In early 2006, we amended a loan agreement representing approximately $37 million of debt maturing in 2006 and established a secured $50 million line of credit which will mature in 2010. As a result, we paid down approximately $32 million and transferred the remaining $5 million as an initial draw on the line of credit.

Cash and Cash Flow

Our cash flow from operations was $121 million for the year ended December 27, 2005, an increase of $2 million over 2004. In addition to our daily operating transactions, a key component of our annual operating cash comes from our membership programs. Membership deposits and fees represent advance initiation deposits for the right to become a member. Membership deposits are generally not refundable until a fixed number of years (generally 30 years) after the date of acceptance as a member while membership fees are not refundable. Cash from deposits is used to fund our normal operations. Revenue recognition of these deposits is deferred and amortized as discussed in Item 7 — “Critical Accounting Policies and Estimates.” We allow new members to defer a portion of the payment of fees and deposits as an incentive for them to join. Although this practice adversely affects the current amount of cash received for fees and deposits, it is subsequently offset through the receipt of recurring membership dues and other revenues received from these members.

We utilize cash to fund operations, maintain our properties, pay down our debt and related interest, and, to a limited extent, buy back company stock. In 2005, we reduced debt by nearly $47 million and increased our cash and cash equivalents by more than $92 million. For 2006, we are considering additional investments in improving and expanding our existing properties or acquiring new properties.

Capital Spending

The nature of our business requires us to invest a significant amount of capital in our existing properties to maintain them. For 2005, we expended approximately $68 million in maintenance capital, and we anticipate spending approximately $69 million in 2006 for maintenance capital.

In addition to maintaining our properties, we also spend discretionary capital to expand existing properties and to enter into new business opportunities. Capital expansion funding totaled approximately $10 million in 2005, and we anticipate spending an additional $40 million in 2006 for expansion and improvement projects on clubs and resorts we feel have a high potential for return on investment.

Risks

We believe that we have sufficient and stable funds to allow us to operate our business for the next 12 months as well as evaluate growth opportunities during 2005 and beyond. However, the occurrence of any of the following events might limit our ability to fund operations or provide adequate capital funding:

•	Lack of compliance with debt covenants – currently our defaults on the Textron note are covered by letters of credit. However, should operations cause adverse results at one or a group of properties, we may need to pay down debt or secure additional financing, which might not be available on favorable terms and conditions or at all.

•	Exercise of the limited put right by our ESOP – As a means of providing liquidity to the trustees of the Amended Plan, we have provided the trustees a limited put right (the “Redemption Right”) to cause us to redeem Common Stock, held in trust on behalf of the Amended Plan, at the most recent appraised fair market value as necessary, in the event the trust does not have adequate resources, to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the Amended Plan. We do not expect that the Redemption Right will be exercised in 2006, but if it is, we could be required to repurchase shares of Common Stock.

•	Exercise of certain rights by our third party investor – During 1999, we sold 9,375,000 shares of common stock and warrants to acquire 1,012,500 shares of common stock to The Cypress Group. Beginning in December 2004, we are obligated under certain defined conditions to offer to repurchase a portion of their outstanding shares if we are below a defined leverage ratio. This calculation is performed annually on December 1st. Based on the calculation, we were above the stated leverage ratio and were not required to offer to repurchase any shares during 2005. However, if our actual future operating results differ materially from expectations, we could fall below the leverage ratio and would be required to offer to repurchase a portion of their shares of Common Stock. We do not anticipate this occurring in 2006.

•	Natural disaster or catastrophic events - Events out of our control could cause significant operational implications and/or an inability to obtain financing.

We do not anticipate any of the above situations occurring. Additionally, these risks are somewhat mitigated due to the fact that a significant portion of our capital expansions and new growth spending is discretionary. However, we cannot assure you that these events will not occur.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of December 27, 2005. The following tables summarize our total contractual obligations and other commercial commitments and their respective payment or commitment expiration dates by year as of December 27, 2005 (dollars in thousands):

Contractual Obligations

		Less than	Payments due by Period		More than
	Total	1 year	1 - 3 years	3 - 5 years	five years
Long-Term Debt	$657,994	$69,839	$220,846	$151,534	$215,775
Capital Lease Obligations	13,624	5,765	7,060	799	—
Membership Deposits (1)	169,614	18,341	5,875	8,903	136,495
Other Long-Term Obligations (2)	15,566	6,150	—	—	9,416
Operating Leases	164,095	17,966	33,188	28,282	84,659

Total Contractual Cash Obligations	$1,020,893	$118,061	$266,969	$189,518	$446,345

(1)	Represents the estimated fair value of membership deposits based on the discounted value of future maturities using our incremental borrowing rate. See Note 4 of the Notes to Consolidated Financial Statements. The present value of the membership deposit obligation is recorded as a liability in our Consolidated Balance Sheet and accretes over the nonrefundable term using the effective interest method. At December 27, 2005, the gross amount of non-defeased membership deposit obligations was $518 million.
(2)	Consists of insurance reserves for general liability and workers’ compensation of $15.6 million, of which $6.2 million is classified as current. The remainder of our other long-term obligations consists of deferred revenue and other non-cash items which do not affect our consolidated cash position. See Note 9 of the Notes to Consolidated Financial Statements.

Commercial Commitments

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Standby Letters of Credit (1)	$19,001	$19,001	$—	$—	$—
Standby Repurchase Obligations (2)(3)	53,026	—	—	—	53,026
Debt Letters of Credit (4)	2,650	2,650	—	—	—
Capital Commitments (5)	19,250	1,250	18,000	—	—

Total Commercial Commitments	$93,927	$22,901	$18,000	$—	$53,026

(1)	Letters of credit are primarily related to secure future estimated claims for workers’ compensation and general liability insurance. Our commitment amount for insurance-related letters of credit is gradually reduced as obligations under the policies are paid. See Note 2 on the Contractual Obligations table above regarding reserves for workers’ compensation and general liability insurance.
(2)	We have provided the trustees of the Amended Plan a limited put right to cause us to redeem our common stock at the most recent appraised fair market value as necessary to meet certain liquidity requirements. The Amended Plan owns 4.4% of our outstanding common stock with a redemption value of $53 million as of December 27, 2005. The Redemption Right has never been exercised by the Amended Plan and we do not expect that it will be exercised in the immediate future. See Note 12 of the Notes to the Consolidated Financial Statements.
(3)	Excludes future common stock repurchase obligations under our Stockholders Agreement with The Cypress Group as they are contingent upon certain events occurring which are not certain and cannot be estimated at this time.
(4)	We have $2.7 million in letters of credit in order to cure a default of a portion of our debt with Textron.
(5)	We have capital commitments at certain of our country clubs related to future construction or capital contributions after the developer has completed construction. Included in these capital commitments is $5 million which is reflected in our prepaids balance on our Consolidated Balance Sheet at December 27, 2005.

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

Impairment of Assets

The Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in 2001 which requires, among other things, that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended December 27, 2005, we recorded impairment losses of $8.9 million relating to certain of our assets. This impairment loss is reported as a component of operating income (loss) in our Consolidated Statements of Operations. If events or circumstances change in the future, additional impairment losses could be recorded.

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

Environmental Regulation

We have policies in place designed to keep our facilities in compliance with current federal, state and local environmental laws and laws relating to access for disabled persons. We are not subject to any recurring costs associated with managing hazardous materials or pollution. We do not believe that we will incur expenses for infrequent or non-recurring cleanup, based upon our due diligence inspection, employee training, standards of operations and on-site assessments performed and maintained for each facility. However, some of our resorts and golf courses contain or have contained underground storage tanks, or USTs, for storing fuel. The majority of the USTs have been replaced with federal and state approved concrete lined steel, double walled aboveground tanks. We have less than ten USTs that we are currently in the process of replacing with above ground contained storage systems or retrofitting with the new detection and spill prevention equipment. We do not believe that any remediation will be required. We are permitted under various state laws to recover a portion of our costs of remediation through various state superfunds created to address environmental cleanups. We are not subject to any remediation mandates related to previously contaminated sites. See Item 1 — “Business — Operations — Government Regulation.”

Joint Ventures and Collaborative Agreements

We partially own 14 properties in partnership with other entities and may in the future enter into further joint venture or other collaborative arrangements related to additional properties. Our investments in these joint ventures may, under certain circumstances, involve risks not otherwise present in our business, including the risk that our partner may become bankrupt, the impact on our ability to sell or dispose of our property as a result of buy/sell rights that may be imposed by the joint venture agreement, and the risk that our partner may have economic or other interests or goals that are inconsistent with our interests and goals and that they may be in a position to veto actions which may be in our best interests.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on fair value on the grant date of the equity instruments issued or marked to market each period for the liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award. This new standard will be effective for us beginning in our first quarter of 2006. We believe the impact of this standard will cause an increase to payroll expense of approximately $3.5 million ($2.3 million net of tax) for the year ending 2006.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 addresses the recording and reporting of asset retirement obligations if removal of materials such as asbestos insulation, lead paint PCBs, or other material covered by environmental regulations, is required. The adoption of FIN 47 did not have an effect on our Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes and foreign currency fluctuations. Variable interest rates on our refinanced mortgage debt are based on the 30-day LIBOR rate plus an incremental margin (between 275 and 375 basis points) and the U.S. Prime rate plus an incremental margin of 100 basis points. During 2005, the variable U.S. Prime rate related to these facilities averaged approximately 6.50%. At March 22, 2006, the 30-day LIBOR and U.S. Prime rates were 4.80% and 7.50%, respectively. Interest rate floors in place on these loans (4.25% and 5.75% for certain LIBOR-based loans and 5.00% for Prime-based loans, including applicable incremental margins) did not effect these market rates throughout fiscal year 2005. Interest payments on approximately 61% of the floating portion of these notes are protected by interest rate cap agreements that limit our exposure to rises in interest rates over certain amounts.

The table below presents the principal amounts, weighted average interest rates as of December 27, 2005 and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes of our outstanding debt (dollars in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt	$16,696	$14,016	$36,789	$10,849	$140,836	$215,775	$434,961	$450,845
Weighted average interest rate at December 27, 2005							6.83%
Variable rate debt (primarily LIBOR)	$58,910	$12,446	$164,653	$61	$587	$—	$236,657	$242,074
Weighted average interest rate at December 27, 2005							7.12%

Totals	$75,606	$26,462	$201,442	$10,910	$141,423	$215,775	$671,618	$692,919

A hypothetical one percent increase in short-term interest rates, based on the outstanding balance of our variable rate debt at December 27, 2005, would result in an estimated increase of $2.4 million in annual interest expense.

Because the table incorporates only those exposures that existed as of December 27, 2005, it does not consider those exposures or positions that could arise after that date. Moreover, the information presented herein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time and interest rates.

Changes in interest rates also impact our pension expense. An assumed discount rate is used in determining the present value of future cash outflows currently expected to be required to satisfy the pension benefit obligation when due. A hypothetical 25 basis points reduction in the assumed discount rate would result in an estimated increase of $0.7 million in our future pension expense.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures were effective as of the end of the period covered by this report, in ensuring that all information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 has been recorded, processed, summarized and reported within the time periods specified by the SEC.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information regarding our directors and executive officers as of March 24, 2006:

Name	Age	Position
Robert H. Dedman, Jr. (1) (2) (3)	48	Chairman of the Board

John A. Beckert (1) (2) (3)	52	Chief Executive Officer and President

Nancy M. Dedman	78	Director

Patricia Dedman Dietz	50	Director

James Stern (2) (3)	55	Director

Bahram Shirazi (2) (3)	42	Director

Jeffrey P. Mayer (1)	49	Chief Financial Officer

Thomas T. Henslee	46	Executive Vice President, Secretary and General Counsel

Richard N. Beckert	49	Executive Vice President, Operations

Frank C. Gore	56	Executive Vice President, Sales

Douglas T. Howe	48	Executive Vice President, Growth and Development

Murray S. Siegel	60	Executive Vice President, Strategic Operations

(1)	Member of the Investment Committee
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee

Our board of directors is currently comprised of the Chairman of the Board and five other directors. In connection with the Stockholders Agreement, dated October 26, 1999 between The Cypress Group (“Cypress”) and certain stockholders affiliated with the Dedman family (the “Dedman Stockholders”), Cypress is entitled to designate two directors to serve on our Board. James Stern and Bahram Shirazi currently serve on the Board as representatives of Cypress. Cypress has a right to designate two directors as long as it owns 50% or more of the common stock it purchased from the Dedman Stockholders, pursuant to a Stock Purchase Agreement, dated October 26, 1999, executed in connection with the Stockholders Agreement, and at least one director as long as it owns at least 25% of such common stock. The Dedman Stockholders also have the right to appoint one additional non-employee director, as specified in the Stockholders Agreement. All employee directors, the Chairman of the Board and Nancy Dedman hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by the Board and serve until their successors are duly elected and qualified.

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

Under the terms of the Stockholders Agreement, as long as Cypress is entitled to designate one director to our Board, the Audit and Compensation Committees of the Board must include at least one representative of Cypress.

Directors

Robert H. Dedman, Jr., age 48, joined us in 1980 and served as Director of Corporate Planning from 1980 until 1984. From 1984 until 1987, Mr. Dedman was an associate at Salomon Brothers Inc., specializing in mergers and acquisitions. Mr. Dedman returned to us in 1987 as Chief Financial Officer. Since 1989, Mr. Dedman has served as a director of ClubCorp and in August 2002 became our Chairman of the Board. Mr. Dedman served as our Chief Operating Officer from 1989 through 1997, as our President from 1989 through August 2002 and as Chief Executive Officer from 1998 through 2004. Mr. Dedman is a director of Southern Methodist University Dedman School of Law, JPMorgan Chase Dallas Region, and the University of Texas Development Board. Mr. Dedman is an executive board member of Golf 20/20, a national trustee in the southwest of the Boys & Girls Clubs of America, a trustee of the Southwestern Medical Foundation and Dallas Museum of Art, and past chairman of the Texas Business Hall of Fame.

John A. Beckert, age 52, joined us in August 2002 as President and Chief Operating Officer and in 2004 became Chief Executive Officer. Mr. Beckert, who has 23 years of experience in the hospitality industry, is also a member of our board of directors. From 2000 to 2002, Mr. Beckert was a partner in Seneca Advisors LLP, a consulting and private investment firm. Prior to 2000, Mr. Beckert served 19 years at Bristol Hotels and Resorts, most recently as President and Chief Operating Officer. John is a life board member of the North Texas Food Bank and former chairman of the board of trustees of Greenhill School in Dallas.

Nancy M. Dedman, age 78, was appointed to our board of directors in August 2002. Mrs. Dedman previously served as a director of our predecessor, ClubCorp International, Inc., from its inception until 1998.

Patricia Dedman Dietz, age 50, has been one of our directors since 1982. Mrs. Dietz spent 15 years in private practice as a psychologist.

James Stern, age 55, was elected as one of our directors in 2006 and has been the CEO and Chairman of The Cypress Group since its formation in April 1994. Prior to joining Cypress, Mr. Stern was a managing Director with Lehman Brothers, Inc. and served as head of the Merchant Banking Group. During his career at Lehman Brothers, he also served as head of that firm’s Investment Banking, High Yield and Primary Capital Markets Groups. Mr. Stern is also a Director of AMTROL, Inc., WESCO International, Lear Corporation, Medpointe, Inc., and Affinia Group, Inc., and is Chairman of the Board of Trustees of Tufts University.

Bahram Shirazi, age 42, was elected as one of our directors in 1999, and has been a Managing Director of The Cypress Group, a private merchant banking firm, since 1998. Prior to 1998, he was a Principal at Cypress since its formation in 1994. Prior to joining Cypress, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc.

Executive Officers

Jeffrey P. Mayer, age 49, joined us in 2000 as Chief Financial Officer. Previously, Mr. Mayer served in various senior management positions with Bristol Hotels and Resorts from 1996 to 2000, most recently as Executive Vice President and Chief Financial Officer. Prior to that time, Mr. Mayer served as Senior Vice President, Corporate Controller and Chief Accounting Officer of Host Marriott Corporation (formerly Marriott Corporation).

Thomas T. Henslee, age 46, has been our General Counsel, Executive Vice President and Secretary since 2003. Mr. Henslee was a Partner with the firm Henslee and Cassidy LLP, which began representing our subsidiaries in daily operational matters in 1996. Previously, Mr. Henslee represented us in numerous matters beginning in 1989.

Richard N. Beckert, age 49, is Executive Vice President, Operations. Mr. Beckert joined ClubCorp in 2002 as Senior Vice President of Human Resources and later served as Executive Vice President, Resorts. Previously, Mr. Beckert served as CEO of Malibu Entertainment Worldwide and the Chief Administrative Officer for Bristol Hotels and Resorts.

Frank C. Gore, age 56, joined us in 1978 and since that time has held various positions and offices with us. Mr. Gore was promoted to Executive Vice President of ClubCorp USA, Inc. in 1987.

Douglas T. Howe, age 48, joined us in 1975 and has served in various positions and offices related to our operations and business development in that time. Mr. Howe was promoted to Executive Vice President of ClubCorp USA, Inc. in 1995.

Murray S. Siegel, age 60, is Executive Vice President, Strategic Operations. Mr. Siegel joined ClubCorp in 1978 and has held various positions and offices with us. Mr. Siegel was promoted to Executive Vice President of ClubCorp USA, Inc. in 1999.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and our four other most highly compensated executive officers as of December 27, 2005 (collectively, the “Named Executive Officers”) during the years ended December 30, 2003, December 28, 2004 and December 27, 2005:

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)		Securities Underlying Options (2)
Robert H. Dedman, Jr. Chairman of the Board	2005 2004 2003	$515,000 506,346 500,000	$257,500 283,554 235,000	$	— — —	— — —

John A. Beckert President, Chief Executive Officer and Director	2005 2004 2003	575,000 531,731 500,000	287,500 322,000 281,250		— — —	— 350,000 925,000

Jeffrey P. Mayer Chief Financial Officer	2005 2004 2003	364,521 354,442 343,539	227,010 225,607 226,433		— — —	137,520 — 286,500

Richard N. Beckert Executive Vice President, Operations	2005 2004 2003	390,482 315,538 286,538	234,794 207,332 230,541		— — —	125,000 225,000 250,000

Douglas T. Howe Executive Vice President, ClubCorp USA, Inc.	2005 2004 2003	286,194 280,069 264,339	192,855 147,377 148,781		— — —	13,180 — 186,800

(1)	There was no other annual compensation, perquisites and other personal benefits, securities or property greater than either $50,000 or 10% of the total annual salary and bonus or other annual compensation reported for each Named Executive Officer in 2003, 2004 or 2005.
(2)	Reflects options to acquire our common stock granted pursuant to the ClubCorp Omnibus Stock Plan (the “Omnibus Stock Plan”).

Option Grants in Last Fiscal Year Table

The following table summarizes for each Named Executive Officer, each grant of stock options during the fiscal year ended December 27, 2005.

	Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Grant Date Fair Value (1)
Robert H. Dedman, Jr.	—	—	—	—	—
John A. Beckert	—	—	—	—	—
Jeffrey P. Mayer	37,520	4.06%	$12.50	6/1/15	$226,246
	100,000	10.83	12.91	11/10/15	643,000
Richard N. Beckert	37,520	4.06	12.50	6/1/15	226,246
	87,480	9.47	12.91	11/28/15	558,997
Douglas T. Howe	13,180	1.43	12.50	6/1/15	79,475

(1)	Fair value was calculated using the Black-Scholes option pricing model. Use of this model should not be viewed in any way as a forecast of the future performance of our common stock, which will be determined by future events and unknown factors. The estimated values under the Black-Scholes model are based upon the following assumptions: risk free rate of return (varies depending on grant date), stock price volatility (40%), dividend yield (0), term (7 years) and forfeiture rate (3%).

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table summarizes for each Named Executive Officer, each exercise of stock options during the fiscal year ended December 27, 2005 and the fiscal year-end value of unexercised options:

			Number of Shares of Common Stock Underlying Unexercised Options at Fiscal Year-End (1) (2)		Value of Unexercised In-the-Money Options at Fiscal Year-End (3)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert H. Dedman, Jr.	—	$—	847,200	46,800	$1,090,508	$25,272
John A. Beckert	—	—	440,000	835,000	1,701,900	2,820,850
Jeffrey P. Mayer	—	—	277,500	193,020	923,655	163,658
Richard N. Beckert	—	—	145,000	455,000	494,900	917,483
Douglas T. Howe	—	—	211,550	29,680	694,396	18,769

(1)	The ClubCorp Inc. Executive Stock Option Plan (the Executive Option Plan) was adopted in August 1995 and was amended and restated effective January 2001. The Executive Option Plan provides for granting options to purchase shares of common stock to key employees at a price not less than fair market value at the date of grant. The options vest evenly over a 10 year period from the date the option is granted, if the employee maintains a certain performance level as defined in the Executive Option Plan. Each of the Named Executive Officers met the required performance level defined in the Executive Option Plan for 2003, 2004, and 2005. Thus, 100% of the shares granted are vested and exercisable, dependent upon the year of grant.
(2)	The Omnibus Stock Plan was adopted effective February 1998 and was amended and restated effective January 2001. The Omnibus Stock Plan provides for granting to key employees options to purchase shares of common stock at a price not less than fair market value at the date of grant. The vesting is determined at the time of grant and is generally three to five years with a ten-year expiration date with one exception. During the year ended December 30, 2003, we allowed employees with options in the company granted before January 1, 2002, to forfeit those options and be issued the same number of options six months and several days later at the then current stock price. On September 19, 2003, 3,153,086 options were granted related to this transaction. These options have an 18-month cliff vesting with a seven-year expiration date.
(3)	Based upon the most recent appraised value of $12.91 per share.

Compensation of Directors

Directors who are not officers of ClubCorp receive reimbursement of travel expenses for each of our Board meetings attended.

Employment Agreements; Key-Man Life Insurance

We do not have non-disclosure and non-competition agreements with the majority of our salaried employees, excluding our senior executive officers. In addition, we do not maintain key-man life insurance policies on any of our officers or employees.

With the exception of John A. Beckert, our President and Chief Executive Officer, Richard N. Beckert, our Executive Vice President, Operations, and Jeffrey P. Mayer, our Chief Financial Officer, we generally do not have any employment agreements with our Named Executive Officers or employees.

Compensation and Benefits. Under their employment agreements, Mr. John A. Beckert, Mr. Richard N. Beckert and Mr. Mayer are entitled to annual base salaries of $575,000, $420,000 and $370,000, respectively. Each executive’s annual base salary is reviewed at least annually and may be increased at the discretion of the Compensation Committee of the Board of Directors. In addition, they are eligible to receive an annual cash bonus payment based upon their performance as measured against the financial and personal performance objectives set forth in our ClubCorp Incentive Plan for Home Office and Division Employee Partners.

Several of the material clauses of the employment agreements for John Beckert, Richard Beckert and Jeffrey Mayer are similar and are summarized below:

Effect of Termination. Under the employment agreements, if employment is terminated by us other than for Cause (as defined in the employment agreements), death or disability or if they resign their employment for Good Reason (as defined in the employment agreement), then:

•	all unvested stock options will be automatically vested effective on the day immediately preceding the termination date; and

•	contingent on signing and delivering a general release and waiver of claims in a form reasonably acceptable to us, they will also receive eighteen (18) months of base salary (24 months for John Beckert) and an additional amount equal to the annual bonus he received in the preceding calendar year.

Effect of a Change of Control. In the event of a Change of Control (as defined in the employment agreements), all of their vested and unvested stock options will be deemed to have automatically vested on the date immediately prior to the date of the Change of Control. If (i) any payments are due and are subject to excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended from time to time, or any successor provision or (ii) they are subject to a “parachute payment” and such payment is reduced, we will pay them an additional amount so that the net amount retained by them after deductions of any such excise tax and any income and employment taxes, social security tax, excise tax, interest or penalties imposed on such amounts paid shall be equal to the full amount of the intended payment or benefit.

Other Protective Provisions. Under the employment agreements, they are subject to certain non-solicitation, confidentiality, inventions and works for hire, non-competition and non-disparagement provisions.

Compensation Committee Interlocks and Insider Participation

During 2005, Messrs. Dedman, Beckert, James Singleton (a former director) and Shirazi served as members of our compensation committee. Mr. Dedman serves as our Chairman of the Board and Mr. Beckert serves as our Chief Executive Officer and President. In addition, Mr. Singleton was President of Cypress and Mr. Shirazi is a Managing Director of Cypress. Cypress beneficially owns greater than 10% of our common stock. No member of the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

In January of 2006, James Singleton resigned from our board of directors and the compensation committee. James Stern, CEO and Chairman of the Board of Cypress, has been appointed as Mr. Singleton’s replacement. He will serve on our board of directors and the compensation committee in the same capacity as Mr. Singleton had previously.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 27, 2005:

Equity Compensation Plan Information

	(a)	(b)	(c)	(d)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	Total of Securities Reflected in Columns (a) and (c)
Equity Compensation Plans Approved by Shareholders (1) (2)	7,557,513	$10.52	879,349	8,436,862
Equity Compensation Plans Not Approved by Shareholders	—	—	—	—

Total	7,557,513	$10.52	879,349	8,436,862

(1)	Includes outstanding options under the Executive Stock Option Plan, which was adopted by our Board in August 1995 and was amended and restated effective January 2001. We do not intend to issue new grants under this plan.
(2)	Includes outstanding options under the Omnibus Stock Plan, which was adopted by our Board in February 1998. After several amendments, the Plan now has 7,638,862 shares authorized and included in the total securities above.
(3)	Based upon the weighted-average fair market value as determined by the most recent appraisal value available at the respective grant dates.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of our common stock, as of March 24, 2006, by (i) each Named Executive Officer, (ii) each person or group known by us to be the beneficial owner of more than 5.0% of the outstanding common stock, (iii) each of our directors and (iv) all of our directors and executive officers as a group. The number and percentage of shares of common stock beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which a person has sole or shared voting power or investment power and also any shares of common stock underlying stock options and warrants that are exercisable by that person within sixty days of March 24, 2006. However, shares underlying such stock options and warrants are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise indicated in the footnotes, each person listed in the following table has sole voting and investment power over the shares shown as beneficially owned by that person. Percentage of beneficial ownership is based on 92,821,459 shares of common stock outstanding as of March 24, 2006.

	Shares of Common Stock Beneficially Owned
Name	Number	Percentage
Robert H. Dedman, Jr. (1) (3)	49,855,534	53.2

Nancy M. Dedman (1) (4)	40,243,960	43.4

The Cypress Group (2) (5)	15,075,000	16.1

James Stern (2) (5)	15,075,000	16.1

Patricia Dedman Dietz (1) (6)	12,825,308	13.8

Bahram Shirazi (2) (7)	—	*

John A. Beckert (1) (8)	658,389	*

Richard N. Beckert (1) (9)	195,998	*

Jeffrey P. Mayer (1) (10)	296,800	*

Douglas T. Howe (1) (11)	244,755	*

All directors and executive officers as a group (12 persons) (12)	83,623,316	86.7

*	less than 1.0%
(1)	Such person’s address is 3030 LBJ Freeway, Suite 700, Dallas, Texas 75234.
(2)	Such entity’s or person’s address is 65 East 55th Street, New York, New York 10022.
(3)	Includes 12,018,900 shares owned by trusts for the benefit of Robert H. Dedman, Jr. (JPMorgan Chase Bank is the trustee of 5,191,526 of these shares and may be deemed to beneficially own these 5,191,526 shares. JPMorgan Chase Bank disclaims such beneficial ownership.), 17,470,337 shares owned by the estate of Robert H. Dedman, Sr., 16,000,000 shares owned by a trust for the benefit of Nancy M. Dedman which Robert H. Dedman, Jr. is a trustee and has sole voting power, 1,264,761 shares owned by trusts for which Robert H. Dedman, Jr. and Nancy M. Dedman are trustees and share voting power, 1,463,130 shares owned by a trust for the benefit of Nancy M. Dedman, Robert H. Dedman, Jr. and Patricia Dedman Dietz for which Robert H. Dedman, Jr. is a trustee and has sole voting power, 16,948 shares owned by Robert H. Dedman, Jr.’s wife, Rachael Dedman, 19,649 shares owned by trusts for the benefit of Robert H. Dedman, Jr.’s minor children for which Mr. Dedman, Jr. is a trustee and shares voting and investment power, 723,409 shares owned by Robert H. dedman, Jr. and 878,400 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 24, 2006. Excludes 12,113,200 shares owned by trusts for the benefit of Patricia Dedman Dietz and 85,388 shares owned by trusts for the benefit of the Dietz’s minor children for which Robert H. Dedman, Jr. serves as a trustee and shares voting and investment power. Pending administration and distribution of Mr. Dedman, Sr.’s estate, Robert H. Dedman, Jr. and Nancy M. Dedman, as the executors of the estate, may be deemed to have shared voting power with respect to the shares beneficially owned by the estate.
(4)	Includes 17,470,337 shares owned by the estate of Robert H. Dedman, Sr., 17,448,498 shares owned by trusts for the benefit of Nancy M. Dedman which Robert H. Dedman, Jr. is a trustee and has sole voting power, 1,264,761 shares owned by trusts for which Robert H. Dedman, Jr. and Nancy M. Dedman are trustees and share voting power and 4,060,364 shares owned by Nancy M. Dedman. Pending administration and distribution of Mr. Dedman, Sr.’s estate, Robert H. Dedman, Jr. and Nancy M. Dedman, as the executors of the estate, may be deemed to have shared voting power with respect to the shares beneficially owned by the estate.
(5)	Includes 11,880,303, 1,485,557, 114,646, 505,051, and 76,943 shares owned by Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners II L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd., respectively. Includes 855,563, 107,325, 8,100, 36,450, and 5,062 shares of common stock issuable upon exercise of stock warrants that may be exercised within 60 days of March 24, 2006 to Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking Partners L.P., 55th Street Partners II L.P., Cypress Golf C.V. Ltd. and Cypress Golf Ltd., respectively. James Stern is a member of The Cypress Group which exercises voting control over the shares.
(6)	Includes 12,113,200 shares owned by trusts for the benefit of Patricia Dedman Dietz (JPMorgan Chase Bank is the trustee of 5,285,826 of these shares and may be deemed to beneficially own these 5,285,826 shares. JPMorgan Chase Bank disclaims such beneficial ownership.), 85,388 shares owned by trusts for the benefit of Patricia Dedman Dietz’s minor children for which Mrs. Dietz is a trustee and shares voting power, 7,316 shares owned by a trust for the benefit of Patricia Dedman Dietz which Robert H. Dedman, Jr. is a trustee and has sole voting power and 619,404 shares owned by Patricia Dedman Dietz. Excludes 12,018,900 shares owned by trusts for the benefit of Robert H. Dedman, Jr., for which Mrs. Dietz is a trustee and shares voting and investment power.
(7)	Bahram Shirazi is a member of The Cypress Group who does not exercise voting control over the shares.
(8)	Includes 655,000 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 24, 2006.
(9)	Includes 195,000 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 24, 2006.
(10)	Includes 286,800 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 24, 2006.
(11)	Includes 219,800 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 24, 2006.
(12)	Includes 3,639,400 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 24, 2006 for our executive officers and directors.

The estate of Robert H. Dedman, Sr. and his family currently own approximately 71% of our common stock. The holders of a majority of the common stock can elect all of our directors and approve or disapprove certain fundamental corporate transactions, including a merger or sale of all of our assets, subject to the terms of the Stockholders Agreement. The transfer of a substantial portion of the common stock owned by Nancy M. Dedman, or by her children could result in a change in our control and could affect our management or future direction. In addition, as defined by Section 182 of the Internal Revenue Code, a change in control of our greater than 5% stockholders could limit our ability to utilize current net operating losses to offset future taxable income.

Item 13. Certain Relationships and Related Transactions

During 1999, we sold 9,375,000 shares of common stock and warrants to acquire 1,012,500 shares of common stock to The Cypress Group. Beginning in December 2004, we are obligated under certain defined conditions to offer to repurchase a portion of their outstanding shares if we are below a defined leverage ratio. Based on the calculation, we were above the stated leverage ratio and were not required to offer to repurchase any shares during 2005.

Item 14. Principal Accountant Fees and Services

The table below sets forth the aggregate fees billed by our principal independent registered public accountants for audit, audit-related and tax services provided to us in each of the last two fiscal years. Deloitte & Touche LLP was our principal independent registered public accountant in 2004 and 2005.

	2004	2005
Audit fees	$532,000	$767,000
Audit-related Fees (1)	84,000	62,000
Tax fees	—	—
All other fees	—	—

Total fees	$616,000	$829,000

(1)	Audit related fees consist principally of fees for audits of financial statements of certain employee benefit plans and Sarbanes-Oxley compliance.

The Audit Committee pre-approves all services performed by our independent registered public accounting firm.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following audited Consolidated Financial Statements of ClubCorp and our subsidiaries as of December 28, 2004 and December 27, 2005, and for the years ended December 30, 2003, December 28, 2004, and December 27, 2005 are included in this Annual Report on Form 10-K, beginning on Page F-1:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)	All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the Notes thereto.

(a)(3)	Exhibits 10.2 and 10.3, 10.7 through 10.10, 10.17, 10.22 and 10.25 through 10.30 are compensatory plans. See Index to Exhibits on page 46

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

CLUBCORP, INC.

By:	/s/ John A. Beckert
John A. Beckert
President and
Chief Executive Officer

By:	/s/ Jeffrey P. Mayer
Jeffrey P. Mayer
Chief Financial Officer

By:	/s/ Angela A. Stephens
Angela A. Stephens
Senior Vice President and Chief Accounting Officer

Date:	March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

* Robert H. Dedman, Jr.	Chairman of the Board	March 24, 2006

* John A. Beckert	President, Chief Executive Officer, and Director	March 24, 2006

* Nancy M. Dedman	Director	March 24, 2006

* Patricia Dedman Dietz	Director	March 24, 2006

* James Stern	Director	March 24, 2006

* Bahram Shirazi	Director	March 24, 2006

By:	/s/Angela A. Stephens
Angela A. Stephens
Attorney-in-Fact

*	Power of Attorney authorizing Angela A. Stephens to sign this annual report on Form 10-K on behalf of the directors and certain officers of the Company is filed with the Securities and Exchange Commission. See the Power of Attorney on the Index to Exhibits, exhibit 24.1.

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1*	Articles of Incorporation, as amended, of ClubCorp, Inc.

3.2*	Bylaws, as amended, of Club Corporation International

4.1*	Specimen Certificate evidencing Common Stock of Club Corporation International

4.2~~	Certificate of Incorporation of ClubCorp, Inc.

4.3**	Bylaws of ClubCorp, Inc.

10.1*	Form of Stockholder Agreement for Club Corporation International

10.2~	ClubCorp Employee Stock Ownership Trust

10.3~	First Amendment to the ClubCorp Employee Stock Ownership Trust

10.4##	Stock Purchase Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October, 1999

10.5##	Stockholders Agreement among ClubCorp, Inc., the Dedman Family and The Cypress Group, L.L.C. dated October 26, 1999

10.6##	Form of Warrant to Purchase Common Stock of ClubCorp, Inc.

10.7%	Restated ClubCorp, Inc. Executive Stock Option Plan

10.8%%	Second Amendment to ClubCorp Employee Stock Ownership Trust

10.9+	Third Amendment to ClubCorp Employee Stock Ownership Trust

10.10+	2002 ClubCorp Comprehensive Compensation Plan

10.11++	Loan Agreement dated June 2, 2003 between Timarron Golf Club, Inc., Crow Canyon Management Corp., Northwood Management Corp. and Treesdale Country Club, Inc. and GMAC Commercial Mortgage Corporation

10.12++	Loan Agreement dated June 2, 2003 between Diamond Run Club, Inc., Greenbrier Country Club, Inc., Shadow Ridge Golf Club, Inc., Bay Oaks Country Club, Inc. and Woodside Plantation Country Club, Inc. and GMAC Commercial Mortgage Corporation

10.13++	Loan Agreement by and between Pacific Life Insurance Company and The Country Club Loan Parties Named herein dated as of June 2, 2003

10.14++	Loan Agreement by and between Pacific Life Insurance Company and The Resort Loan Parties Named herein dated as of June 2, 2003

10.15++	Loan Agreement dated June 4, 2003 between Textron Financial Corporation, ClubCorp, Inc., and each of the undersigned affiliates of ClubCorp

10.16++	Form of Promissory Note between Knollwood Country Club, Inc. and Textron Financial Corporation dated June 4, 2003

10.17+++	First Amendment to the ClubCorp, Inc. Executive Stock Option Plan

10.18^^	First Amendment to the Loan Agreement between Textron Financial Corporation, ClubCorp, Inc., and each of the undersigned affiliates of ClubCorp

10.19^^^	Employment Agreement between ClubCorp, Inc. and Richard N. Beckert, effective July 1, 2004

10.20^^^	Letter from KPMG LLP Regarding Change in Certifying Accountant

10.21<	Employment Agreement between ClubCorp, Inc. and Jeffrey P. Mayer

10.22<<	ClubCorp, Inc. Deferred Compensation Plan

10.23	Amended and Restated Employment Agreement between ClubCorp, Inc. and John A. Beckert

10.24	ClubCorp Incentive Plan for Home Office and Division Employee Partners - 2005

10.25	Fourth Amendment to the ClubCorp Employee Stock Ownership Trust

10.26	Restated ClubCorp, Inc. Omnibus Stock Plan

10.27	Restated ClubCorp Employee Stock Ownership Plan

10.28	First Amendment to the ClubCorp Employee Stock Ownership Plan

10.29	Second Amendment to the ClubCorp Employee Stock Ownership Plan

10.30	Third Amendment to the ClubCorp Employee Stock Ownership Plan

14^^^	Code of Ethical Conduct for Financial Managers

21.1	Subsidiaries of ClubCorp, Inc.

23.1	Consent of KPMG LLP

23.2	Consent of Houlihan Lokey Howard and Zukin Financial Advisors, Inc.

23.3	Consent of Deloitte & Touche LLP

24.1	Power of Attorney

31.1	Certification by John A. Beckert pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by John A. Beckert pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-83496)
**	Incorporated by reference to our Post-Effective Amendment No. 1 to Form S-8 (Registration Nos. 33-89818, 33-96568, 333-08041, 333-57107 and 333-52612)
~	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 29, 1998
~~	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended March 23, 1999
##	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 28, 1999
%	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended September 4, 2001
%%	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended March 19, 2002
+	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002
++	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended June 17, 2003
+++	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended September 9, 2003
^^	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended June 15, 2004
^^^	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 28, 2004
<	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended March 22, 2005
<<	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal period ended June 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ClubCorp, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of ClubCorp, Inc. and subsidiaries (the “Company”) as of December 27, 2005 and December 28, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2005 and 2004 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2005 and December 28, 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ClubCorp, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of ClubCorp, Inc. and subsidiaries (ClubCorp) for the year ended December 30, 2003. These consolidated financial statements are the responsibility of ClubCorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of ClubCorp, Inc. and subsidiaries for the year ended December 30, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas
March 29, 2004, except for
Note 11 which is as of April 12, 2005

ClubCorp, Inc.

Consolidated Balance Sheets

Years ended December 28, 2004 and December 27, 2005

(Dollars in thousands)

	2004	2005
Assets
Current assets:
Cash and cash equivalents	$96,180	$188,675
Restricted cash	28,742	21,650
Membership and other receivables, net	71,372	72,616
Inventories	19,807	19,106
Prepaid expenses and other assets	29,387	29,061

Total current assets	245,488	331,108
Property and equipment, net	1,141,584	1,124,761
Notes receivable	43,436	33,256
Other assets	87,477	58,582

Total assets	$1,517,985	$1,547,707

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$79,847	$87,274
Long-term debt - current portion	23,220	75,604
Membership deposits - current portion	16,940	18,341
Other liabilities	129,907	120,925

Total current liabilities	249,914	302,144

Long-term debt, net of current portion	684,613	596,014
Other liabilities	139,622	128,385
Membership deposits, net of current portion	136,776	151,273

Total liabilities	1,210,925	1,177,816
Redemption value of common stock held by benefit plan	47,180	53,026

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 93,380,242 outstanding at December 28, 2004 and 92,821,459 at December 27, 2005	996	996
Additional paid-in capital	161,672	161,672
Accumulated other comprehensive loss	(7,013)	(7,895)
Retained earnings	168,582	233,490
Treasury stock, 6,214,166 shares at December 28, 2004 and 6,772,949 at December 27, 2005	(64,357)	(71,398)

Total stockholders’ equity	259,880	316,865

Total liabilities and stockholders’ equity	$1,517,985	$1,547,707

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statements of Operations

Years ended December 30, 2003, December 28, 2004, and December 27, 2005

(Dollars in thousands, except per share amounts)

	2003	2004	2005
Operating revenues	$892,709	$938,802	$1,028,088

Operating costs and expenses	692,171	720,129	783,512
Depreciation and amortization	92,465	90,216	86,636
Selling, general and administrative expenses	78,162	68,157	70,476
Gain (loss) on disposals and impairment of assets	(8,144)	(6,523)	35,572

Operating income from continuing operations	21,767	53,777	123,036

Interest and investment income	1,253	2,015	4,030
Interest expense	(63,399)	(59,386)	(61,105)
Financing cost on prior debt facility	(10,569)	—	—

Income (loss) from continuing operations before income taxes and minority interest	(50,948)	(3,594)	65,961

Income tax (provision) benefit	(59,297)	(998)	5,393
Minority interest	298	352	(679)

Income (loss) from continuing operations	(109,947)	(4,240)	70,675

Discontinued operations:
Income (loss) from discontinued operations before income taxes	4,978	(1,852)	146
Income tax provision	(277)	(150)	(67)

Income (loss) from discontinued operations	4,701	(2,002)	79

Net income (loss)	$(105,246)	$(6,242)	$70,754

Basic earnings (loss) per share from:
Continuing operations	$(1.17)	$(0.05)	$0.76
Discontinued operations	0.05	(0.02)	0.00

Basic earnings (loss) per share	$(1.12)	$(0.07)	$0.76

Diluted earnings (loss) per share from:
Continuing operations	$(1.17)	$(0.05)	$0.75
Discontinued operations	0.05	(0.02)	0.00

Diluted earnings (loss) per share	$(1.12)	$(0.07)	$0.75

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss)

Years ended December 30, 2003, December 28, 2004, and December 27, 2005

(Dollars in thousands)

	Common stock (250,000,000 shares authorized, par value $.01 per share)
	Shares Issued	Treasury Stock Shares	Shares Outstanding	Par Value
Balances at December 31, 2002	99,594,408	5,867,217	93,727,191	$996

Purchase of treasury stock	—	18,471	(18,471)	—

Comprehensive loss:
Net loss	—	—	—	—
Change in fair value of financial instrutments	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss

Change in redemption value of common stock held by benefit plan	—	—	—	—

Balances at December 30, 2003	99,594,408	5,885,688	93,708,720	$996

Purchase of treasury stock	—	328,478	(328,478)	—

Comprehensive loss:
Net loss	—	—	—	—
Change in fair value of financial instruments	—	—	—	—
Change in fair value of net pension plan assets	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Total comprehensive loss

Change in redemption value of common stock held by benefit plan	—	—	—	—

Balances at December 28, 2004	99,594,408	6,214,166	93,380,242	$996

Purchase of treasury stock	—	558,783	(558,783)	—

Comprehensive income:
Net income	—	—	—	—
Change in fair value of net pension plan assets	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Total comprehensive income

Change in redemption value of common stock held by benefit plan	—	—	—	—

Balances at December 27, 2005	99,594,408	6,772,949	92,821,459	$996

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
$ 161,672	$ (8,381)	$ 288,553	$ (60,434)	$ 382,406
—	—	—	(172)	(172)
—	—	(105,246)	—	(105,246)
—	3,221	—	—	3,221
—	(3,420)	—	—	(3,420)
—	2,314	—	—	2,314

				(103,131)

—	—	507	—	507

$ 161,672	$ (6,266)	$ 183,814	$ (60,606)	$ 279,610
—	—	—	(3,751)	(3,751)
—	—	(6,242)	—	(6,242)
—	4	—	—	4
—	(1,305)	—	—	(1,305)
—	554	—	—	554

				(6,989)

—	—	(8,990)	—	(8,990)

$ 161,672	$ (7,013)	$ 168,582	$ (64,357)	$ 259,880
—	—	—	(7,041)	(7,041)
—	—	70,754	—	70,754
—	(1,393)	—	—	(1,393)
—	511	—	—	511

				69,872

—	—	(5,846)	—	(5,846)

$ 161,672	$ (7,895)	$ 233,490	$ (71,398)	$ 316,865

See accompanying notes to consolidated financial statements.

ClubCorp, Inc.

Consolidated Statements of Cash Flows

Years ended December 30, 2003, December 28, 2004, and December 27, 2005

(Dollars in thousands)

	2003	2004	2005
Cash flows from operating activities:
Net income (loss)	$(105,246)	$(6,242)	$70,754
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	94,386	91,123	86,791
(Gain) loss on disposals and impairment of assets	1,205	8,151	(36,700)
Minority interest in net gain (loss) of subsidiaries	(298)	(352)	679
Equity in income of joint ventures	(234)	(506)	(373)
Amortization of discount on membership deposits	11,429	12,556	13,059
Net change in deferred income taxes	52,539	(1,886)	(9,200)
Net change in real estate held for sale	2,538	1,137	2,213
Net change in prepaid expenses	2,764	(3,082)	5,921
Net change in membership and other receivables, net	6,287	12,858	(2,036)
Net change in accounts payable and accrued liabilities	673	(7,138)	2,751
Net change in deferred income and other liabilities	(380)	5,170	(22,429)
Net change in deferred membership revenues	1,238	1,270	199
Other	7,484	6,125	9,856

Cash flows from operating activities	74,385	119,184	121,485

Cash flows from investing activities:
Additions to property and equipment	(55,194)	(60,947)	(76,219)
Acquisitions of facilities	—	—	(1,974)
Development of new facilities	(4,086)	—	—
Development of real estate held for sale	(871)	(2,652)	(5,481)
Proceeds from dispositions, net	35,592	129	90,778
Net change in notes receivable, net	(4,499)	8,382	10,178
Net change in restricted cash	(25,742)	(3,000)	7,092
Other	274	—	406

Cash flows from investing activities	(54,526)	(58,088)	24,780

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	771,906	—	—
Repayments of long-term debt	(719,685)	(32,505)	(47,260)
Loan origination and amendment fees	(12,785)	—	—
Change in membership deposits	2,904	6,887	531
Treasury stock transactions	(172)	(3,751)	(7,041)

Cash flows from financing activities	42,168	(29,369)	(53,770)

Net change in cash and cash equivalents	62,027	31,727	92,495
Cash and cash equivalents at beginning of year	2,426	64,453	96,180

Cash and cash equivalents at end of year	$64,453	$96,180	$188,675

See accompanying notes to consolidated financial statements.

See accompanying Notes 1, 8, and 15 for supplemental disclosures of non-cash activities and cash paid for interest and income taxes.

ClubCorp, Inc.

Years ended December 30, 2003, December 28, 2004, and December 27, 2005

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

Investments in affiliates for which we do not have operational or financial control are accounted for on the equity method. Under the equity method, original investments are recorded at cost and adjusted by dividends received and our share of the undistributed earnings or losses of these affiliates (Note 3). The investment balances are included in other non-current assets in the accompanying Consolidated Balance Sheets.

There is no minority interest recorded for minority stockholders of five country clubs and three golf clubs because of deficit capital positions. We have recognized minority stockholders’ share of these entities’ cumulative and 2005 losses, which are approximately $11.0 million and $1.5 million, respectively. We will recognize future positive earnings of these subsidiaries to the extent of minority interest losses previously absorbed.

Fiscal year

Our fiscal year consists of a 52/53 week fiscal year ending on the last Tuesday of December. Our 2003, 2004, and 2005 fiscal years are comprised of the 52 weeks ended December 30, 2003, December 28, 2004 and December 27, 2005, respectively.

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

Restricted Cash

We had $28.7 million and $21.7 million of restricted cash at December 28, 2004 and December 27, 2005, respectively. The 2005 balance is comprised of $19.0 million in collateral related to insurance policies and $2.7 million in collateral related to letters of credit in connection with debt covenants (See Note 8). The letters of credit have one-year terms and, therefore, the related restricted cash is included in current assets. In 2005, restricted cash decreased due to a reduction of the amount of collateral required for debt covenants, and the sale of a property in which we had a deposit related to a put option.

Membership, other receivables, and long-term receivables

Membership and other receivables as well as other long-term receivables are recorded net of an allowance for doubtful accounts of $3.4 million, $4.0 million and $3.1 million as of December 30, 2003, December 28, 2004, and December 27, 2005, respectively, and amounts charged to bad debt expense of $2.8 million, $2.2 million and $1.6 million, respectively. Amounts written off were $2.8 million, $1.6 million and $2.5 million for each of the years ended December 30, 2003, December 28, 2004, and December 27, 2005, respectively.

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

Depreciation is calculated using the straight-line method based on the following estimated useful lives:

Building and recreational facilities	40 years
Depreciable land improvements	10 -20 years
Furniture and fixtures	3 - 10 years
Machinery and equipment	3 - 10 years

Leasehold improvements and assets under capital leases are amortized over the shorter of the term of the respective leases or useful life using the straight-line method.

Notes receivable

Notes receivable relate primarily to deferred initiation fees and deposits and notes receivable trade. At December 28, 2004 and December 27, 2005, deferred initiation fees and deposits were $29.4 million and $26.6 million, respectively. Notes receivable trade were $14.0 million and $6.7 million at December 28, 2004 and December 27, 2005, respectively.

Real estate held for sale

Real estate held for sale consists primarily of land, land development costs and related amenities that are to be left with the project upon completion. Costs are allocated to project components based on the specific identification method whenever possible. Otherwise, costs are allocated based on their relative sales value. Sales of real estate generally are accounted for under the full accrual method. Under that method, a gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. At December 28, 2004 and December 27, 2005, real estate held for sale was $39.2 million and $16.6 million, respectively, and is included in other non-current assets in the Consolidated Balance Sheets.

In December 2005, we completed a sale of land to be used for the development of a master-planned residential community in the city of Aliso Viejo, California. As part of our agreement with the city of Aliso Viejo, we will manage a city-owned community conference center, an aquatic facility, and a park on the land which will be funded by the city and the purchaser of the land. In addition, we committed to develop a new clubhouse at Aliso Viejo, which we will own and operate along with a reconfigured 18-hole golf course. We received net cash proceeds of approximately $85 million after funding required escrows related to development of the clubhouse and paying various costs. The proceeds from this sale have been used to increase our cash reserves. The transaction resulted in a pre-tax gain of $46 million that is reflected on our Consolidated Statements of Operations in gain/(loss) on disposals and impairment of assets. Additionally, we have $10 million in deferred gain related to our commitment to develop the new clubhouse. This sale decreased real estate held for sale by $23 million in 2005.

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

ClubCorp, Inc.

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

Effective December 29, 2004, we changed certain of our assumptions used to calculate the fair value of options granted and compensation expense. We now use an expected life of seven years (previously 10 years) and a 3% forfeiture rate (previously zero). We are also calculating compensation expense on a straight-line basis over the applicable vesting period. Management believes these changes will more accurately reflect the value of our stock options granted and the requisite service period. These changes have been applied on a prospective basis. Had compensation cost for the option plans been determined based on the fair value at the grant dates for the options consistent with the methodology of SFAS 123, our net income (loss) and net earnings (loss) per share would have been changed to the following pro forma amounts (dollars in thousands, except per share amounts):

	2003	2004	2005
Net income (loss) as reported	$(105,246)	$(6,242)	$70,754
Less: Total stock-based compensation expense determined under fair value method, net of taxes	(4,400)	(8,276)	(3,641)

Pro forma net income (loss)	$(109,646)	$(14,518)	$67,113

Basic earnings (loss) per share - Reported	$(1.12)	$(0.07)	$0.76

Basic earnings (loss) per share - Pro Forma	$(1.17)	$(0.16)	$0.72

Diluted earnings (loss) per share - Reported	$(1.12)	$(0.07)	$0.75

Diluted earnings (loss) per share - Pro Forma	$(1.17)	$(0.16)	$0.71

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

ClubCorp, Inc.

We will record compensation cost based on the requirements of SFAS 123R beginning in the first quarter of 2006. We believe the impact of this standard will cause an increase to operating expense of approximately $3.5 million ($2.3 million net of tax) for the year ending 2006.

Revenue recognition

We recognized revenues from the following sources:

	2003	2004	2005
Revenues from continuing operations:
Membership fees and deposits	$38,914	$37,485	$35,763
Membership dues	311,063	322,987	337,074
Golf operations revenues (1)	167,153	172,799	212,412
Food and beverage revenues	242,150	264,807	275,975
Lodging revenues	54,464	58,141	61,394
Other revenues (2)	78,965	82,583	105,470

Total operating revenues from continuing operations	$892,709	$938,802	$1,028,088

Revenues from discontinued operations:
Membership fees and deposits	$508	$166	$114
Membership dues	14,390	9,092	4,562
Golf operations revenues	3,179	1,614	1,235
Food and beverage revenues	7,708	3,192	1,401
Lodging revenues	—	—	—
Other revenues	5,105	3,704	2,692

Total operating revenues from discontinued operations	$30,890	$17,768	$10,004

Total operating revenue	$923,599	$956,570	$1,038,092

(1)	The 2005 amounts include the impact of ticket sales, rental of corporate hospitality tents and concessions of approximately $36 million related to the 2005 U.S. Open.
(2)	The 2005 amounts include the impact of merchandise sales of approximately $15 million related to the 2005 U.S. Open.

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

The majority of membership deposits sold are not refundable until a fixed number of years (generally 30) after the date of acceptance of a member, and are expected to cover our cost of providing services to the member over the course of the individual’s membership. Because of the refundable nature of our deposits and the fact that few of our clubs have membership caps, we believe that revenue related to deposits should be recognized over the average expected life of an active membership. This position is supported by our prior correspondence with the SEC on this matter in 1998. For membership deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as membership fees and deposits revenue on a straight-line basis over the average expected life of an active membership, which was six years for golf and resort memberships and five years for business and sports club memberships through 2005. Based on our year-end calculation, the average life of an active membership will change to seven years for golf and resorts memberships beginning in 2006. The present value of the refund obligation is recorded as a membership deposit liability in our consolidated balance sheet and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our weighted average borrowing rate adjusted to reflect a 30-year time frame. The accretion is included in interest expense. The majority of our membership fees are not refundable and are deferred and recognized over the average expected life of an active membership.

ClubCorp, Inc.

At December 27, 2005, the amount of membership deposits that are or will become contractually due and payable during the next five years is approximately $33.1 million.

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

Interest rate swap and cap agreements

Interest payments on approximately 61% of the floating portion of our current debt are protected by interest rate cap agreements that limit our exposure to rises in interest rates over certain amounts (Note 8).

Previously, we entered into interest rate swap agreements to limit our exposure to fluctuations in interest rates related to our prior bank facility. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we accounted for these swap agreements by recording the net interest to be paid or received as an increase or reduction in interest. These swaps were not renewed under our new mortgage debt. As a result, at December 28, 2004, all swap agreements had matured.

Earnings (loss) per share

The following table summarizes the weighted average number of shares used to calculate basic and diluted earnings (loss) per share:

	2003	2004	2005
Weighted average shares outstanding	93,727,549	93,618,583	93,161,779
Incremental shares from assumed conversion of options	—	—	1,359,131

Diluted weighted average shares	93,727,549	93,618,583	94,520,910

The diluted weighted average shares exclude the assumed conversion of 26,897 and 706,610 options and warrants for the years ended December 30, 2003 and December 28, 2004, respectively, due to our net losses recorded for those years (Notes 10 and 12).

Reclassifications

Certain amounts previously reported have been reclassified to conform with the current year presentation.

Recent Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on fair value on the grant date of the equity instruments issued or marked to market each period for the liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award. This new standard will be effective for us beginning in our first quarter of 2006. We believe the impact of this standard will cause an increase to operating expense of approximately $3.5 million ($2.3 million net of tax) for the year ending 2006.

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

ClubCorp, Inc.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 addresses the recording and reporting of asset retirement obligations if removal of materials such as asbestos insulation, lead paint PCBs, or other material covered by environmental regulations, is required. The adoption of FIN 47 did not have an effect on our Consolidated Financial Statements.

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

The joint venture purchases virtually all the support services it requires from us and from the real estate developer under management service agreements, which expire at the completion of the development. With the adoption of FIN 46R, we consolidated the joint venture beginning with our March 23, 2004 Condensed Consolidated Balance Sheet, as the joint venture was determined to be a variable interest entity with us as its primary beneficiary. Due to the historical net operating losses of the joint venture in excess of the partners’ equity interests of the joint venture not owned by us, no noncontrolling interests are reported in our December 27, 2005 Consolidated Balance Sheet. The investment was carried as a $19.8 million investment liability prior to consolidation.

The joint venture was financed by the assumption of debt, of which $11.8 million is currently outstanding and is included in long-term debt, along with accrued interest of approximately $11.9 million that is included in other liabilities on the Consolidated Balance Sheet. The majority of the joint venture’s debt is payable only out of distributable cash flow, as defined by the agreements. The notes are subordinated and junior to other liens and are collateralized by the real estate owned by the joint venture. The creditors of the joint venture do not have recourse to our other assets.

Other variable interest entities consolidated by us in conjunction with the implementation of FIN 46R include a managed golf operation and liquor pool entities associated with certain properties. The impact of consolidating these entities on the Consolidated Balance Sheets and Consolidated Statements of Operations is not significant.

ClubCorp, Inc.

Note 3. Investments in affiliates

Our investments in affiliates include the operations for joint ventures of three golf clubs and one business club at December 28, 2004 and December 27, 2005. These investments are reflected in other non-current assets on the Consolidated Balance Sheets and the equity gain or loss is included in operating revenues in the Consolidated Statements of Operations.

A summary of the significant financial information of affiliated companies accounted for on the equity method is as follows (dollars in thousands):

	2004	2005
Current assets	$6,067	$6,965
Fixed assets, net	33,899	30,676
Other assets	4,514	3,883

Total assets	$44,480	$41,524

Membership deposits	$9,458	$9,597
Long-term debt	12,854	11,717
Other liabilites	9,991	9,593
Partners’ capital	12,177	10,617

Total liabilities and capital	$44,480	$41,524

Operating revenue	$20,924	$16,303
Income from operations	$10,820	$1,743

Net income	$1,014	$725

ClubCorp’s equity in:
Net assets	$4,820	$2,720
Net income	$506	$373

During 2005, we purchased the remaining portion of one of our joint venture golf clubs for approximately $2.0 million. This entity is included in our consolidated operations for 2005.

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

Long-term debt

Fair values for fixed rate debt, capital leases and other obligations are based on the discounted value of contractual cash flows using our incremental borrowing rates for similar types of debt arrangements. The estimated fair value of these obligations was $448.3 million and $450.8 million at December 28, 2004 and December 27, 2005, respectively. The carrying value of these obligations was $440.3 million and $435.0 million at December 28, 2004 and December 27, 2005, respectively (Note 8).

ClubCorp, Inc.

The fair value for variable rate debt is also based on the discounted value of contractual cash flows using our incremental borrowing rates for similar types of debt arrangements. The estimated fair value of these obligations was $257.2 million and $242.1 million at December 28, 2004 and December 27, 2005, respectively. The carrying value of these obligations was $267.5 million and $236.6 million at December 28, 2004 and December 27, 2005, respectively (Note 8).

Membership deposits

Management believes that the carrying value of membership deposits approximates estimated fair value at year end. The carrying value at December 28, 2004 and December 27, 2005 of membership deposits was $153.7 million and $169.6 million, respectively. Included in the carrying value are membership deposits that are related to properties that were considered held for sale as of December 27, 2005. The carrying value of membership deposits related to held for sale properties at December 28, 2004 and December 27, 2005 was $5.2 million and $5.7 million, respectively (Note 6).

Note 5. Property and equipment

Property and equipment consists of the following at year-end (dollars in thousands):

	2004	2005
Land and land improvements	$735,395	$738,558
Buildings and recreational facilities	502,126	509,211
Leasehold improvements	105,823	118,044
Furniture and fixtures	135,191	142,629
Machinery and equipment	281,021	313,279
Construction in progress	17,570	21,413

	1,777,126	1,843,134
Accumulated depreciation and amortization	(635,542)	(718,373)

	$1,141,584	$1,124,761

ClubCorp, Inc.

Note 6. Disposal and impairment of long-lived assets

On December 26, 2001, we adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. In conjunction with SFAS 144, for all periods presented, certain assets and liabilities expected to be sold with the held-for-sale entities have been reclassified to Other Current Assets and Other Current Liabilities, and all income and expense items have been reclassified as Discontinued Operations.

As of December 28, 2004 and December 27, 2005, we had one property classified as held for sale. The balance sheet amounts related to this property were reclassified to Other Current Assets and Other Current Liabilities on the Consolidated Balance Sheets and were comprised of the following (dollars in thousands):

	2004	2005
Membership and other receivables, net	$431	$273
Inventories	75	69
Other current assets	29	13
Property and equipment, net	6,451	6,538
Other assets	103	42

Total assets	$7,089	$6,935

Accounts payable and accrued liabilities	$196	$113
Other current liabilities	169	144
Long-term debt	3,026	2,811
Other liabilities	426	196

Total liabilities	$3,817	$3,264

The held for sale property, as well as all properties that were divested during the year ended December 27, 2005, were reclassified to Discontinued Operations on the Consolidated Statements of Operations. See Note 11 for detail of the Consolidated Statements of Operations impact of Discontinued Operations by segment and in total.

We review all properties held for sale for impairment. We also evaluate properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. We use a discounted future operating cash flow with a risk-adjusted discount rate in determining the fair value of the asset and its related impairment

For assets to be held and used, we perform a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the property exceed the carrying amount of the assets of the property in question. If the recoverability test is not met, fair value is determined by comparing the carrying value of the property to its future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management’s projections of the performance of a given property based on its past performance and expected future performance given changes in marketplace, local operations and other factors both in our control and out of our control. Additionally, we review current property appraisals when available to ensure recoverability. Actual results that differ from these estimates can generate material differences in impairment charges recorded and, ultimately, net income or loss in our Consolidated Statements of Operations and the carrying value of properties on our Consolidated Balance Sheets.

For the years ended December 30, 2003, December 28, 2004, and December 27, 2005, we recorded impairments of $3.0 million, $4.1 million, and $8.9 million, respectively.

ClubCorp, Inc.

Note 7. Current liabilities

Current liabilities consist of the following at year-end (dollars in thousands):

	2004	2005
Accounts payable	$23,624	$25,025
Accrued compensation and employee benefits	32,990	35,315
Other accrued liabilities	23,233	26,934

Accounts payable and accrued liabilities	79,847	87,274

Long-term debt - current portion	23,220	75,604
Membership deposits - current portion	16,940	18,341

Deferred membership revenue	14,162	14,316
Other deferred revenue	39,984	30,410
Property taxes payable	19,090	20,051
Other current liabilities	56,671	56,148

Other liabilities	129,907	120,925

Total current liabilities	$249,914	$302,144

ClubCorp, Inc.

Note 8. Long-term debt and lease commitments

Long-term borrowings and lease commitments are summarized below at year-end (dollars in thousands):

	2004	2005	Interest Rate	Maturity
Notes payable to financial institutions:
Pacific Life Insurance Corporation	$216,815	$213,100	6.73% to 7.23%	2013
Pacific Life Insurance Corporation	96,400	93,759	6.11% to 8.56%	2010 -2017
Pacific Life Insurance Corporation	82,375	80,772	2.75% + 30 day LIBOR (7.13% at December 27, 2005)	2006 -2008
Pacific Life Insurance Corporation	37,811	37,129	3.25% + 30 day LIBOR (7.63% at December 27, 2005)	2006
Pacific Life Insurance Corporation	72,274	70,955	6.61%	2010
Textron Financial Corporation	86,079	57,713	Various fluctuating rates ranging from 8.25% to 8.50% at December 27, 2005	2007 -2008

Textron Financial Corporation	27,226	26,394	5.90%	2008
GMAC Commercial Mortgage Company	59,422	58,432	3.75% + 30 day LIBOR (8.13% at December 27, 2005)	2008

California Bank and Trust	2,041	1,916	8.63%	2006
Other mortgage notes	50	2,950	5.50% to 7.75%	2008 -2010
Notes payable to developers and landlords:
Fixed rate	14,324	13,073	8.00% to 9.0%	2006 -2013
Floating rate	1,821	1,800	4.00% + 30 day LIBOR (8.38% at December 27, 2005)	2008

	696,638	657,993
Capital leases	11,195	13,625

	707,833	671,618
Less current portion	23,220	75,604

	$684,613	$596,014

Interest payments on approximately 61% of the floating portion of our debt are protected by interest rate cap agreements that limit our exposure to rises in interest rates over certain amounts. These interest rate caps mature on July 3, 2006. The aggregate fair market value of all interest rate cap agreements was $8,000 on December 28, 2004 and zero on December 27, 2005 and is included in other assets on the Consolidated Balance Sheets. We recognized interest expense for the years ended December 28, 2004 and December 27, 2005 of $278,000 and $8,000, respectively, to record the change in fair value of these instruments.

In early 2006, we amended a loan agreement representing approximately $37 million of debt maturing in 2006 and established a secured $50 million line of credit which will mature in 2010. As a result, we paid down approximately $32 million and transferred the remaining $5 million as an initial draw on the line of credit.

ClubCorp, Inc.

The amounts of our existing long-term debt maturing in each of the five years subsequent to 2005 and thereafter are as follows (dollars in thousands):

Year	Amount
2006	$75,604
2007	26,462
2008	201,442
2009	10,910
2010	141,423
Thereafter	215,777

Total	$671,618

Under the provisions of certain of our debt agreements with Textron Financial Corporation (Textron), we are required to maintain debt service coverage ratios at both the portfolio and individual property level. Certain of these individual loans have cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of December 27, 2005, the debt service coverage ratio was below the minimum level for four individual properties participating in the loan, thereby causing the entire loan ($53 million in principal amount) to be in technical default. We cured the noncompliance by obtaining letters of credit totaling $2.7 million.

For the year ended December 27, 2005 we have added approximately $7.9 million in new capital leases to our debt with the offset to property, plant and equipment on our Consolidated Balance Sheet.

The amount of cash paid for interest in 2003, 2004 and 2005 was approximately $51.2 million, $49.0 million and $53.8 million, respectively.

We lease operating facilities under agreements with terms ranging from 1 to 60 years. These agreements normally provide for minimum rentals plus executory costs. In some cases, we must pay contingent rent generally based on a percentage of gross receipts or positive cash flow as defined in the lease agreements. Future minimum lease payments required at December 27, 2005 under operating leases for buildings and recreational facilities with initial non-cancelable lease terms in excess of one year are as follows (dollars in thousands):

Year	Amount
2006	$17,966
2007	16,872
2008	16,316
2009	14,814
2010	13,468
Thereafter	84,659

Total future minimum payments	$164,095

Total facility rental expense during 2003, 2004 and 2005 was $33.2 million, $32.0 million and $30.5 million, respectively, including contingent rent of $2.9 million, $3.1 million and $4.7 million, respectively.

ClubCorp, Inc.

Note 9. Other liabilities

Other liabilities consist of the following at year-end (dollars in thousands):

	2004	2005
Deferred membership revenue	$80,012	$78,495
Deferred tax liabilities (Note 15)	23,894	14,694
Deferred rent	9,740	11,796
Insurance reserves	10,359	9,416
Other	15,617	13,984

Total other liabilities	$139,622	$128,385

Note 10. Stockholders’ equity

On December 1, 1999, we sold 9,375,000 shares of common stock and 1,012,500 common stock purchase warrants for a price of $16 per share to affiliates of the Cypress Group. The sale resulted in total proceeds of $150.0 million, net of issuance costs of $6.0 million. Each common stock purchase warrant allows the holder to purchase one share of common stock for $17 per share and is exercisable through 2009. The value of these warrants is included in additional paid-in capital and is not significant to our Consolidated Balance Sheets. During the years ended December 28, 2004 and December 27, 2005, no common stock purchase warrants were exercised. Beginning in December 2004, we are obligated under certain defined conditions to offer to repurchase a portion of their outstanding shares if we are below a defined leverage ratio. During 2005, we were above the stated leverage ratio and were not required to offer to repurchase any shares of common stock during 2005 and we do not anticipate this occurring in 2006.

At our option, we have historically repurchased stock from stockholders when offered for sale to us on a limited basis. The Stockholders Agreement with The Cypress Group L.L.C. limits our stock repurchases, without their prior authorization, to $2.5 million per year from Nancy Dedman, Robert H. Dedman, Jr., Patricia Dedman Dietz, and the Dedman Foundation and related trusts in total, $5.0 million per year from certain charitable and non-profit organizations, and $2.5 million per year from all other stockholder groups. The redemption right of the Amended Plan is not limited by this agreement. During the year ended December 28, 2004 and December 27, 2005, we repurchased stock from stockholders totaling $3.8 million and $7.0 million, respectively.

ClubCorp, Inc.

Note 11. Segment reporting

Our operations are organized into three principal business segments according to the type of facility or service provided: country club and golf facilities, business and sports clubs and resorts. We have determined that the operations of these three segments have similar economic characteristics and meet the criteria, which permit the operations to be aggregated into these reportable segments. The primary sources of revenue for all segments are membership revenues, consisting of dues, fees and deposits, and food and beverage sales. Additionally, country club and golf facilities and resorts have significant golf operations revenue and resorts have significant lodging revenue.

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

ClubCorp, Inc.

Financial information for the segments is as follows (dollars in thousands):

	Continuing Operations
	2003	2004	2005
Operating revenues
Country club and golf facilities	$480,763	$504,347	$525,381
Resorts (1)	196,846	209,893	269,743
Business and sports clubs	202,960	210,992	218,698
Other operations and services	12,140	13,570	14,266

Total operating revenues	$892,709	$938,802	$1,028,088

EBITDA
Country club and golf facilities	110,654	117,981	123,115
Resorts (1)	46,652	48,567	64,766
Business and sports clubs	32,693	34,437	37,800

Reportable segment EBITDA	$189,999	$200,985	$225,681

Reconciliation to income (loss) before income taxes and minority interest:
Reportable segment EBITDA	$189,999	$200,985	$225,681
Other operations and sevices operating revenues	12,140	13,570	14,266
Other operations and services operating costs and expenses	(79,763)	(64,039)	(65,847)
Depreciation and amortization	(92,465)	(90,216)	(86,636)
Gain (loss) on disposals and impairment of assets (2)	(8,144)	(6,523)	35,572
Interest and investment income	1,253	2,015	4,030
Interest expense and financing costs	(73,968)	(59,386)	(61,105)

Income (loss) from operations before income taxes and minority interest	$(50,948)	$(3,594)	$65,961

(1)	The 2005 amounts include the impact of ticket sales, rental of corporate hospitality tents, concessions, and merchandise sales of approximately $51 million related to the 2005 U.S. Open. This resulted in an increase of approximately $14 million in EBITDA.
(2)	The 2005 amounts include the sale of land at one of our properties, which resulted in a gain of approximately $46 million (Note 1).

ClubCorp, Inc.

	Discontinued Operations
	2003	2004	2005
Operating revenues
Country club and golf facilities	$11,449	$5,287	$4,789
Resorts	—	—	—
Business and sports clubs	19,441	12,481	5,215
Other operations and services	—	—	—

Total operating revenues	$30,890	$17,768	$10,004

EBITDA
Country club and golf facilities	1,060	232	139
Resorts	—	—	—
Business and sports clubs	847	1,477	820

Reportable segment EBITDA	$1,907	$1,709	$959

Reconciliation to income (loss) before income taxes and minority interest:
Reportable segment EBITDA	$1,907	$1,709	$959
Other operations and services operating revenues	—	—	—
Other operations and services operating costs and expenses	(858)	(87)	(908)
Depreciation and amortization	(1,921)	(907)	(155)
Gain (loss) on disposals and impairment of assets	6,939	(1,628)	1,128
Interest and investment income	—	—	1
Interest expense and financing costs	(1,089)	(939)	(879)

Income (loss) from operations before income taxes and minority interest	$4,978	$(1,852)	$146

ClubCorp, Inc.

	Total Company
	2003	2004	2005
Operating revenues
Country club and golf facilities	$492,212	$509,634	$530,170
Resorts (1)	196,846	209,893	269,743
Business and sports clubs	222,401	223,473	223,913
Other operations and services	12,140	13,570	14,266

Total operating revenues	$923,599	$956,570	$1,038,092

EBITDA
Country club and golf facilities	$111,714	$118,213	$123,254
Resorts (1)	46,652	48,567	64,766
Business and sports clubs	33,540	35,914	38,620

Reportable segment EBITDA	$191,906	$202,694	$226,640

Reconciliation to income (loss) before income taxes and minority interest:
Reportable segment EBITDA	$191,906	$202,694	$226,640
Other operations and sevices operating revenues	12,140	13,570	14,266
Other operations and services operating costs and expenses	(80,621)	(64,126)	(66,755)
Depreciation and amortization	(94,386)	(91,123)	(86,791)
Gain (loss) on disposals and impairment of assets (2)	(1,205)	(8,151)	36,700
Interest and investment income	1,253	2,015	4,031
Interest expense and financing costs	(75,057)	(60,325)	(61,984)

Income (loss) from operations before income taxes and minority interest	$(45,970)	$(5,446)	$66,107

(1)	The 2005 amounts include the impact of ticket sales, rental of corporate hospitality tents, concessions, and merchandise sales of approximately $51 million related to the 2005 U.S. Open. This resulted in an increase of approximately $14 million in EBITDA.
(2)	The 2005 amounts include the sale of land at one of our properties, which resulted in a gain of approximately $46 million (Note 1).

ClubCorp, Inc.

Continued Segment Information

	2004	2005
Consolidated Balance Sheet:
Total assets:
Country club and golf facilities	$1,152,352	$1,148,670
Business and sports clubs	100,018	104,998
Resorts	557,866	541,927

Total assets for reportable segments	1,810,236	1,795,595
Other operations and services (1)	(292,251)	(247,888)

Consolidated total assets	$1,517,985	$1,547,707

(1)	For purposes of this table, we have not allocated intercompany eliminations to all the segments. These eliminations appear in other operations and services. This results in a negative asset balance.

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

As a means of providing liquidity to the trustees, we have provided the trustees a limited put right (the “Redemption Right”) to cause us to redeem common stock, held in trust on behalf of the Plan, at the most recent fair market value as necessary to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the trustees, although we have repurchased common stock into treasury from certain stockholders. We do not expect that the Redemption Right will be exercised in 2006. The Plan held 4,106,145 and 4,107,356 shares at December 28, 2004 and December 27, 2005, respectively. The shares are valued at the most recent appraised value ($11.49 and $12.91 at December 28, 2004 and December 27, 2005, respectively) as necessary in order to meet the requirements of the Employee Retirement Income Security Act and the Plan. Accordingly, we have reclassified the redemption value of our common stock held by the Plan out of stockholders’ equity in the accompanying Consolidated Balance Sheets and changes in the redemption value have been charged to retained earnings.

We maintain a second qualified contributory plan for all eligible employees of certain domestic subsidiaries. This Plan allows participants to invest up to 50% of their pretax compensation among eleven investment fund options, subject to certain limitations.

We also maintain a defined pension plan for one of our properties. For the years ended December 28, 2004 and December 27, 2005, we have a liability recorded related to unfunded obligations of $3.7 million and $4.9 million, respectively, and other comprehensive loss of $4.7 million and $6.1 million, respectively. We have recorded pension expense related to the pension plan of $0.7 million and $1.1 million for the years ended December 28, 2004 and December 27, 2005, respectively. The accumulated benefit obligation for the plan was $22.0 million and $23.8 million at December 28, 2004 and December 27, 2005, respectively. The fair value of the plan assets as of December 28, 2004 and December 27, 2005 was $18.2 million and $18.9 million, respectively. We have not included the required disclosures under SFAS No. 132R, as the plan is not significant to our overall consolidated financial statements.

The ClubCorp, Inc. Executive Stock Option Plan was adopted August 31, 1995. In February 2000, we transferred substantially all of the remaining available shares in this plan to the Omnibus Stock Plan. In August 2003, we transferred the remaining available shares in this plan to the Omnibus Stock Plan. The plan provides for accelerated vesting, not to exceed

ClubCorp, Inc.

10% per year, if the employee maintains a certain performance level as defined in the plan. Certain executive level employees are required to maintain a minimum ownership level of company stock holdings, as set forth in the plan, to sell stock acquired from exercised options. At December 27, 2005, there were options outstanding to acquire 420,000 shares of common stock under the Executive Stock Option Plan, all of which are exercisable.

We apply APB 25 in accounting for the option plans; therefore, no compensation expense has been recognized for options that have been granted to employees. In accordance with the requirements of SFAS 123, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions for the 2003, 2004 and 2005 grants: risk-free weighted average interest rates of 4.1%, 4.5% and 4.0% respectively, an expected volatility of 40%, an expected life of ten years and zero dividend yield. In 2005, we changed the expected life to seven years and included a 3% forfeiture rate (previously zero). The summary of the status of the options outstanding at year-end 2003, 2004 and 2005 and changes during the fiscal years is as follows:

	Shares	Average Exercise Price
Summary of Option Activity:

Outstanding at December 31, 2002	6,301,757	$13.79
Granted	4,693,586	$9.12
Forfeited	(3,980,464)	$14.50
Exercised	—	$—
Outstanding at December 30, 2003	7,014,879	$10.25

Granted	692,750	$11.38
Forfeited	(817,351)	$10.79
Exercised	—	$—

Outstanding at December 28, 2004	6,890,278	$10.27

Granted	923,380	$12.53
Forfeited	(256,145)	$10.84
Exercised	—	$—

Outstanding at December 27, 2005	7,557,513	$10.52

The following table summarizes information about stock options outstanding at December 27, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life (in Years)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$8.60 - 9.30	4,136,903	5.49	$9.09	3,401,903	$7.78
9.42 - 11.49	1,225,000	5.59	10.90	601,000	10.42
12.10 - 14.21	1,992,110	7.12	12.57	788,382	8.41
16.38 - 17.71	203,500	4.80	17.18	187,400	17.25

	7,557,513			4,978,685

ClubCorp, Inc.

	2003	2004	2005
Detail of Options Exercisable:
Number of options	1,242,515	1,581,029	4,978,685
Weighted average exercise price	$12.70	$11.83	$10.21
Weighted average fair value of options granted during the year	$4.70	$6.69	$6.18

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

Note 13. Related Party Transactions

During 1999, we sold 9,375,000 shares of common stock and warrants to acquire 1,012,500 shares of common stock to The Cypress Group. Beginning in December 2004, we are obligated under certain defined conditions to offer to repurchase a portion of the outstanding shares if we are below a defined leverage ratio. Based on the calculation, we were above the stated leverage ratio and were not required to offer to repurchase any shares during 2005 (Note 10).

Note 14. Commitments and Contingencies

For the year ended December 27, 2005, we have commitments of letters of credit of $19.0 million that are primarily related to secure future estimated claims for workers’ compensation and general liability insurance and $2.7 million in letters of credit in order to cure a default of a portion of our debt with Textron (Note 1). These letters of credit are all secured by cash deposits in the full amount.

We have provided the trustees of the Amended Plan a limited put right to cause us to redeem our common stock at the most recent appraised fair market value as necessary to meet certain liquidity requirements. The Amended Plan owns 4.4% of our outstanding common stock with a redemption value of $53 million as of December 27, 2005. The Redemption Right has never been exercised by the Amended Plan and we do not expect that it will be exercised in 2006 (Note 12).

As of December 27, 2005, we have capital commitments of $19.3 million at certain of our country clubs related to future construction or capital contributions after the developer has completed construction.

ClubCorp, Inc.

Note 15. Income taxes

Income (loss) before income taxes and minority interest consists of the following, including continuing and discontinued operations (dollars in thousands):

	2003	2004	2005
Domestic	$(46,024)	$(5,250)	$65,508
Foreign	54	(196)	599

	$(45,970)	$(5,446)	$66,107

The income tax (provision) benefit consists of the following, including continuing and discontinued operations (dollars in thousands):

	2003	2004	2005
Federal
Current	$—	$225	$(1,245)
Deferred	(52,539)	1,886	9,200

Total Federal	(52,539)	2,111	7,955
State and Foreign	(7,035)	(3,259)	(2,629)

	$(59,574)	$(1,148)	$5,326

Cash paid for state and foreign income taxes was $7.0 million, $2.9 million and $2.6 million for the years ended December 30, 2003, December 28, 2004, and December 27, 2005, respectively. Income taxes for discontinued operations are comprised solely of a portion of the state and foreign total above.

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and actual income tax (provision) benefit as reflected in the accompanying Consolidated Statements of Operations are as follows (dollars in thousands):

	2003	2004	2005
Expected Federal income tax benefit (provision)	$15,977	$1,906	$(23,137)
Effect of consolidated operations and income taxes of foreign and other entities not consolidated for Federal tax purposes	—	(69)	210
State and foreign taxes, net of Federal benefit	(5,159)	(2,613)	(1,982)
Change in valuation allowance for net operating loss carryforwards	(65,000)	33,832	68,214
Change in valuation allowance for capital loss carryforwards	—	—	8,523
Expiration of net operating loss carryforwards	—	(33,775)	(45,948)
Other, net	(5,392)	(429)	(554)

Actual Federal income tax (provision) benefit	$(59,574)	$(1,148)	$5,326

We had the following loss carryforwards available at December 27, 2005, which are available to offset future taxable income (dollars in thousands):

Type of Carryforward	Gross Amount	Net Amount (before allowance)	Valuation Allowance	Net Amount in Deferred Tax Asset	Expiration Dates (in years)
Regular tax operating loss	$450,826	$157,789	$76,845	$80,944	2006 - 2024
AMT net operating loss	$293,649	$—	$—	$—	2007 - 2024

ClubCorp, Inc.

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

We have recorded taxable losses in each of the prior five fiscal years not including the year ended December 27, 2005. In accordance with guidance in SFAS No. 109 and industry practice, because we have a pattern of taxable losses, we can not overcome that pattern and assume that we will have future taxable income. Therefore, we use more objective evidence in our evaluation, basing our analysis solely on carrybacks and future reversals of existing taxable temporary differences, as well as certain tax planning strategies. In 2003, we recorded a charge to operations of $65 million to write down the value of our NOLs to a balance of $77 million. In 2004, approximately $96 million of our gross NOL balance expired unused. The balance of our valuation allowance in 2003 anticipated this expiration and therefore, in 2004, no charge was recorded to operations and a corresponding adjustment was made to the valuation allowance. In 2005, we had taxable income of approximately $86.6 million, which included a capital gain from the sale of land at one of our properties. This allowed us to utilize our entire $24.4 million gross capital loss carryforward and approximately $62.2 million of our gross NOL balance which were both previously reserved in our valuation allowance. In addition, $131.3 million of our gross NOL balance expired unused at the end of 2005 but resulted in no charge to operations as it was fully reserved in our valuation allowance. Our capital loss and gross NOL carryforward balances were able to shelter 100% of the regular tax liability created by our current year taxable income. In addition, we were able to shelter the maximum allowed alternative minimum tax, or AMT, liability with available AMT NOL carryforward balances. The result was a remaining current AMT tax liability for $1.2 million. The AMT tax liability was recorded with an offsetting deferred tax asset that can be carried forward with an indefinite life to be applied against future unsheltered taxable income.

The components of the deferred tax assets and deferred tax liabilities at December 28, 2004 and December 27, 2005 are as follows (dollars in thousands):

	2004	2005
Deferred tax assets:
Regular tax operating loss carryforwards	$229,768	$157,789
Capital loss carryforwards	8,523	—
Other	31,866	36,039

Total gross deferred tax assets	270,157	193,828
Valuation allowance for regular tax NOLs	(149,334)	(76,845)
Valuation allowance for capital losses	(8,523)	—

	112,300	116,983
Deferred tax liabilities:
Property and equipment	1,696	(4,026)
Discounts on membership deposits and acquired notes	120,012	122,059
Other	14,486	13,644

Total gross deferred tax liabilities	136,194	131,677

Net deferred tax liability	$(23,894)	$(14,694)

ClubCorp, Inc.

Note 16. Selected quarterly financial data (unaudited)

Operations for the first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks for fiscal years 2004 and 2005.

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

	Quarters
	First	Second	Third	Fourth
Fiscal Year 2004
Operating revenues	$184,967	$241,923	$222,482	$307,198

Income (loss) before income taxes and minority interest	$(17,531)	$8,746	$1,144	$2,195

Net income (loss)	$(19,063)	$8,312	$397	$4,112

Basic and diluted earnings (loss) per share	$(0.20)	$0.09	$0.00	$0.04

Fiscal Year 2005
Operating revenues	$192,034	$258,236	$276,761	$311,061

Income (loss) before income taxes and minority interest (1)	$(11,164)	$15,517	$17,464	$44,290

Net income (loss) (1)	$(11,955)	$13,544	$16,785	$52,380

Basic earnings (loss) per share (1)	$(0.13)	$0.15	$0.18	$0.56

Diluted earnings (loss) per share (1)	$(0.13)	$0.14	$0.18	$0.56

(1)	We sold land at one of our properties resulting in a pre-tax gain of $46 million during the fourth quarter of 2005 (Note 1, 11).

ANNEX A

LIST OF FACILITIES

	Property	Location		Business Type	Ownership
Country Club & Golf Facilities
1	Diamante Country Club	Hot Springs Village	AR.	Private Country Club	Joint Venture
2	Gainey Ranch Country Club	Scottsdale	AZ.	Private Country Club	Owned
3	Braemar Country Club	Tarzana	CA.	Private Country Club	Owned
4	Canyon Crest Country Club	Riverside	CA.	Private Country Club	Owned
5	Chardonnay Golf Club	Napa	CA.	Private Country Club	Managed
6	Coto de Caza Golf & Racquet Club	Coto de Caza	CA.	Private Country Club	Owned
7	Crow Canyon Country Club	Danville	CA.	Private Country Club	Owned
8	Desert Falls Country Club	Palm Desert	CA.	Private Country Club	Owned
9	Granite Bay Golf Club	Granite Bay	CA.	Private Country Club	Joint Venture
10	Indian Wells Country Club	Indian Wells	CA.	Private Country Club	Owned
11	Mission Hills Country Club	Rancho Mirage	CA.	Private Country Club	Owned
12	Morgan Run Resort & Club	Rancho Santa Fe	CA.	Private Country Club	Joint Venture
13	Pasadera Country Club	Monterey	CA.	Private Country Club	Managed
14	Porter Valley Country Club	Northridge	CA.	Private Country Club	Owned
15	Shadowridge Country Club	Vista	CA.	Private Country Club	Owned
16	Spring Valley Lake Country Club	Victorville	CA.	Private Country Club	Owned
17	Stoneridge Country Club	Poway	CA.	Private Country Club	Managed
18	Aspen Glen Golf Company	Carbondale	CO.	Private Country Club	Owned
19	Countryside Country Club	Clearwater	FL.	Private Country Club	Owned
20	Deercreek Country Club	Jacksonville	FL.	Private Country Club	Owned
21	East Lake Woodlands Country Club	Oldsmar	FL.	Private Country Club	Owned
22	Hunter’s Green Country Club	Tampa	FL.	Private Country Club	Owned
23	Monarch Country Club	Palm City	FL.	Private Country Club	Joint Venture
24	Tampa Palms Golf & Country Club	Tampa	FL.	Private Country Club	Owned
25	Eagle’s Landing Country Club	Stockbridge	GA.	Private Country Club	Owned
26	Laurel Springs Golf Club	Suwanee	GA.	Private Country Club	Joint Venture
27	Northwood Country Club	Lawrenceville	GA.	Private Country Club	Owned
28	Knollwood Country Club	Granger	IN.	Private Country Club	Owned
29	Nicklaus Golf Club at LionsGate	Overland	KS.	Private Country Club	Joint Venture
30	Southern Trace Country Club	Shreveport	LA.	Private Country Club	Owned
31	Ipswich Country Club	Ipswich	MA.	Private Country Club	Owned
32	Oak Pointe Country Club	Brighton	MI.	Private Country Club	Owned
33	Canyon Gate Country Club	Las Vegas	NV.	Private Country Club	Owned
34	Firestone Country Club	Akron	OH.	Private Country Club	Owned
35	Quail Hollow Country Club	Painesville	OH.	Private Country Club	Owned
36	Silver Lake Country Club	Silver Lake	OH.	Private Country Club	Managed
37	Diamond Run Golf Club	Sewickley	PA.	Private Country Club	Owned
38	Treesdale Golf & Country Club	Gibsonia	PA.	Private Country Club	Owned
39	Country Club of Hilton Head	Hilton Head	SC.	Private Country Club	Owned
40	Woodside Plantation Country Club	Aiken	SC.	Private Country Club	Owned
41	Bluegrass	Hendersonville	TN.	Private Country Club	Leased
42	April Sound Country Club	Montgomery	TX.	Private Country Club	Owned
43	Atascocita Country Club	Humble	TX.	Private Country Club	Owned
44	Bay Oaks Country Club	Houston	TX.	Private Country Club	Owned
45	Brookhaven Country Club	Dallas	TX.	Private Country Club	Owned
46	Canyon Creek Country Club	Richardson	TX.	Private Country Club	Owned
47	Club at Cimarron	Mission	TX.	Private Country Club	Owned
48	Fair Oaks Ranch & Country Club	Fair Oaks Ranch	TX.	Private Country Club	Owned
49	Falcon Point Club	Katy	TX.	Private Country Club	Owned
50	Gleneagles Country Club	Plano	TX.	Private Country Club	Owned
51	Hackberry Creek Country Club	Irving	TX.	Private Country Club	Owned
52	Hearthstone Country Club	Houston	TX.	Private Country Club	Owned

ANNEX A

LIST OF FACILITIES

	Property	Location		Business Type	Ownership
53	The Hills Country Club at Lakeway	Austin	TX.	Private Country Club	Owned
54	Kingwood Country Club	Kingwood	TX.	Private Country Club	Owned
55	Las Colinas Country Club	Irving	TX.	Private Country Club	Owned
56	Lost Creek Country Club	Austin	TX.	Private Country Club	Owned
57	Oakmont Country Club	Corinth	TX.	Private Country Club	Owned
58	Ranch Country Club	McKinney	TX.	Private Country Club	Owned
59	Shady Valley Country Club	Arlington	TX.	Private Country Club	Owned
60	Stonebriar Country Club	Frisco	TX.	Private Country Club	Joint Venture
61	Stonebridge Country Club	McKinney	TX.	Private Country Club	Owned
62	Timarron Country Club	Southlake	TX.	Private Country Club	Owned
63	Trophy Club Country Club	Trophy Club	TX.	Private Country Club	Owned
64	Walnut Creek Country Club	Mansfield	TX.	Private Country Club	Owned
65	Wildflower Country Club	Temple	TX.	Private Country Club	Owned
66	Willow Creek Golf Club	Spring	TX.	Private Country Club	Leased
67	Greenbrier Country Club	Chesapeake	VA.	Private Country Club	Owned
68	Piedmont Golf Club	Haymarket	VA.	Private Country Club	Owned
69	River Creek Country Club	Leesburg	VA.	Private Country Club	Owned
70	Stonehenge Golf & Country Club	Richmond	VA.	Private Country Club	Owned
71	Vista Vallarta Club de Golf	Puerto Vallarta, Mexico		Private Country Club	Joint Venture
72	Marina Vallarta Club de Golf	Puerto Vallarta, Mexico		Private Country Club	Owned
73	Macquarie Links International Golf Club	Sydney, Australia		Private Country Club	Owned
74	Debary Golf & Country Club	Debary	FL.	Semi-Private Golf Club	Owned
75	Haile Plantation Golf & Country Club	Gainesville	FL.	Semi-Private Golf Club	Owned
76	Queens Harbour Country Club	Jacksonville	FL.	Semi-Private Golf Club	Owned
77	Nicklaus Golf Club at BirchRiver	Dahlonega	GA.	Semi-Private Golf Club	Joint Venture
78	Trophy Club of Gwinnett	Snellville	GA.	Semi-Private Golf Club	Owned
79	The Currituck Club	Corolla	NC.	Semi-Private Golf Club	Leased
80	Devil’s Ridge Golf Club	Holly Springs	NC.	Semi-Private Golf Club	Owned
81	Lochmere Golf Club	Cary	NC.	Semi-Private Golf Club	Owned
82	Nags Head Golf Links	Nags Head	NC.	Semi-Private Golf Club	Owned
83	The Neuse Golf Club	Clayton	NC.	Semi-Private Golf Club	Owned
84	Golden Bear Golf Club at Indigo Run	Hilton Head	SC.	Semi-Private Golf Club	Owned
85	Live Oak Golf Club	Austin	TX.	Semi-Private Golf Club	Owned
86	Yaupon Golf Club	Austin	TX.	Semi-Private Golf Club	Owned
87	Lakelands Golf Club	Gold Coast, Australia		Semi-Private Golf Club	Owned
88	North Lakes Golf Club	Brisbane, Australia		Semi-Private Golf Club	Owned
89	Isla Maya Golf Club	Cozumel, Mexico		Semi-Private Golf Club	Joint Venture
90	Airways Municipal Golf Course	Fresno	CA.	Public Golf	Leased
91	Aliso Viejo Golf Club	Fresno	CA.	Public Golf	Owned
92	Empire Ranch Golf Club	Folsom	CA.	Public Golf	Leased
93	Teal Bend Golf Club	Sacramento	CA.	Public Golf	Leased
94	Turkey Creek Golf Club	Lincoln	CA.	Public Golf	Leased
95	Eagle Ridge Golf Club	Summerfield	FL.	Public Golf	Managed
96	The Preserve Golf Club	Dunnellon	FL.	Public Golf	Managed
97	Bear’s Best Atlanta	Atlanta	GA.	Public Golf	Joint Venture
98	Bear’s Best Las Vegas	Las Vegas	NV.	Public Golf	Joint Venture
99	Bear Creek Golf Club	DFW Airport	TX.	Public Golf	Leased

Resorts
	Pinehurst Resort & Country Club	Pinehurst	NC.	Resorts	Owned
	Barton Creek Resort	Austin	TX.	Resorts	Owned
	The Homestead	Hot Springs	VA.	Resorts	Owned

ANNEX A

LIST OF FACILITIES

	Property	Location		Business Type	Ownership
Business & Sports Clubs
1	Capital City Club - Montgomery	Montgomery	AL.	Business	Leased
2	Heritage Club	Huntsville	AL.	Business	Leased
3	Summit Club	Birmingham	AL.	Business	Leased
4	Center Club - Costa Mesa	Costa Mesa	AZ	Business	Leased
5	City Club on Bunker Hill	Los Angeles	CA.	Business	Leased
6	University Club Atop Symphony Towers	San Diego	CA.	Business	Leased
7	Centre Club - Tampa	Tampa	FL.	Business	Leased
8	Governors Club	West Palm Beach	FL.	Business	Leased
9	Tower Club - Ft. Lauderdale	Ft. Lauderdale	FL.	Business	Leased
10	University Club at Florida State University	Tallahassee	FL.	Business	Joint Venture
11	Buckhead Club	Atlanta	GA.	Business	Leased
12	First City Club	Savannah	GA.	Business	Leased
13	One Ninety One Club	Atlanta	GA.	Business	Leased
14	Plaza Club - Hawaii	Honolulu	HI.	Business	Leased
15	410 Club & Conference Center	Chicago	IL.	Business	Managed
16	Chicago Mercantile Exchange Club	Chicago	IL.	Business	Managed
17	Plaza Club - Chicago	Chicago	IL.	Business	Leased
18	Skyline Club - Indianapolis	Indianapolis	IN.	Business	Leased
19	Boston College Club	Boston	MA.	Business	Leased
20	University of Massachusetts Club	Boston	MA.	Business	Managed
21	Renaissance Club - Detroit	Detroit	MI.	Business	Leased
22	Skyline Club - Southfield	Southfield	MI.	Business	Leased
23	University Club of Jackson	Jackson	MS.	Business	Leased
24	Capital City Club - Raleigh	Raleigh	NC.	Business	Leased
25	Cardinal Club	Raleigh	NC.	Business	Leased
26	Carolina Club	Chapel Hill	NC.	Business	Managed
27	Piedmont Club	Winston-Salem	NC	Business	Leased
28	Bankers Club - Cincinnati	Cincinnati	OH.	Business	Leased
29	Shoreby Club	Bratenahl	OH.	Business	Managed
30	Pyramid Club	Philadelphia	PA.	Business	Leased
31	Capital City Club - Columbia	Columbia	SC.	Business	Leased
32	Commerce Club	Greenville	SC.	Business	Leased
33	Harbour Club	Charleston	SC.	Business	Leased
34	Club Le Conte	Knoxville	TN.	Business	Leased
35	Crescent Club	Memphis	TN.	Business	Leased
36	Nashville City Club	Nashville	TN.	Business	Managed
37	La Cima Club	Irving	TX.	Business	Leased
38	Plaza Club - Houston	Houston	TX.	Business	Leased
39	Plaza Club - San Antonio	San Antonio	TX.	Business	Leased
40	Tower Club - Dallas	Dallas	TX.	Business	Leased
41	University of Texas Club	Austin	TX.	Business	Leased
42	Tower Club - Tysons Corner	Vienna	VA.	Business	Leased
43	Town Point Club	Norfolk	VA.	Business	Leased
44	Columbia Tower Club	Seattle	WA.	Business	Leased
45	City Club of Washington	Washington	DC.	Business	Leased
46	Club at Franklin Square	Washington	DC.	Business	Leased
47	Capital Club	Beijing, China		Business	Joint Venture
48	Silicon Valley Capital Club	Fairfield	CA.	Business/Sports	Leased
49	Citrus Club	Orlando	FL.	Business/Sports	Leased
50	University Club of Jacksonville	Jacksonville	FL.	Business/Sports	Leased
51	Metropolitan Club - Chicago	Chicago	IL.	Business/Sports	Leased
52	Fairlane Club	Dearborn	MI.	Business/Sports	Managed
53	Capital Club - Columbus	Columbus	OH.	Business/Sports	Leased
54	Club at Society Center	Cleveland	OH.	Business/Sports	Leased

ANNEX A

LIST OF FACILITIES

	Property	Location		Business Type	Ownership
55	Dayton Racquet Club	Cleveland	OH.	Business/Sports	Leased
56	Rivers Club	Pittsburgh	PA.	Business/Sports	Leased
57	Greenspoint Club	Houston	TX.	Business/Sports	Owned
58	Houston Center Club	Houston	TX.	Business/Sports	Leased
59	Houston City Club	Houston	TX.	Business/Sports	Leased
60	Houston Metropolitan Racquet Club	Houston	TX.	Business/Sports	Leased
61	University Club of Houston	Houston	TX.	Business/Sports	Leased
62	Westlake Club	Houston	TX.	Business/Sports	Leased
63	San Francisco Tennis Club	Fairfield	CA.	Sports Club	Owned
64	Athletic & Swim Club	New York	NY.	Sports Club	Leased
65	Le Club	Milwaukee	WI.	Sports Club	Owned