Form 10-Q
period 2006-03-21
CLUBCORP INC
filed 2006-05-04
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 21, 2006

or

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

The number of shares of the registrant’s common stock outstanding as of April 18, 2006 was 92,821,459.

CLUBCORP, INC.

ClubCorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	December 27, 2005	March 21, 2006
Assets
Current assets:
Cash and cash equivalents	$188,675	$155,698
Restricted cash	21,650	21,650
Membership and other receivables, net	72,616	63,871
Inventories	19,106	21,583
Prepaid expenses and other assets	29,061	29,311

Total current assets	331,108	292,113

Property and equipment, net	1,124,761	1,120,642
Notes receivable	33,256	32,614
Other assets	58,582	55,745

Total assets	$1,547,707	$1,501,114

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$87,274	$72,184
Long-term debt - current portion	75,604	40,702
Membership deposits - current portion	18,341	18,680
Other liabilities	120,925	136,791

Total current liabilities	302,144	268,357

Long-term debt, net of current portion	596,014	595,313
Other liabilities	128,385	125,313
Membership deposits, net of current portion	151,273	154,761

Total liabilities	1,177,816	1,143,744

Redemption value of common stock held by benefit plan	53,026	53,026

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 92,821,459 outstanding at December 27, 2005 and March 21, 2006	996	996
Additional paid-in capital	161,672	162,383
Accumulated other comprehensive loss	(7,895)	(8,583)
Retained earnings	233,490	220,946
Treasury stock, 6,772,949 shares at December 27, 2005 and March 21, 2006	(71,398)	(71,398)

Total stockholders’ equity	316,865	304,344

Total liabilities and stockholders’ equity	$1,547,707	$1,501,114

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended
	March 22, 2005	March 21, 2006
Operating revenues	$189,279	$196,301

Operating costs and expenses	152,322	156,679
Depreciation and amortization	19,419	19,806
Selling, general and administrative expenses	15,045	18,124
Loss on disposals and impairment of assets	28	1,574

Operating income from continuing operations	2,465	118

Interest and investment income	771	1,539
Interest expense	(14,216)	(13,979)

Loss from continuing operations before income taxes and minority interest	(10,980)	(12,322)

Income tax (provision) benefit	(612)	136
Minority interest	(150)	(249)

Loss from continuing operations	(11,742)	(12,435)

Discontinued operations:
Loss from discontinued operations before income taxes	(184)	(99)
Income tax provision	(29)	(10)

Loss from discontinued operations	(213)	(109)

Net loss	$(11,955)	$(12,544)

Basic and diluted loss per share from:
Continuing operations	$(0.13)	$(0.14)
Discontinued operations	0.00	0.00

Basic and diluted loss per share	$(0.13)	$(0.14)

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Twelve Weeks Ended
	March 22, 2005	March 21, 2006
Cash flows from operating activities:
Net loss	$(11,955)	$(12,544)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	19,518	19,806
Loss on disposals and impairment of assets	42	1,579
Stock-based compensation expense	—	711
Amortization of discount on membership deposits	3,285	3,160
Net change in deferred income taxes	—	(369)
Net change in prepaid expenses	(1,327)	173
Net change in membership and other receivables	12,879	10,081
Net change in accounts payable and accrued liabilities	(5,875)	(15,721)
Net change in deferred income and other liabilities	17,846	9,466
Net change in deferred membership revenues	3,309	5,409
Other	1,268	(1,377)

Cash flows from operating activities	38,990	20,374

Cash flows from investing activities:
Additions to property and equipment	(8,876)	(17,216)
Acquisitions of facilities	(1,974)	—
Development of real estate held for sale	(1,241)	(30)
Net change in notes receivable	2,100	643
Other	411	7

Cash flows from investing activities	(9,580)	(16,596)

Cash flows from financing activities:
Repayments of long-term debt	(5,295)	(36,889)
Change in membership deposits	377	134

Cash flows from financing activities	(4,918)	(36,755)

Net change in cash and cash equivalents	24,492	(32,977)
Cash and cash equivalents at beginning of period	96,180	188,675

Cash and cash equivalents at end of period	$120,672	$155,698

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

Interim presentation

The accompanying Condensed Consolidated Financial Statements have been prepared by ClubCorp and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted from the accompanying statements. We believe the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto of ClubCorp for the year ended December 27, 2005, which is a part of ClubCorp’s 2005 Form 10-K.

In our opinion, the accompanying Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the consolidated financial position of ClubCorp as of December 27, 2005 and March 21, 2006, and the consolidated results of operations and cash flows for the twelve weeks ended March 22, 2005 and March 21, 2006. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Cash and cash equivalents

For purposes of the Condensed Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand and interest bearing deposits in financial institutions, all of which have maturities of 90 days or less.

Restricted Cash

We had $21.7 million of restricted cash at December 27, 2005 and March 21, 2006. The balance is comprised of $19.0 million in collateral related to insurance policies and $2.7 million in collateral related to letters of credit in connection with debt covenants. The letters of credit have one-year terms and, therefore, the related restricted cash is included in current assets.

Reclassifications

Certain amounts previously reported have been reclassified to conform with current period presentation.

ClubCorp, Inc.

Note 2. Stock-based compensation

Prior to 2006, we accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Under APB 25, the exercise price of the options was equal to the market price at the date of grant and no stock-based compensation cost was reflected in net income. We also adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

Effective December 28, 2005, we adopted SFAS No. 123(R), “Share-based Payment”, using the modified-prospective method, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for the twelve weeks ended March 21, 2006 includes expense, recognized over the applicable vesting periods for all new options granted and options granted prior to, but unvested, as of December 28, 2005. In accordance with the modified prospective method of adoption, results for prior periods have not been restated.

We granted options to purchase 75,000 shares of common stock during the twelve weeks ended March 22, 2005. We did not grant any options to purchase shares of common stock during the twelve weeks ended March 21, 2006.

The following summarizes compensation cost for the option plans based on the grant date fair value of the options consistent with the methodology prescribed by SFAS No. 123(R) (dollars in thousands, except per share amounts):

	Twelve Weeks Ended
	March 22, 2005	March 21, 2006
Net loss as reported	$(11,955)	$(12,544)

Add: Total stock-based compensation expense included in reported net loss, net of taxes	—	462

Less: Total stock-based compensation expense determined under fair value method, net of taxes	(1,736)	(462)

Pro forma net loss	$(13,691)	$(12,544)

Basic and diluted loss per share - Reported	$(0.13)	$(0.14)

Basic and diluted loss per share - Pro Forma	$(0.15)	$(0.14)

ClubCorp, Inc.

Note 3. Operating revenues

We recognized revenues from the following sources (dollars in thousands):

	Twelve Weeks Ended
	March 22, 2005	March 21, 2006
Revenues from continuing operations:
Membership dues	$77,372	$80,184
Food and beverage revenues	50,981	53,154
Golf operations revenues	26,810	27,701
Lodging revenues	9,330	9,898
Membership fees and deposits	8,528	7,992
Other revenues	16,258	17,372

Total operating revenues from continuing operations	$189,279	$196,301

Revenues from discontinued operations:
Membership dues	$1,368	$837
Food and beverage revenues	459	289
Golf operations revenues	251	—
Membership fees and deposits	31	16
Other revenues	646	566

Total operating revenues from discontinued operations	$2,755	$1,708

Total operating revenues	$192,034	$198,009

Note 4. Income tax (provision) benefit

The income tax (provision) benefit for the twelve weeks ended March 22, 2005 and March 21, 2006 differs from amounts computed by applying the U.S. Federal tax rate of 35% to loss from operations before income taxes and minority interest primarily due to foreign and state income taxes, net of Federal benefit (provision), and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes. In addition, for the twelve weeks ended March 22, 2005 and March 21, 2006, we fully reserved all additional tax benefits from available carryforwards of net operating losses generated during the periods. We recorded no income tax (provision) benefit related to Federal income taxes for the twelve weeks ended March 22, 2005 and, therefore, the provision contains only foreign and state income taxes on the Condensed Consolidated Statements of Operations. For the twelve weeks ended March 21, 2006, we recorded a deferred tax asset and corresponding tax benefit for the tax effect of stock-based compensation cost (Note 2) of $249,000.

ClubCorp, Inc.

Note 5. Weighted average shares

The following table summarizes the weighted average number of shares used to calculate basic and diluted loss per share:

	Twelve Weeks Ended
	March 22, 2005	March 21, 2006
Weighted average shares outstanding	93,379,080	92,821,459

Incremental shares from assumed conversion of options	—	—

Diluted weighted average shares	93,379,080	92,821,459

The diluted weighted average shares exclude the impact of the assumed conversion of options to acquire 1,346,903 and 1,265,494 shares of common stock for the twelve weeks ended March 22, 2005 and March 21, 2006, respectively, because they would be anti-dilutive due to our net loss in those periods.

Note 6. Property and equipment

Property and equipment consists of the following (dollars in thousands):

	December 27, 2005	March 21, 2006
Land and land improvements	$738,558	$741,176
Buildings and recreational facilities	509,211	509,369
Leasehold improvements	118,044	117,897
Furniture and fixtures	142,629	143,244
Machinery and equipment	313,279	314,771
Construction in progress	21,413	27,355

	1,843,134	1,853,812
Accumulated depreciation and amortization	(718,373)	(733,170)

	$1,124,761	$1,120,642

ClubCorp, Inc.

Note 7. Disposal and impairment of long-lived assets

In conjunction with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, certain assets and liabilities expected to be sold with the held-for-sale entities have been reclassified to Other Current Assets and Other Current Liabilities, and all income and expense items have been reclassified as Discontinued Operations.

As of December 27, 2005 and March 21, 2006, we had one property and two properties, respectively, classified as held for sale. The balance sheet amounts related to these properties were reclassified to Other Current Assets and Other Current Liabilities on the Condensed Consolidated Balance Sheets and were comprised of the following (dollars in thousands):

	December 27, 2005	March 21, 2006
Membership and other receivables, net	$273	$485
Inventories	69	89
Other current assets	13	25
Property and equipment, net	6,538	6,735
Other assets	42	37

Total assets	$6,935	$7,371

Accounts payable and accrued liabilities	$113	$95
Other current liabilities	144	354
Long-term debt	2,811	2,811
Other liabilities	196	269

Total liabilities	$3,264	$3,529

The properties were reclassified to discontinued operations on the Condensed Consolidated Statements of Operations for all periods presented. See Note 10 for detail of the Statement of Operations impact of discontinued operations by segment and in total.

There was no impairment of assets recorded during the twelve weeks ended March 22, 2005 and March 21, 2006, respectively.

Note 8. Comprehensive Loss

The following summarizes the components of comprehensive loss (dollars in thousands):

	Twelve Weeks Ended
	March 22, 2005	March 21, 2006
Net loss	$(11,955)	$(12,544)
Foreign currency translation adjustment	302	(688)

Total comprehensive loss	$(11,653)	$(13,232)

ClubCorp, Inc.

Note 9. Long term debt

Under the provisions of certain of our debt agreements with Textron Financial Corporation (“Textron”), we are required to maintain debt service coverage ratios at both the portfolio and individual property level. Certain of these individual loans have cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of March 21, 2006, the debt service coverage ratio was below the minimum level for four individual properties participating in the loan, thereby causing the entire loan ($53 million in principal amount) to be in technical default. Subsequent to March 21, 2006, we have cured the noncompliance by obtaining letters of credit totaling $4.0 million.

In early 2006, we amended a loan agreement with Pacific Life representing approximately $37 million of debt maturing in 2006 and established a secured $50 million line of credit which will mature in 2010. As a result, we paid down approximately $32 million and transferred the remaining $5 million as an initial draw on the line of credit which remains outstanding as of March 21, 2006.

For the twelve weeks ended March 21, 2006, we added approximately $1.3 million in new capital leases increasing debt and property, plant, and equipment on our Condensed Consolidated Balance Sheet.

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

ClubCorp, Inc.

Financial information for the segments is as follows (dollars in thousands):

	Continuing Operations
	Twelve Weeks Ended
	March 22, 2005	March 21, 2006
Operating revenues
Country club and golf facilities	$103,773	$108,069
Resorts	35,052	37,071
Business and sports clubs	48,228	49,132
Other operations and services	2,226	2,029

Total operating revenues	$189,279	$196,301

EBITDA
Country club and golf facilities	23,216	23,525
Resorts	1,102	3,302
Business and sports clubs	7,398	7,604

Reportable segment EBITDA	$31,716	$34,431

Reconciliation to loss before income taxes and minority interest:
Reportable segment EBITDA	$31,716	$34,431
Other operations and services operating revenues	2,226	2,029
Other operations and services operating costs and expenses	(12,030)	(14,962)
Depreciation and amortization	(19,419)	(19,806)
Loss on disposals and impairment of assets	(28)	(1,574)
Interest and investment income	771	1,539
Interest expense	(14,216)	(13,979)

Loss from operations before income taxes and minority interest	$(10,980)	$(12,322)

ClubCorp, Inc.

	Discontinued Operations
	Twelve Weeks Ended
	March 22, 2005	March 21, 2006
Operating revenues
Country club and golf facilities	$997	$63
Resorts	—	—
Business and sports clubs	1,758	1,645
Other operations and services	—	—

Total operating revenues	$2,755	$1,708

EBITDA
Country club and golf facilities	(88)	55
Resorts	—	—
Business and sports clubs	236	224

Reportable segment EBITDA	$148	$279

Reconciliation to loss before income taxes and minority interest:
Reportable segment EBITDA	$148	$279
Other operations and services operating revenues	—	—
Other operations and services operating costs and expenses	(105)	(116)
Depreciation and amortization	(99)	—
Loss on disposals and impairment of assets	(14)	(5)
Interest and investment income	—	—
Interest expense	(114)	(257)

Loss from operations before income taxes and minority interest	$(184)	$(99)

ClubCorp, Inc.

	Total Company
	Twelve Weeks Ended
	March 22, 2005	March 21, 2006
Operating revenues
Country club and golf facilities	$104,770	$108,132
Resorts	35,052	37,071
Business and sports clubs	49,986	50,777
Other operations and services	2,226	2,029

Total operating revenues	$192,034	$198,009

EBITDA
Country club and golf facilities	$23,128	$23,580
Resorts	1,102	3,302
Business and sports clubs	7,634	7,828

Reportable segment EBITDA	$31,864	$34,710

Reconciliation to loss before income taxes and minority interest:
Reportable segment EBITDA	$31,864	$34,710
Other operations and services operating revenues	2,226	2,029
Other operations and services operating costs and expenses	(12,135)	(15,078)
Depreciation and amortization	(19,518)	(19,806)
Loss on disposals and impairment of assets	(42)	(1,579)
Interest and investment income	771	1,539
Interest expense	(14,330)	(14,236)

Loss from operations before income taxes and minority interest	$(11,164)	$(12,421)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of March 21, 2006, we operated 98 country clubs, golf clubs and public golf facilities, four destination golf resorts and 65 business, sports and business/sports clubs in 27 states, Washington D.C. and three foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in Pinehurst, North Carolina, The Homestead® Resort in Hot Springs, Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles, California. Golf Digest, Golf Travel and other golf industry publications have consistently ranked several of our approximately 150 golf courses and destination golf resorts among the best in the United States.

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

Our consolidated financial statements are presented on a 52/53 week fiscal year ending on the last Tuesday of December, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The following discussion of our financial condition and results of operations for the twelve weeks ended March 22, 2005 and March 21, 2006 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 27, 2005, as filed with the Securities and Exchange Commission.

Critical Accounting Policies

For a discussion of our critical accounting policies refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 27, 2005. There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 27, 2005.

Results of Operations

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

12 Weeks Ended March 22, 2005 Compared to 12 Weeks Ended March 21, 2006

Consolidated Operations – Continuing Operations

Operating revenues increased in all three operating segments – country club and golf facilities, resorts and business and sports clubs – ending the first quarter of 2006 at a consolidated total of $196.3 million, an improvement of 4% over the first quarter of 2005. Country club and golf facilities operating revenue increased 4% due to increases in dues income, golf operations and food and beverage revenue. Resorts operating revenue increased 6% primarily related to increases in golf operations at Pinehurst and lodging and food and beverage revenues at Barton Creek. Business and sports clubs operating revenue increased 2% primarily due to increased dues income and private party food and beverage revenue.

Operating costs and expenses for all segments increased as a result of costs associated with increased operating revenues with the exception of resorts which decreased slightly. In addition to these expected increases, resorts operating costs and expenses decreased due to a decrease in property taxes. Country club and golf facilities operating costs and expenses increased in golf course maintenance. Business and sports clubs operating costs and expenses were negatively impacted by increased utilities costs. Utilities costs increased by $1.2 million or 16% for all three operating segments due primarily to higher pricing.

Operating income (loss) improved in the resorts segment and decreased slightly in the country club and golf facilities and business and sports clubs segments. Resorts reflected improved margins primarily due to controlling payroll and payroll related costs. Country club and golf facilities reflected improved margins resulting from better management of cost of goods sold and payroll costs offset by increased costs for golf course maintenance and depreciation and amortization. Business and sports clubs decreased due to lower volume with a flat food and beverage margin and increased depreciation and amortization.

Consolidated Operations - Discontinued Operations

The periods ended March 22, 2005 and March 21, 2006 include two properties divested in 2005, one managed property divested in 2006 and two properties currently held for sale in discontinued operations. Operating revenues for these properties decreased from $2.8 million in 2005 to $1.7 million in 2006. Net income (loss) from these properties improved $0.1 million. In accordance with SFAS 144, depreciation expense is not recorded beginning with the quarter a property is classified as held for sale.

Segment and Other Information – 12 Weeks

Country Club and Golf Facilities

The following tables present certain summary financial information for our country club and golf facilities segment for the twelve weeks ended March 22, 2005 and March 21, 2006 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2005	2006	2005	2006
Number of facilities at end of period in continuing operations	95	95	98	98
Operating revenues	$95,903	$100,590	$97,332	$102,086
Recognition of membership fees and deposits	6,412	5,959	6,441	5,983

Total operating revenues	$102,315	$106,549	$103,773	$108,069

Operating costs and expenses (1)	79,024	83,334	80,557	84,544

Segment EBITDA from continuing operations (1)	$23,291	$23,215	$23,216	$23,525

Segment EBITDA from discontinued operations (1)	$—	$—	$(88)	$55

Total Segment EBITDA (1)	$23,291	$23,215	$23,128	$23,580

(1)	Excludes intercompany consulting and support fees of $6.1 million and $6.3 million for Same Store and $6.3 million and $6.4 million for Total in the twelve weeks ended March 22, 2005 and March 21, 2006, respectively.

Continuing Operations. Total operating revenues and EBITDA increased for same store country club and golf facilities primarily due to increased membership dues, golf operations and food and beverage revenues.

Membership trends for golf and country clubs historically decline in colder months of the year with positive recovery in the spring as weather becomes more favorable for golf. Although we did see a typical trend of declining membership for the first quarter of 2006, it was considerably lower than our decline for the first quarter of 2005. This trend, coupled with an annual price increase that generally occurs at the beginning of the year, resulted in a 4% overall increase in membership dues.

Golf operations revenue increased 4% primarily due to increased rounds played due to good weather in 2006. Abnormally heavy rains on the West coast in 2005 resulted in lower golf revenues for those clubs in peak season in the prior year. Golf course maintenance expenses increased due to efforts to maintain course conditions as well as higher oil and gas costs resulting in overall decreased net profit from golf operations in the current year. Our annual dues price increases, in part, are designed to cover these increased maintenance costs.

Food and beverage revenues increased as a result of increased a la carte spending as well as private party events primarily due to better economic conditions. Although a la carte covers were down for the current year, increased check average resulted in a 7% increase in revenues. In addition, efforts to pre-book private parties were more successful. The outcome was an increase in the number of events held in the current year as well as check average resulting in a 10% increase in revenues. Cost of sales and payroll and related expenses were well managed during the current year resulting in an improved net profit in food and beverage operations.

Depreciation and amortization increased from $11.6 million in 2005 to $12.0 million in 2006 due to additions during the last year.

Discontinued Operations. The periods ended March 22, 2005 and March 21, 2006 include two properties divested in 2005 and one managed property divested in 2006 in discontinued operations.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for the twelve weeks ended March 22, 2005 and March 21, 2006 (dollars in thousands):

	Same Store Resorts		Total Resorts
	2005	2006	2005	2006
Number of facilities at end of period in continuing operations (1)	3	3	3	4
Operating revenues	$33,662	$35,746	$33,662	$35,753
Recognition of membership fees and deposits	1,390	1,318	1,390	1,318

Total operating revenues	$35,052	$37,064	$35,052	$37,071
Operating costs and expenses (2)	33,950	33,769	33,950	33,769

Segment EBITDA from continuing operations (2)	$1,102	$3,295	$1,102	$3,302

Segment EBITDA from discontinued operations	$—	$—	$—	$—

Total Segment EBITDA (2)	$1,102	$3,295	$1,102	$3,302

Lodging data (3 resorts) (1)
Room nights available	99,244	99,244
Room nights sold	48,797	48,766
Paid occupancy rate	49.2%	49.1%
Average daily rate (3)	$162	$171
Revenue per occupied room (4)	$609	$647

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. In the first quarter of 2006, we signed an agreement to manage Ocean Edge Resort and Golf Club on Cape Cod. Management fee revenue for the twelve weeks ended March 21, 2006 is included.
(2)	Excludes intercompany consulting and support fees of $1.3 million for Same Store and Total in the twelve weeks ended March 22, 2005 and March 21, 2006, respectively.
(3)	Average daily rate is based on the average room rate per day for the year-to-date.
(4)	Revenue per occupied room is based on total operating revenues excluding membership dues, recognition of member initiation fees and net managed rooms commissions.

Continuing Operations. Total operating revenues and EBITDA increased for same store resorts primarily due to higher average daily rate and spending at Barton Creek and Pinehurst.

Barton Creek revenues increased 13% due to a seven percentage point increase in occupancy, a $13 increase in average daily rate and increased spending as they carried forward their momentum from the end of 2005. Pinehurst revenues increased due to an increase in average daily rate and spending offset by a decrease in occupancy. In addition, Pinehurst increased the greens fee prices on several of its courses and increased the total number of rounds played resulting in higher revenue from golf operations. The Homestead operating revenues were comparable with an increase in average daily rate and spending offset by decreased occupancy.

All three resorts were able to effectively manage their variable costs, particularly in payroll and related areas as well as golf course maintenance. The result was an improvement of nearly 6% in EBITDA generated from these additional revenues.

Depreciation and amortization increased slightly from $3.7 million in 2005 to $3.8 million in 2006.

Business and Sports Clubs

The following tables present certain summary financial information for our business and sports clubs segment for the twelve weeks ended March 22, 2005 and March 21, 2006 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2005	2006	2005	2006
Number of facilities at end of period in continuing operations	62	62	62	63
Operating revenues	$47,702	$48,611	$47,702	$48,646
Recognition of membership fees and deposits	526	486	526	486

Total operating revenues	$48,228	$49,097	$48,228	$49,132

Operating costs and expenses (1)	40,830	41,528	40,830	41,528

Segment EBITDA from continuing operations (1)	$7,398	$7,569	$7,398	$7,604

Segment EBITDA from discontinued operations (1)	$236	$219	$236	$224

Total Segment EBITDA (1)	$7,634	$7,788	$7,634	$7,828

(1)	Excludes intercompany consulting and support fees of $3.0 million and $3.1 million for Same Store and $3.0 and $3.2 million for Total, respectively in the twelve weeks ended March 22, 2005 and March 21, 2006.

Continuing Operations. Total operating revenues and EBITDA increased at same store business and sports clubs primarily due to increased membership dues and food and beverage private party revenues.

Membership trends for business and sports clubs historically decline in the early part of the year with positive recovery in the later part of the year and throughout the holiday season. Although we did see a typical trend of declining membership for the first quarter of 2006, it was slightly lower than our decline for the first quarter of 2005. This trend, coupled with an annual price increase that generally occurs at the beginning of the year, resulted in a 2% overall increase in membership dues.

Food and beverage operations increased primarily due to more successful efforts in pre-booking private events resulting in a 3% increase in private party revenues. During the first quarter of 2006, payroll and other costs associated with the private events were well controlled resulting in a consistent profit margin in overall food and beverage operations comparing 2005 to 2006.

Depreciation and amortization increased from $2.0 million in 2005 to $2.1 million in 2006.

Discontinued Operations. The periods ended March 22, 2005 and March 21, 2006 include two properties currently held for sale in discontinued operations.

Other Operations and Services – Continuing Operations

Other operations and services consist primarily of real estate operations and corporate services. Revenues primarily consist of fees we receive from third-party developers based on a percentage of their real estate sales. Revenues decreased from $2.2 million in 2005 to $2.0 million in 2006.

Operating loss from other operations and services increased from $9.8 million in 2005 to $12.9 million in 2006 primarily due to the following: (a) recognition of approximately $0.7 million in compensation expense related to the expensing of stock options, (b) an increase in payroll and payroll related costs primarily due to normal true-ups made to our bonus accruals in the first quarter of 2005 and 2006 resulting in a $0.7 million increase in expense year over year and (c) an increase in medical claims mainly due to an industry-wide increase in healthcare costs as well as increased enrollment. The results in 2005 also include a rebate of previously incurred costs.

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

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain our core properties, fund expansions at our current properties, and be poised for external growth in the marketplace. During the last few years, our focus has been on strengthening our cash position and refinancing and reducing our debt in order to support these goals. Our cash position decreased to $156 million as of March 21, 2006 compared to $189 million as of December 27, 2005. The primary reason for the reduction was the paydown of $32 million related to a refinancing of a portion of our debt with Pacific Life that was originally scheduled to mature in June 2006. Our debt has been paid down to $636 million as of March 21, 2006 representing payments of approximately $37 million since December 27, 2005.

Historically, we have financed our operations and cash needs primarily through cash flows from operations, debt and, to a lesser extent, proceeds from divestitures. We anticipate using cash flow from operations in 2006 principally to fund planned capital replacement expenditures, repay debt and build cash reserves. We expect to use cash flow from operations in 2006 to grow and expand our business through a combination of improvements and expansions of existing facilities, on which we have spent approximately $17 million year-to-date. Based on our current projections, we believe our current assets and cash flow from operations are sufficient to meet our anticipated working capital and operating needs for the next twelve months as well as support our anticipated capital expenditures.

Debt

In early 2006, we amended a loan agreement with Pacific Life representing approximately $37 million of debt maturing in 2006 and established a secured $50 million line of credit which will mature in 2010. As a result, we paid down approximately $32 million and transferred the remaining $5 million as an initial draw on the line of credit which remains outstanding as of March 21, 2006.

Under the provisions of certain of our debt agreements with Textron Financial Corporation (“Textron”), we are required to maintain debt service coverage ratios at both the portfolio and individual property level. Certain of these individual loans have cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of March 21, 2006, the debt service coverage ratio was below the minimum level for four individual properties participating in the loan, thereby causing the entire loan ($53 million in principal amount) to be in technical default. Subsequent to March 21, 2006, we have cured the noncompliance by obtaining letters of credit totaling $4.0 million.

Cash and Cash Flow

Our cash flow from operations was $20 million for the twelve weeks ended March 21, 2006, a decrease of $19 million compared to 2005. The 2005 cash flow from operations included cash deposits received in preparation for the 2005 U.S. Open.

We utilize cash to fund operations, maintain our properties, pay down our debt and related interest, and, to a limited extent, buy back company stock. In 2006, we have reduced our debt by nearly $37 million while only decreasing our cash and cash equivalents by $33 million. For 2006, we are considering additional investments in improving and expanding our existing properties or acquiring new properties.

Capital Spending

The nature of our business requires us to invest a significant amount of capital in our existing properties to maintain them. For the twelve weeks ended March 21, 2006, we have expended approximately $11 million in maintenance capital, and we anticipate spending an additional $58 million for the remainder of fiscal 2006.

In addition to maintaining our properties, we also spend discretionary capital to expand or improve existing properties and to enter into new business opportunities. Capital expansion funding totaled approximately $6 million for the twelve weeks ended March 21, 2006, and we anticipate spending an additional $34 million for the remainder of fiscal 2006 for expansion and improvement projects on clubs and resorts we feel have a high potential for return on investment.

Risks

We believe that we have sufficient and stable funds to allow us to operate our business for the next twelve months as well as evaluate growth opportunities during 2006 and beyond. However, the occurrence of any of the following events might limit our ability to fund operations or provide adequate capital funding:

•	Lack of compliance with debt covenants – currently our defaults on the Textron note are covered by letters of credit. However, should operations cause adverse results at one or a group of properties, we could be put in a position of having to pay down debt or secure additional financing.

•	Exercise of the limited put right by our ESOP – As a means of providing liquidity to the trustees of the Amended Plan, we have provided the trustees a limited put right (the “Redemption Right”) to cause us to redeem Common Stock, held in trust on behalf of the Amended Plan, at the most recent appraised fair market value as necessary, in the event the trust does not have adequate resources, to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the Amended Plan. We do not expect that the Redemption Right will be exercised to a significant extent in 2006, but if it is, we could be required to repurchase shares of Common Stock.

•	Exercise of certain rights by our third party investor – During 1999, we sold 9,375,000 shares of common stock and warrants to acquire 1,012,500 shares of common stock to The Cypress Group. Beginning in December 2004, we are obligated under certain defined conditions to offer to repurchase a portion of their outstanding shares if we are below a defined leverage ratio. This calculation is performed annually on December 1st. Based on the 2005 calculation, we were above the stated leverage ratio and were not required to offer to repurchase any shares. If our actual future operating results differ materially from expectations, we could fall below the leverage ratio at the next annual calculation date and would be required to offer to repurchase a portion of their shares of Common Stock. We do not anticipate this occurring in 2006.

•	Natural disaster or catastrophic events - Events out of our control could cause significant operational implications and/or an inability to obtain financing.

We do not anticipate any of the above situations occurring. Additionally, these risks are somewhat mitigated due to the fact that a significant portion of our capital expansions and new growth spending is discretionary. However, we cannot assure you that these events will not occur.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

During the twelve weeks ended March 21, 2006, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Annual Report on Form 10-K for the year ended December 27, 2005. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments” in the Form 10-K for the year ended December 27, 2005 for a detailed discussion.

Factors That May Affect Future Operating Results and the Accuracy of Our Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered “forward-looking statements” for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential” or “continue,” or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section and in our Form 10-K for the year ended December 27, 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 27, 2005.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the twelve weeks ended March 21, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ClubCorp, Inc

Date: May 4, 2006	By:	/s/ Jeffrey P. Mayer
Jeffrey P. Mayer
Chief Financial Officer