Form 10-Q
period 2006-06-13
CLUBCORP INC
filed 2006-07-27
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 13, 2006

or

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

The number of shares of the registrant’s common stock outstanding as of July 11, 2006 was 92,778,684.

CLUBCORP, INC.

ClubCorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	December 27, 2005	June 13, 2006

Assets
Current assets:
Cash and cash equivalents	$188,675	$157,570
Restricted cash	21,650	23,000
Membership and other receivables, net	72,616	81,574
Inventories	19,106	21,549
Prepaid expenses and other assets	29,061	51,326

Total current assets	331,108	335,019

Property and equipment, net	1,124,761	1,108,281
Notes receivable	33,256	29,929
Other assets	58,582	54,904

Total assets	$1,547,707	$1,528,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$87,274	$79,009
Long-term debt - current portion	75,604	34,309
Membership deposits - current portion	18,341	19,019
Other liabilities	120,925	147,625

Total current liabilities	302,144	279,962

Long-term debt, net of current portion	596,014	598,152
Other liabilities	128,385	122,041
Membership deposits, net of current portion	151,273	157,282

Total liabilities	1,177,816	1,157,437

Redemption value of common stock held by benefit plan	53,026	56,682

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 92,821,459 and 92,815,647 outstanding at December 27, 2005 and June 13, 2006, respectively	996	996
Additional paid-in capital	161,672	163,176
Accumulated other comprehensive loss	(7,895)	(7,412)
Retained earnings	233,490	228,732
Treasury stock, 6,772,949 and 6,778,761 shares at December 27, 2005 and June 13, 2006, respectively	(71,398)	(71,478)

Total stockholders’ equity	316,865	314,014

Total liabilities and stockholders’ equity	$1,547,707	$1,528,133

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2005	June 13, 2006	June 14, 2005	June 13, 2006
Continuing Operations:
Operating revenues	$252,446	$251,208	$439,356	$445,094

Operating costs and expenses	184,351	186,492	333,975	340,494
Depreciation and amortization	18,886	19,457	37,937	38,929
Selling, general and administrative expenses	18,367	17,981	33,412	36,105
Loss on disposals and impairment of assets	1,323	311	1,351	1,883

Operating income from continuing operations	29,519	26,967	32,681	27,683

Interest and investment income	865	1,774	1,619	3,297
Interest expense	(13,906)	(13,480)	(27,953)	(27,265)

Income from continuing operations before income taxes and minority interest	16,478	15,261	6,347	3,715

Income tax provision	(1,875)	(915)	(2,465)	(759)
Minority interest	(64)	149	(214)	(100)

Income from continuing operations	14,539	14,495	3,668	2,856

Discontinued operations:
Loss from discontinued operations before income taxes	(960)	(3,014)	(1,993)	(3,888)
Income tax provision	(35)	(39)	(86)	(70)

Loss from discontinued operations	(995)	(3,053)	(2,079)	(3,958)

Net income (loss)	$13,544	$11,442	$1,589	$(1,102)

Basic earnings (loss) per share from:
Continuing operations	$0.16	$0.16	$0.04	$0.03
Discontinued operations	(0.01)	(0.04)	$(0.02)	(0.04)

Basic earnings (loss) per share	$0.15	$0.12	$0.02	$(0.01)

Diluted earnings (loss) per share from:
Continuing operations	$0.15	$0.15	$0.04	$0.03
Discontinued operations	(0.01)	(0.03)	(0.02)	(0.04)

Diluted earnings (loss) per share	$0.14	$0.12	$0.02	$(0.01)

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Twenty-Four Weeks Ended
	June 14, 2005	June 13, 2006
Cash flows from operating activities:
Net income (loss)	$1,589	$(1,102)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	38,805	39,263
Loss on disposals and impairment of assets	1,291	4,284
Stock-based compensation expense	—	1,504
Amortization of discount on membership deposits	6,631	6,394
Net change in membership and other receivables, net	(8,177)	(9,100)
Net change in prepaid expenses	(8,049)	(1,719)
Net change in accounts payable and accrued liabilities	6,812	(9,227)
Net change in deferred income and other liabilities	13,923	9,740
Net change in deferred membership revenues	6,602	9,325
Net change in deferred income taxes	—	(240)
Other	1,059	4,232

Cash flows from operating activities	60,486	53,354

Cash flows from investing activities:
Additions to property and equipment	(28,680)	(44,801)
Acquisition of facilities	(1,974)	—
Development of real estate held for sale	(2,191)	(35)
Net change in notes receivable	6,203	2,623
Net change in restricted cash	—	(1,350)
Other	417	27

Cash flows from investing activities	(26,225)	(43,536)

Cash flows from financing activities:
Repayments of long-term debt	(11,785)	(41,505)
Net change in membership deposits	592	662
Treasury stock transactions	(3,235)	(80)

Cash flows from financing activities	(14,428)	(40,923)

Net change in cash and cash equivalents	19,833	(31,105)
Cash and cash equivalents at beginning of period	96,180	188,675

Cash and cash equivalents at end of period	$116,013	$157,570

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

In our opinion, the accompanying Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the consolidated financial position of ClubCorp as of December 27, 2005 and June 13, 2006, and the consolidated results of operations for the twelve weeks and twenty-four weeks ended June 14, 2005 and June 13, 2006, and the cash flows for the twenty-four weeks ended June 14, 2005 and June 13, 2006. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Cash and cash equivalents

For purposes of the Condensed Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand and interest bearing deposits in financial institutions, all of which have maturities of 90 days or less.

Restricted Cash

We had $21.7 million and $23.0 million of restricted cash at December 27, 2005 and June 13, 2006, respectively. The balance at June 13, 2006 is comprised of $19.0 million in collateral related to insurance policies and $4.0 million in collateral related to letters of credit in connection with debt covenants. The letters of credit have one-year terms and, therefore, the related restricted cash is included in current assets.

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

Effective December 28, 2005, we adopted SFAS No. 123(R), “Share-based Payment”, using the modified-prospective method, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for the twelve weeks and twenty-four weeks ended June 13, 2006 includes expense, recognized over the applicable vesting periods for all new options granted and options granted prior to, but unvested, as of December 28, 2005. In accordance with the modified prospective method of adoption, results for prior periods have not been restated.

We granted options to purchase 596,410 shares and 671,410 shares of common stock during the twelve weeks and twenty-four weeks ended June 14, 2005, respectively. We granted options to purchase 655,600 shares of common stock during the twelve weeks and twenty-four weeks ended June 13, 2006.

Effective June 26, 2006, we amended our stock option plan to include a change in control provision if the company is sold as part of our current negotiations. All outstanding options will become 100% vested upon closing and cash will be paid for the in-the-money value of these options. This provision is only effective if a sale occurs as a result of our current negotiations.

The following summarizes compensation cost for the option plans based on the grant date fair value of the options consistent with the methodology prescribed by SFAS No. 123(R) (dollars in thousands, except per share amounts):

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2005	June 13, 2006	June 14, 2005	June 13, 2006
Net income (loss) as reported	$13,544	$11,442	$1,589	$(1,102)
Add: Total stock-based compensation expense included in reported net income (loss), net of taxes	—	515	—	977
Less: Total stock-based compensation expense determined under fair value method, net of taxes	(286)	(515)	(2,022)	(977)

Pro forma net earnings (loss)	$13,258	$11,442	$(433)	$(1,102)

Basic earnings (loss) per share - Reported	$0.15	$0.12	$0.02	$(0.01)

Basic earnings (loss) per share - Pro Forma	$0.14	$0.12	$(0.00)	$(0.01)

Diluted earnings (loss) per share - Reported	$0.14	$0.12	$0.02	$(0.01)

Diluted earnings (loss) per share - Pro Forma	$0.14	$0.12	$(0.00)	$(0.01)

ClubCorp, Inc.

In accordance with the requirements of SFAS 123, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions for the 2005 and 2006 grants: risk-free weighted average interest rates of 4.0% and 5.0% respectively, an expected volatility of 40%, an expected life of seven years, which includes a 3% forfeiture rate, and zero dividend yield. The summary of the status of the options outstanding for the year-ended December 27, 2005 and the changes during the twenty-four weeks ended June 13, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Summary of Option Activity:
Outstanding at December 27, 2005	7,652,493	$10.51
Granted	655,600	$13.80
Forfeited	(70,930)	$10.67
Exercised	—	$—

Outstanding at June 13, 2006	8,237,163	$10.77	5.9	$24,959

Exercisable at June 13, 2006	5,415,171	$10.29	4.7	$19,007

The weighted average grant date fair value of options granted during the year ended December 27, 2005 and the twenty-four weeks ended June 13, 2006 was $6.18 and $7.02, respectively.

A summary of the status of nonvested options as of December 27, 2005 and changes during the twenty-four weeks ended June 13, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Summary of Nonvested Option Activity:
Nonvested at December 27, 2005	2,623,000	$6.09
Granted	655,600	$7.02
Forfeited	(7,980)	$6.38
Vested	(448,628)	$6.34

Nonvested at June 13, 2006	2,821,992	$6.27

As of June 13, 2006, there was $10.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of shares vested during the twenty-four weeks ended June 13, 2006 was $6.2 million.

ClubCorp, Inc.

Note 3. Operating revenues

We recognized revenues from the following sources (dollars in thousands):

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2005	June 13, 2006	June 14, 2005	June 13, 2006
Revenues from continuing operations:
Membership dues	$76,786	$80,445	$153,887	$160,312
Food and beverage revenues	69,190	72,772	119,210	124,940
Golf operations revenues (1)	55,471	50,695	81,637	77,773
Lodging revenues	16,257	17,263	25,587	27,161
Membership fees and deposits	7,975	7,566	16,045	15,075
Other revenues (2)	26,767	22,467	42,990	39,833

Total operating revenues from continuing operations	$252,446	$251,208	$439,356	$445,094

Revenues from discontinued operations:
Membership dues	$1,989	$1,308	$3,628	$2,462
Food and beverage revenues	1,066	551	2,486	1,826
Golf operations revenues	1,941	1,494	2,836	2,117
Membership fees and deposits	127	173	616	672
Other revenues	667	497	1,348	1,069

Total operating revenues from discontinued operations	$5,790	$4,023	$10,914	$8,146

Total operating revenues	$258,236	$255,231	$450,270	$453,240

(1)	The 2005 amounts include the impact of ticket sales, rental of corporate hospitality tents and concessions of approximately $5.3 million related to the 2005 U.S. Open.
(2)	The 2005 amounts include the impact of merchandise sales of approximately $4.2 million related to the 2005 U.S. Open.

Note 4. Income tax (provision) benefit

The income tax (provision) benefit for the twelve weeks and twenty-four weeks ended June 14, 2005 and June 13, 2006 differs from amounts computed by applying the U.S. Federal tax rate of 35% to income (loss) from operations before income taxes and minority interest primarily due to foreign and state income taxes, net of Federal benefit (provision), and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes. Based on our estimate for the year, we recorded to current taxes payable a quarterly income tax provision related to Federal income taxes for the twelve weeks or twenty-four weeks ended June 14, 2005.

ClubCorp, Inc.

Note 5. Weighted average shares

The following table summarizes the weighted average number of shares used to calculate basic and diluted income (loss) per share:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2005	June 13, 2006	June 14, 2005	June 13, 2006
Weighted average shares outstanding	93,248,860	92,818,553	93,313,970	92,820,006
Incremental shares from assumed conversion of options	1,330,692	1,610,457	1,330,692	—

Diluted weighted average shares	94,579,552	94,429,010	94,644,662	92,820,006

The diluted weighted average shares exclude the impact of the assumed conversion of options to acquire 1,463,201 shares of common stock for the twenty-four weeks ended June 13, 2006 because they would be anti-dilutive due to our net loss in that period.

Note 6. Property and equipment

Property and equipment consists of the following (dollars in thousands):

	December 27, 2005	June 13, 2006
Land and land improvements	$738,558	$724,527
Buildings and recreational facilities	509,211	511,553
Leasehold improvements	118,044	117,768
Furniture and fixtures	142,629	144,975
Machinery and equipment	313,279	319,985
Construction in progress	21,413	33,192

	1,843,134	1,852,000
Accumulated depreciation and amortization	(718,373)	(743,719)

	$1,124,761	$1,108,281

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

As of December 27, 2005 and June 13, 2006, we had one and five properties classified as held for sale, respectively. The balance sheet amounts related to the properties were reclassified to Other Current Assets and Other Current Liabilities on the Condensed Consolidated Balance Sheets and were comprised of the following (dollars in thousands):

	December 27, 2005	June 13, 2006
Membership and other receivables, net	$273	$1,817
Inventories	69	344
Other current assets	13	982
Property and equipment, net	6,538	24,372
Other assets	42	948

Total assets	$6,935	$28,463

Accounts payable and accrued liabilities	$113	$1,454
Other current liabilities	144	4,545
Long-term debt	2,811	2,815
Other liabilities	196	3,524

Total liabilities	$3,264	$12,338

The properties were reclassified to discontinued operations on the Condensed Consolidated Statements of Operations for all periods presented. See Note 10 for detail of the Statement of Operations impact of discontinued operations by segment and in total.

There was $0.8 million recorded for impairment of assets during the twelve weeks and twenty-four weeks ended June 14, 2005. We recorded $3.0 million for impairment of assets held for sale in loss from discontinued operations before income taxes on the Condensed Consolidated Statement of Operations for the twelve weeks and twenty-four weeks ended June 13, 2006.

Note 8. Comprehensive Income (Loss)

The following summarizes the components of comprehensive income (loss) (dollars in thousands):

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2005	June 13, 2006	June 14, 2005	June 13, 2006
Net income (loss)	$13,544	$11,442	$1,589	$(1,102)
Foreign currency translation adjustment	64	1,171	366	483

Total comprehensive income (loss)	$13,608	$12,613	$1,955	$(619)

ClubCorp, Inc.

Note 9. Long term debt

Under the provisions of certain of our debt agreements with Textron Financial Corporation (“Textron”), we are required to maintain debt service coverage ratios at both the portfolio and individual property level. Certain of these individual loans have cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of June 13, 2006, the debt service coverage ratio was below the minimum level for four individual properties participating in the loan, thereby causing the entire loan ($52 million in principal amount) to be in technical default. We have cured the noncompliance by obtaining letters of credit totaling $4.0 million.

In early 2006, we amended a loan agreement with Pacific Life representing approximately $37 million of debt maturing in 2006 and established a secured $50 million line of credit which will mature in 2010. As a result, we paid down approximately $32 million and transferred the remaining $5 million as an initial draw on the line of credit which remains outstanding as of June 13, 2006.

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

ClubCorp, Inc.

Financial information for the segments is as follows (dollars in thousands):

	Continuing Operations
	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2005	June 13, 2006	June 14, 2005	June 13, 2006
Operating revenues
Country club and golf facilities	$129,865	$133,257	$231,285	$238,911
Resorts (1)	68,797	62,884	103,849	99,955
Business and sports clubs	50,638	52,701	98,866	101,832
Other operations and services	3,146	2,366	5,356	4,396

Total operating revenues	$252,446	$251,208	$439,356	$445,094

EBITDA
Country club and golf facilities	$35,086	$33,582	$58,590	$57,338
Resorts (1)	19,684	21,043	20,786	24,344
Business and sports clubs	9,025	10,636	16,423	18,240

Reportable segment EBITDA	$63,795	$65,261	$95,799	$99,922

Reconciliation to income before income taxes and minority interest:
Reportable segment EBITDA	63,795	$65,261	$95,799	$99,922
Other operations and services operating revenues	3,146	2,366	5,356	4,396
Other operations and services operating costs and expenses	(17,213)	(20,892)	(29,186)	(35,823)
Depreciation and amortization	(18,886)	(19,457)	(37,937)	(38,929)
Loss on disposals and impairment of assets	(1,323)	(311)	(1,351)	(1,883)
Interest and investment income	865	1,774	1,619	3,297
Interest expense	(13,906)	(13,480)	(27,953)	(27,265)

Income from operations before income taxes and minority interest	$16,478	$15,261	$6,347	$3,715

(1)	The twelve weeks and twenty-four weeks ended June 14, 2005 include the impact of ticket sales, rental of corporate hospitality tents, concessions, and merchandise sales of approximately $9.5 million related to the 2005 U.S. Open. This resulted in an increase of approximately $0.9 million and $0.1 million in EBITDA for the twelve weeks and twenty-four weeks ended June 14, 2005, respectively.

ClubCorp, Inc.

	Discontinued Operations
	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2005	June 13, 2006	June 14, 2005	June 13, 2006
Operating revenues
Country club and golf facilities	$4,063	$2,699	$7,429	$5,177
Resorts	—	—	—	—
Business and sports clubs	1,727	1,324	3,485	2,969
Other operations and services	—	—	—	—

Total operating revenues	$5,790	$4,023	$10,914	$8,146

EBITDA
Country club and golf facilities	$(202)	$(194)	$(588)	$(370)
Resorts	—	—	—	—
Business and sports clubs	232	155	468	379

Reportable segment EBITDA	$30	$(39)	$(120)	$9

Reconciliation to loss before income taxes and minority interest:
Reportable segment EBITDA	$30	$(39)	$(120)	$9
Other operations and services operating revenues	—	—	—	—
Other operations and services operating costs and expenses	(247)	(493)	(385)	(280)
Depreciation and amortization	(401)	—	(868)	(334)
Gain (loss) on disposals and impairment of assets (1)	74	(2,034)	60	(2,401)
Interest and investment income	22	16	40	33
Interest expense	(438)	(464)	(720)	(915)

Loss from operations before income taxes and minority interest	$(960)	$(3,014)	$(1,993)	$(3,888)

(1)	The 2006 amounts include an impairment of $3.0 million related to held for sale properties.

ClubCorp, Inc.

	Total Company
	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2005	June 13, 2006	June 14, 2005	June 13, 2006
Operating revenues
Country club and golf facilities	$133,928	$135,956	$238,714	$244,088
Resorts (1)	68,797	62,884	103,849	99,955
Business and sports clubs	52,365	54,025	102,351	104,801
Other operations and services	3,146	2,366	5,356	4,396

Total operating revenues	$258,236	$255,231	$450,270	$453,240

EBITDA
Country club and golf facilities	$34,884	$33,388	$58,002	$56,968
Resorts (1)	19,684	21,043	20,786	24,344
Business and sports clubs	9,257	10,791	16,891	18,619

Reportable segment EBITDA	$63,825	$65,222	$95,679	$99,931

Reconciliation to income (loss) before income taxes and minority interest:
Reportable segment EBITDA	$63,825	$65,222	$95,679	$99,931
Other operations and services operating revenues	3,146	2,366	5,356	4,396
Other operations and services operating costs and expenses	(17,460)	(21,385)	(29,571)	(36,103)
Depreciation and amortization	(19,287)	(19,457)	(38,805)	(39,263)
Loss on disposals and impairment of assets	(1,249)	(2,345)	(1,291)	(4,284)
Interest and investment income	887	1,790	1,659	3,330
Interest expense	(14,344)	(13,944)	(28,673)	(28,180)

Income (loss) from operations before income taxes and minority interest	$15,518	$12,247	$4,354	$(173)

(1)	The twelve weeks and twenty-four weeks ended June 14, 2005 include the impact of ticket sales, rental of corporate hospitality tents, concessions, and merchandise sales of approximately $9.5 million related to the 2005 U.S. Open. This resulted in an increase of approximately $0.9 million and $0.1 million in EBITDA for the twelve weeks and twenty-four weeks ended June 14, 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of June 13, 2006, we operated 98 country clubs, golf clubs and public golf facilities, four destination golf resorts and 64 business, sports and business/sports clubs in 27 states, Washington D.C. and three foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in Pinehurst, North Carolina, The Homestead® Resort in Hot Springs, Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles, California. Golf Digest, Golf Travel and other golf industry publications have consistently ranked several of our approximately 150 golf courses and destination golf resorts among the best in the United States.

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

Our consolidated financial statements are presented on a 52/53 week fiscal year ending on the last Tuesday of December, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The following discussion of our financial condition and results of operations for the twelve and twenty-four weeks ended June 14, 2005 and June 13, 2006 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 27, 2005, as filed with the Securities and Exchange Commission.

Recent Developments

On May 12, 2006, we issued a press release announcing our engagement of Goldman Sachs as our exclusive financial advisor to explore strategic options, including the possible sale of the company. If the decision is made to sell the company, the Dedman family will acquire Pinehurst, the historic North Carolina resort, and the balance of ClubCorp’s assets will go to another buyer.

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

12 Weeks Ended June 14, 2005 Compared to 12 Weeks Ended June 13, 2006

Consolidated Operations – Continuing Operations

Results of operations in 2005 include a portion of the revenues and expenses related to hosting the 2005 U.S. Open. The U.S. Open week was seven days long with two of the days falling in our second quarter and the other five days falling in our third quarter. Excluding the impact of the U.S. Open, operating revenues increased in all three operating segments – country club and golf facilities, resorts and business and sports clubs – finishing the twelve weeks ended June, 13, 2006 at a consolidated total of $251.2 million. Country club and golf facilities operating revenue increased 3% due to increases in dues income and food and beverage revenue. Excluding the impact of the U.S. Open, resorts operating revenue increased primarily related to increases in golf operations, lodging and food and beverage revenues at Pinehurst and Barton Creek. Business and sports clubs operating revenue increased 4% primarily due to increased dues income and private party food and beverage revenue.

Excluding the impact of the U.S. Open, operating costs and expenses for all segments increased as a result of costs associated with increased operating revenues. In addition to these expected increases, resorts operating costs and expenses decreased due to management of golf course maintenance costs. Country club and golf facilities operating costs and expenses increased due to increases in golf course maintenance and other golf expenses incurred to host a golf tournament that would normally have been covered by a sponsor. Business and sports clubs operating costs and expenses were negatively impacted by increased utilities costs. Utilities costs increased by 5% for all three operating segments due primarily to higher pricing.

Operating income improved in the resorts and business and sports clubs segments and decreased in the country club and golf facilities segment. Resorts reflected improved margins primarily due to controlling payroll and payroll related costs. Business and sports clubs had increased volume and an improved food and beverage margin. Country club and golf facilities had a slight decrease in margins for cost of goods sold and payroll costs coupled with increased costs for golf course maintenance and other golf expenses.

Consolidated Operations – Discontinued Operations

The periods ended June 14, 2005 and June 13, 2006 include two properties divested in 2005, two properties divested in 2006 and five properties currently held for sale in discontinued operations. Operating revenues for these properties decreased from $5.8 million in 2005 to $4.0 million in 2006. Net income (loss) from these properties declined $2.1 million primarily due to a $3.0 million impairment charge taken in 2006. In accordance with SFAS 144, depreciation expense is not recorded beginning with the quarter a property is classified as held for sale.

Segment and Other Information – 12 Weeks

Country Club and Golf Facilities

The following tables present certain summary financial information for our country club and golf facilities segment for the twelve weeks ended June 14, 2005 and June 13, 2006 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2005	2006	2005	2006
Number of facilities at end of period in continuing operations	91	91	94	94
Operating revenues	$121,687	$125,962	$124,047	$127,802
Recognition of membership fees and deposits	5,789	5,430	5,818	5,455

Total operating revenues	$127,476	$131,392	$129,865	$133,257

Operating costs and expenses (1)	93,176	98,440	94,779	99,675

Segment EBITDA from continuing operations (1)	$34,300	$32,952	$35,086	$33,582

Segment EBITDA from discontinued operations (1)	$7	$85	$(202)	$(194)

Total Segment EBITDA (1)	$34,307	$33,037	$34,884	$33,388

(1)	Excludes intercompany consulting and support fees of $6.2 million and $6.5 million for Same Store and $6.3 million and $6.6 million for Total in the twelve weeks ended June 14, 2005 and June 13, 2006, respectively.

Continuing Operations. Total operating revenues increased for same store country club and golf facilities primarily due to increased membership dues and food and beverage revenues while EBITDA decreased primarily due to increased golf operations expenses.

Membership trends for golf and country clubs historically decline in colder months of the year with positive recovery in the spring as weather becomes more favorable for golf. During 2006 our membership did have a positive recovery at a rate slightly higher than 2005. This trend, coupled with an annual price increase that generally occurs at the beginning of the year, resulted in a nearly 5% overall increase in membership dues.

Golf operations revenues were flat comparing 2006 to 2005. Golf course maintenance expenses increased due to efforts to maintain course conditions as well as higher oil and gas costs resulting in overall decreased net profit from golf operations in the current year. Our annual dues price increases, in part, are designed to cover these increased maintenance costs. In addition, we incurred costs to host a tournament that would normally have been covered by a sponsor. We have received a partial reimbursement of these costs in the second quarter of 2006 and are negotiating an additional reimbursement of approximately $1.0 million before year-end.

Food and beverage revenues increased as a result of increased a la carte spending as well as private party events primarily due to better economic conditions. An increase in a la carte covers and check average for the quarter resulted in a 4% increase in a la carte revenues. In addition, efforts to pre-book private parties were more successful. The outcome was an increase in the number of events held in the current year resulting in a 3% increase in private party revenues. Cost of sales and payroll and related expenses were slightly higher than the prior year quarter resulting in a decreased net profit in food and beverage operations.

Depreciation and amortization increased from $11.1 million in 2005 to $11.7 million in 2006 due to additions during the previous year.

Discontinued Operations. The periods ended June 14, 2005 and June 13, 2006 include two properties divested in 2005, one managed property divested in 2006 and four properties currently held for sale in discontinued operations.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for the twelve weeks ended June 14, 2005 and June 13, 2006 (dollars in thousands, except lodging data):

	Same Store Resorts		Total Resorts
	2005	2006	2005	2006
Number of facilities at end of period in continuing operations (1)	3	3	3	4
Operating revenues	$67,456	$61,566	$67,456	$61,649
Recognition of membership fees and deposits	1,341	1,235	1,341	1,235

Total operating revenues	$68,797	$62,801	$68,797	$62,884

Operating costs and expenses (2)	49,113	41,841	49,113	41,841

Segment EBITDA from continuing operations (2)	$19,684	$20,960	$19,684	$21,043

Segment EBITDA from discontinued operations	$—	$—	$—	$—

Total Segment EBITDA (2)	$19,684	$20,960	$19,684	$21,043

Lodging data (3 resorts) (1)
Room nights available	99,204	99,204
Room nights sold	63,783	66,274
Paid occupancy rate	64.3%	66.8%
Average daily rate (3)	$213	$219
Revenue per occupied room (4)	$844	$861

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. In the first quarter of 2006, we signed an agreement to manage Ocean Edge Resort and Golf Club on Cape Cod. Management fee revenue for the twelve weeks ended June 13, 2006 is included in Total Resorts operating revenues.
(2)	Excludes intercompany consulting and support fees of $1.3 million for Same Store and Total in the twelve weeks ended June 14, 2005 and June 13, 2006, respectively.
(3)	Average daily rate is based on the average room rate per day for the quarter-to-date.
(4)	Revenue per occupied room is based on total operating revenues excluding membership dues, recognition of member initiation fees and net managed rooms commissions.

Results of operations in 2005 include a portion of the revenues and expenses related to hosting the 2005 U.S. Open. The U.S. Open week was seven days long with two of the days falling in our second quarter and the other five days falling in our third quarter. The following table presents certain summary financial data for the U.S. Open for the twelve weeks ended June 14, 2005 (dollars in thousands):

Operating revenues	$9,465
Operating costs and expenses	8,612

EBITDA	$853

Continuing Operations. Excluding the impact of the U.S. Open, total operating revenues and EBITDA increased for same store resorts primarily due to higher occupancy at Pinehurst and average daily rate and spending at Barton Creek.

Barton Creek revenues increased 7% due to an $11 increase in average daily rate and increased spending as Barton Creek carried forward its momentum from the end of 2005. Pinehurst revenues increased due to a twelve percentage point increase in occupancy. In addition, Pinehurst increased the greens fee prices on several of its courses and increased the total number of rounds played resulting in higher revenue from golf operations. The Homestead operating revenues were comparable with an increase in average daily rate and spending offset by decreased occupancy.

All three resorts were able to effectively manage their variable costs, particularly in payroll and related areas as well as golf course maintenance. The result was an improvement of 5% in EBITDA generated from these additional revenues.

Depreciation and amortization increased slightly from $3.8 million in 2005 to $3.9 million in 2006.

Business and Sports Clubs

The following tables present certain summary financial information for our business and sports clubs segment for the twelve weeks ended June 14, 2005 and June 13, 2006 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2005	2006	2005	2006
Number of facilities at end of period in continuing operations	62	62	62	63
Operating revenues	$50,187	$52,170	$50,187	$52,205
Recognition of membership fees and deposits	451	496	451	496

Total operating revenues	$50,638	$52,666	$50,638	$52,701

Operating costs and expenses (1)	41,613	42,065	41,613	42,065

Segment EBITDA from continuing operations (1)	$9,025	$10,601	$9,025	$10,636

Segment EBITDA from discontinued operations (1)	$170	$144	$232	$155

Total Segment EBITDA (1)	$9,195	$10,745	$9,257	$10,791

(1)	Excludes intercompany consulting and support fees of $3.0 million and $3.1 million for Same Store and $3.1 and $3.1 million for Total, respectively in the twelve weeks ended June 14, 2005 and June 13, 2006.

Continuing Operations. Total operating revenues and EBITDA increased at same store business and sports clubs primarily due to increased membership dues and food and beverage private party revenues.

Membership trends for business and sports clubs historically decline in the early part of the year with positive recovery in the later part of the year and throughout the holiday season. Although we did see a typical trend of declining membership for the second quarter of 2006, it was lower than our decline for the second quarter of 2005. This trend, coupled with an annual price increase that generally occurs at the beginning of the year, resulted in a 3% overall increase in membership dues.

Food and beverage operations increased primarily due to more successful efforts in pre-booking private events resulting in a 6% increase in private party revenues. During the second quarter of 2006, cost of sales, payroll and other costs associated with the private events were well controlled resulting in a positive profit margin in overall food and beverage operations comparing 2005 to 2006.

Depreciation and amortization was $2.0 million in 2005 and 2006.

Discontinued Operations. The periods ended June 14, 2005 and June 13, 2006 include one property divested in 2006 and one property currently held for sale in discontinued operations.

Other Operations and Services – Continuing Operations

Other operations and services consist primarily of real estate operations and corporate services. Revenues primarily consist of fees we receive from third-party developers based on a percentage of their real estate sales. Revenues decreased from $3.1 million in 2005 to $2.4 million in 2006 primarily due to decreased lot sales in 2006.

Operating loss from other operations and services increased from $14.1 million in 2005 to $18.5 million in 2006 primarily due to the following: (a) recognition of approximately $0.8 million in compensation expense related to the expensing of stock options, (b) an increase in medical claims expense mainly due to an industry-wide increase in healthcare costs as well as increased enrollment and (c) decreased lot sales in 2006.

24 Weeks Ended June 14, 2005 Compared to 24 Weeks Ended June 13, 2006

Consolidated Operations – Continuing Operations

Results of operations in 2005 include a portion of the revenues and expenses related to hosting the 2005 U.S. Open. The U.S. Open week was seven days long with two of the days falling in our second quarter and the other five days falling in our third quarter. Excluding the impact of the U.S. Open, operating revenues increased in all three operating segments – country club and golf facilities, resorts and business and sports clubs – finishing the twenty-four weeks ended June, 13, 2006 at a consolidated total of $445.1 million. Country club and golf facilities operating revenue increased 3% due to increases in dues income and food and beverage revenue. Excluding the impact of the U.S. Open, resorts operating revenue increased primarily related to increases in golf operations, lodging and food and beverage revenues at Pinehurst and Barton Creek. Business and sports clubs operating revenue increased 3% primarily due to increased dues income and private party food and beverage revenue.

Excluding the impact of the U.S. Open, operating costs and expenses for all segments increased as a result of costs associated with increased operating revenues. In addition to these expected increases, resorts operating costs and expenses decreased due to management of golf course maintenance costs. Country club and golf facilities operating costs and expenses increased due to increases in golf course maintenance and other golf expenses incurred to host a golf tournament that would normally have been covered by a sponsor. Business and sports clubs operating costs and expenses were negatively impacted by increased utilities costs. Utilities costs increased by $1.6 million or 10% for all three operating segments due primarily to higher pricing.

Operating income improved in the resorts and business and sports clubs segments and decreased in the country club and golf facilities segment. Resorts reflected improved margins primarily due to controlling payroll and payroll related costs. Business and sports clubs had increased volume and an improved food and beverage margin due to lower cost of sales and management of payroll costs. Country club and golf facilities had flat margins for cost of goods sold and payroll costs coupled with the increased costs for golf course maintenance and other golf expenses noted above.

Consolidated Operations – Discontinued Operations

The periods ended June 14, 2005 and June 13, 2006 include two properties divested in 2005, two properties divested in 2006 and five properties currently held for sale in discontinued operations. Operating revenues for these properties decreased from $10.9 million in 2005 to $8.1 million in 2006. Net income (loss) from these properties declined $1.9 million primarily due to a $3.0 million impairment charge taken in 2006. In accordance with SFAS 144, depreciation expense is not recorded beginning with the quarter a property is classified as held for sale.

Segment and Other Information – 24 Weeks

Country Club and Golf Facilities

The following tables present certain summary financial information for our country club and golf facilities segment for the twenty-four weeks ended June 14, 2005 and June 13, 2006 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2005	2006	2005	2006
Number of facilities at end of period in continuing operations	91	91	94	94
Operating revenues	$215,526	$224,457	$219,297	$227,791
Recognition of membership fees and deposits	11,930	11,071	11,988	11,120

Total operating revenues	$227,456	$235,528	$231,285	$238,911

Operating costs and expenses (1)	169,729	179,304	172,695	181,573

Segment EBITDA from continuing operations (1)	$57,727	$56,224	$58,590	$57,338

Segment EBITDA from discontinued operations (1)	$(128)	$27	$(588)	$(370)

Total Segment EBITDA (1)	$57,599	$56,251	$58,002	$56,968

(1)	Excludes intercompany consulting and support fees of $12.3 million and $12.9 million for Same Store and $12.7 million and $12.9 million for Total in the twenty-four weeks ended June 14, 2005 and June 13, 2006, respectively.

Continuing Operations. Total operating revenues increased for same store country club and golf facilities primarily due to increased membership dues, golf operations and food and beverage revenues while EBITDA decreased primarily due to increased golf operations expenses.

Membership trends for golf and country clubs historically decline in colder months of the year with positive recovery in the spring as weather becomes more favorable for golf. Our year-to-date memberships trends have been more positive when comparing 2006 versus 2005. This trend, coupled with an annual price increase that generally occurs at the beginning of the year, resulted in a 4% overall increase in membership dues.

Golf operations revenue increased primarily due to increased rounds played due to good weather in 2006. Abnormally heavy rains on the West coast in 2005 resulted in lower golf revenues for those clubs in peak season in the prior year. Golf course maintenance expenses increased due to efforts to maintain course conditions as well as higher oil and gas costs resulting in overall decreased net profit from golf operations in the current year. Our annual dues price increases, in part, are designed to cover these increased maintenance costs. In addition, we incurred costs to host a tournament that would normally have been covered by a sponsor. We have received a partial reimbursement of these costs in 2006 and are negotiating an additional reimbursement of approximately $1.0 million before year-end.

Food and beverage revenues increased as a result of increased a la carte spending as well as private party events primarily due to better economic conditions. Although a la carte covers were down for the current year, increased check average resulted in a 5% increase in a la carte revenues. In addition, efforts to pre-book private parties were more successful. The outcome was an increase in the number of events held in the current year as well as check average resulting in a 6% increase in revenues. Cost of sales and payroll and related expenses were well managed during the current year resulting in an improved net profit in food and beverage operations.

Depreciation and amortization increased from $22.4 million in 2005 to $23.5 million in 2006 due to additions during the previous year.

Discontinued Operations. The periods ended June 14, 2005 and June 13, 2006 include two properties divested in 2005, one managed property divested in 2006 and four properties currently held for sale in discontinued operations.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for the twenty-four weeks ended June 14, 2005 and June 13, 2006 (dollars in thousands, except lodging data):

	Same Store Resorts		Total Resorts
	2005	2006	2005	2006
Number of facilities at end of period in continuing operations (1)	3	3	3	4
Operating revenues	$101,119	$97,312	$101,119	$97,402
Recognition of membership fees and deposits	2,730	2,553	2,730	2,553

Total operating revenues	$103,849	$99,865	$103,849	$99,955

Operating costs and expenses (2)	83,063	75,611	83,063	75,611

Segment EBITDA from continuing operations (2)	$20,786	$24,254	$20,786	$24,344

Segment EBITDA from discontinued operations	$—	$—	$—	$—

Total Segment EBITDA (2)	$20,786	$24,254	$20,786	$24,344

Lodging data (3 resorts) (1)
Room nights available	198,448	198,448
Room nights sold	115,040	112,579
Paid occupancy rate	58.0%	56.7%
Average daily rate (3)	$199	$191
Revenue per occupied room (4)	$770	$742

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. In the first quarter of 2006, we signed an agreement to manage Ocean Edge Resort and Golf Club on Cape Cod. Management fee revenue for the twenty-four weeks ended June 13, 2006 is included in Total Resorts operating revenues.
(2)	Excludes intercompany consulting and support fees of $2.6 million and $2.7 million for Same Store and Total in the twenty-four weeks ended June 14, 2005 and June 13, 2006, respectively.
(3)	Average daily rate is based on the average room rate per day for the year-to-date.
(4)	Revenue per occupied room is based on total operating revenues excluding membership dues, recognition of member initiation fees and net managed rooms commissions.

Results of operations in 2005 include a portion of the revenues and expenses related to hosting the 2005 U.S. Open. The U.S. Open week was seven days long with two of the days falling in our second quarter and the other five days falling in our third quarter. The following table presents certain summary financial data for the U.S. Open for the twenty-four weeks ended June 14, 2005 (dollars in thousands):

Operating revenues	$9,511
Operating costs and expenses	9,401

EBITDA	$110

Continuing Operations. Excluding the impact of the U.S. Open, Total operating revenues and EBITDA increased for same store resorts primarily due to higher occupancy at Pinehurst and higher occupancy, average daily rate and spending at Barton Creek.

Barton Creek revenues increased 10% due to an increase in occupancy, an $11 increase in average daily rate and increased spending as Barton Creek carried forward its momentum from the end of 2005. Pinehurst revenues increased due to an increase in occupancy. In addition, Pinehurst increased the greens fee prices on several of its courses and increased the total number of rounds played resulting in higher revenue from golf operations. The Homestead operating revenues were comparable with an increase in average daily rate and spending offset by decreased occupancy.

All three resorts were able to effectively manage their variable costs, particularly in payroll and related areas as well as golf course maintenance. The result was an improvement of 4% in EBITDA generated from these additional revenues.

Depreciation and amortization increased slightly from $7.5 million in 2005 to $7.7 million in 2006.

Business and Sports Clubs

The following tables present certain summary financial information for our business and sports clubs segment for the twenty-four weeks ended June 14, 2005 and June 13, 2006 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2005	2006	2005	2006
Number of facilities at end of period in continuing operations	62	62	62	63
Operating revenues	$97,889	$100,782	$97,889	$100,851
Recognition of membership fees and deposits	977	981	977	981

Total operating revenues	$98,866	$101,763	$98,866	$101,832

Operating costs and expenses (1)	82,444	83,592	82,443	83,592

Segment EBITDA from continuing operations (1)	$16,422	$18,171	$16,423	$18,240

Segment EBITDA from discontinued operations (1)	$394	$314	$468	$379

Total Segment EBITDA (1)	$16,816	$18,485	$16,891	$18,619

(1)	Excludes intercompany consulting and support fees of $6.0 million and $6.2 million for Same Store and $6.1 and $6.3 million for Total, respectively in the twenty-four weeks ended June 14, 2005 and June 13, 2006.

Continuing Operations. Total operating revenues and EBITDA increased at same store business and sports clubs primarily due to increased membership dues and food and beverage private party revenues.

Membership trends for business and sports clubs historically decline in the early part of the year with positive recovery in the later part of the year and throughout the holiday season. Although we did see a typical trend of declining membership for the first two quarters of 2006, it was lower than our decline for the first two quarters of 2005. This trend, coupled with an annual price increase that generally occurs at the beginning of the year, resulted in a 3% overall increase in membership dues.

Food and beverage operations increased primarily due to more successful efforts in pre-booking private events resulting in a 5% increase in private party revenues. During the first two quarters of 2006, cost of sales, payroll and other costs associated with the private events were well controlled resulting in a positive profit margin in overall food and beverage operations comparing 2005 to 2006.

Depreciation and amortization increased from $4.0 million in 2005 to $4.1 million in 2006.

Discontinued Operations. The periods ended June 14, 2005 and June 13, 2006 include one property divested in 2006 and one property currently held for sale in discontinued operations.

Other Operations and Services – Continuing Operations

Other operations and services consist primarily of real estate operations and corporate services. Revenues primarily consist of fees we receive from third-party developers based on a percentage of their real estate sales. Revenues decreased from $5.4 million in 2005 to $4.4 million in 2006 primarily due to decreased lot sales in 2006.

Operating loss from other operations and services increased from $23.8 million in 2005 to $31.4 million in 2006 primarily due to the following: (a) recognition of approximately $1.5 million in compensation expense related to the expensing of stock options, (b) an increase in payroll and payroll related costs, (c) an increase in medical claims mainly due to an industry-wide increase in healthcare costs as well as increased enrollment and (d) decreased lot sales in 2006. The results in 2005 also include a rebate of previously incurred costs of approximately $0.5 million.

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

Liquidity and Capital Resources

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain our core properties, fund expansions at our current properties, and be poised for external growth in the marketplace. During the last few years, our focus has been on strengthening our cash position and refinancing and reducing our debt in order to support these goals. Our cash position decreased to $158 million as of June 13, 2006 compared to $189 million as of December 27, 2005. The primary reason for the reduction was the paydown of $32 million related to a refinancing of a portion of our debt with Pacific Life. Our debt has been paid down to $632 million as of June 13, 2006 representing payments of approximately $42 million since December 27, 2005. Subsequent to June 13, 2006, we have made scheduled debt payments on maturing debt of nearly $20 million.

Historically, we have financed our operations and cash needs primarily through cash flows from operations, debt and, to a lesser extent, proceeds from divestitures. We anticipate using cash flow from operations in 2006 principally to fund planned capital replacement expenditures, repay debt and build cash reserves. We expect to use cash flow from operations in 2006 to grow and expand our business through a combination of improvements and expansions of existing facilities, on which we have spent approximately $45 million year-to-date. Based on our current projections, we believe our current assets and cash flow from operations are sufficient to meet our anticipated working capital and operating needs for the next twelve months as well as support our anticipated capital expenditures.

Debt

In early 2006, we amended a loan agreement with Pacific Life representing approximately $37 million of debt maturing in 2006 and established a secured $50 million line of credit which will mature in 2010. As a result, we paid down approximately $32 million and transferred the remaining $5 million as an initial draw on the line of credit which remains outstanding as of June 13, 2006.

Under the provisions of certain of our debt agreements with Textron Financial Corporation (“Textron”), we are required to maintain debt service coverage ratios at both the portfolio and individual property level. Certain of these individual loans have cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of June 13, 2006, the debt service coverage ratio was below the minimum level for four individual properties participating in the loan, thereby causing the entire loan ($52 million in principal amount) to be in technical default. We have cured the noncompliance by obtaining letters of credit totaling $4.0 million.

Cash and Cash Flow

Our cash flow from operations was $53 million for the twenty-four weeks ended June 13, 2006, a decrease of $7 million compared to 2005. The 2005 cash flow from operations included cash deposits received in preparation for the 2005 U.S. Open.

We utilize cash to fund operations, maintain our properties, pay down our debt and related interest, and, to a limited extent, buy back company stock. In 2006, we have reduced our debt by nearly $42 million while only decreasing our cash and cash equivalents by $31 million. For 2006, we are considering additional investments in improving and expanding our existing properties or acquiring new properties.

Capital Spending

The nature of our business requires us to invest a significant amount of capital in our existing properties to maintain them. For the twenty-four weeks ended June 13, 2006, we have expended approximately $35 million in maintenance capital, and we anticipate spending an additional $34 million for the remainder of fiscal 2006.

In addition to maintaining our properties, we also spend discretionary capital to expand or improve existing properties and to enter into new business opportunities. Capital expansion funding totaled approximately $10 million for the twelve weeks ended June 13, 2006, and we anticipate spending an additional $30 million for the remainder of fiscal 2006 for expansion and improvement projects on clubs and resorts we feel have a high potential for return on investment.

Risks

We believe that we have sufficient and stable funds to allow us to operate our business for the next twelve months as well as evaluate growth opportunities during 2006 and beyond. However, the occurrence of any of the following events might limit our ability to fund operations or provide adequate capital funding:

•	Lack of compliance with debt covenants – currently our defaults on the Textron note are covered by letters of credit. However, should operations cause adverse results at one or a group of properties, we could be put in a position of having to pay down debt or secure additional financing.

•	Exercise of the limited put right by our ESOP – As a means of providing liquidity to the trustees of the Amended Plan, we have provided the trustees a limited put right (the “Redemption Right”) to cause us to redeem Common Stock, held in trust on behalf of the Amended Plan, at the most recent appraised fair market value as necessary, in the event the trust does not have adequate resources, to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the Amended Plan. With the exception of the possible sale of the company, which is currently being explored, we do not expect that the Redemption Right will be exercised to a significant extent in 2006, but if it is, we could be required to repurchase shares of Common Stock.

•	Amendment to Omnibus Stock Plan – Effective June 26, 2006, we amended our stock option plan to include a change in control provision if the company is sold as part of our current negotiations. All outstanding options will become 100% vested upon closing and cash will be paid for the in-the-money value of the options. This provision is only effective if a sale occurs as a result of our current negotiations. The aggregate intrinsic value of our outstanding options as of June 13, 2006 was approximately $25 million (See Note 2 of the Notes to Condensed Consolidated Financial Statements).

•	Exercise of certain rights by our third party investor – During 1999, we sold 9,375,000 shares of common stock and warrants to acquire 1,012,500 shares of common stock to The Cypress Group. Beginning in December 2004, we are obligated under certain defined conditions to offer to repurchase a portion of their outstanding shares if we are below a defined leverage ratio. This calculation is performed annually on December 1st. Based on the 2005 calculation, we were above the stated leverage ratio and were not required to offer to repurchase any shares. If our actual future operating results differ materially from expectations, we could fall below the leverage ratio at the next annual calculation date and would be required to offer to repurchase a portion of their shares of Common Stock. We do not anticipate this occurring in 2006.

•	Natural disaster or catastrophic events – Events out of our control could cause significant operational implications and/or an inability to obtain financing.

With the exception of the possible sale of the company, which is currently being explored, we do not anticipate any of the above situations occurring. Additionally, these risks are somewhat mitigated due to the fact that a significant portion of our capital expansions and new growth spending is discretionary. However, we cannot assure you that these events will not occur.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

During the twenty-four weeks ended June 13, 2006, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Annual Report on Form 10-K for the year ended December 27, 2005. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments” in the Form 10-K for the year ended December 27, 2005 for a detailed discussion.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the twelve weeks ended June 13, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits

(a) Exhibits

10.31	– First Amendment to the ClubCorp, Inc. Omnibus Stock Plan

10.32	– Second Amendment to the ClubCorp, Inc. Omnibus Stock Plan

31.1	– Certification by John A. Beckert pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	– Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	– Certification by John A. Beckert pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	– Certification by Jeffrey P. Mayer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClubCorp, Inc.

Date: July 27, 2006	By:	/s/Jeffrey P. Mayer
Jeffrey P. Mayer
Chief Financial Officer