Form 10-Q
period 2006-09-05
CLUBCORP INC
filed 2006-10-19
CIK 929455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 5, 2006

or

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

The number of shares of the registrant’s common stock outstanding as of October 3, 2006 was 92,791,912.

CLUBCORP, INC.

ClubCorp, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	December 27, 2005	September 5, 2006
Assets
Current assets:
Cash and cash equivalents	$188,675	$138,487
Restricted cash	21,650	23,650
Membership and other receivables, net	72,616	82,083
Inventories	19,106	20,518
Assets held for sale	6,935	29,532
Prepaid expenses and other assets	22,126	21,203

Total current assets	331,108	315,473

Property and equipment, net	1,124,761	1,115,718
Notes receivable	33,256	27,956
Other assets	58,582	54,282

Total assets	$1,547,707	$1,513,429

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$87,274	$76,597
Long-term debt - current portion	75,604	29,208
Membership deposits - current portion	18,341	19,358
Liabilities held for sale	3,264	9,151
Other liabilities	117,661	139,984

Total current liabilities	302,144	274,298
Long-term debt, net of current portion	596,014	581,338
Other liabilities	128,385	121,721
Membership deposits, net of current portion	151,273	159,830

Total liabilities	1,177,816	1,137,187

Redemption value of common stock held by benefit plan	53,026	56,682
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized, 99,594,408 issued, 92,821,459 and 92,791,912 outstanding at December 27, 2005 and September 5, 2006, respectively	996	996
Additional paid-in capital	161,672	164,088
Accumulated other comprehensive loss	(7,895)	(7,078)
Retained earnings	233,490	233,403
Treasury stock, 6,772,949 and 6,802,496 shares at December 27, 2005 and September 5, 2006, respectively	(71,398)	(71,849)

Total stockholders’ equity	316,865	319,560

Total liabilities and stockholders’ equity	$1,547,707	$1,513,429

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 6, 2005	September 5, 2006	September 6, 2005	September 5, 2006
Continuing Operations:
Operating revenues	$270,108	$232,749	$707,337	$677,777

Operating costs and expenses	203,891	175,860	535,830	515,168
Depreciation and amortization	19,102	19,635	57,031	58,558
Selling, general and administrative expenses	15,658	19,143	49,070	56,348
Loss on disposals and impairment of assets	901	843	2,252	2,726

Operating income from continuing operations	30,556	17,268	63,154	44,977
Interest and investment income	906	1,993	2,525	5,289
Interest expense	(13,763)	(13,479)	(41,712)	(40,743)

Income from continuing operations before income taxes and minority interest	17,699	5,782	23,967	9,523

Income tax provision	(314)	(623)	(2,779)	(1,382)
Minority interest	(329)	(115)	(543)	(215)

Income from continuing operations	17,056	5,044	20,645	7,926

Discontinued operations:
Loss from discontinued operations before income taxes	(235)	(286)	(2,149)	(4,200)
Income tax provision	(36)	(87)	(122)	(157)

Loss from discontinued operations	(271)	(373)	(2,271)	(4,357)

Net income	$16,785	$4,671	$18,374	$3,569

Basic earnings (loss) per share from:
Continuing operations	$0.18	$0.05	$0.22	$0.09
Discontinued operations	0.00	0.00	(0.02)	(0.05)

Basic earnings per share	$0.18	$0.05	$0.20	$0.04

Diluted earnings (loss) per share from:
Continuing operations	$0.18	$0.05	$0.22	$0.08
Discontinued operations	0.00	0.00	(0.03)	(0.04)

Diluted earnings per share	$0.18	$0.05	$0.19	$0.04

See accompanying notes to condensed consolidated financial statements.

ClubCorp, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirty-six Weeks Ended
	September 6, 2005	September 5, 2006
Cash flows from operating activities:
Net income	$18,374	$3,569
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	58,294	58,898
Loss on disposals and impairment of assets	1,623	5,123
Stock-based compensation expense	—	2,403
Amortization of discount on membership deposits	8,933	9,669
Net change in real estate held for sale	2,099	847
Net change in membership and other receivables, net	(9,875)	(8,769)
Net change in prepaid expenses	4,275	(1,124)
Net change in accounts payable and accrued liabilities	(6,591)	(9,325)
Net change in deferred income and other liabilities	(14,653)	7,975
Net change in deferred membership revenues	11,087	13,279
Net change in deferred income taxes	—	(360)
Other	8,499	4,955

Cash flows from operating activities	82,065	87,140

Cash flows from investing activities:
Additions to property and equipment	(46,906)	(71,907)
Acquisition of facilities	(1,974)	—
Development of real estate held for sale	(5,981)	(55)
Net change in notes receivable	7,949	4,652
Net change in restricted cash	7,092	(2,000)
Other	436	71

Cash flows from investing activities	(39,384)	(69,239)

Cash flows from financing activities:
Repayments of long-term debt	(41,801)	(67,640)
Net change in membership deposits	600	2
Treasury stock transactions	(3,301)	(451)

Cash flows from financing activities	(44,502)	(68,089)

Net change in cash and cash equivalents	(1,821)	(50,188)
Cash and cash equivalents at beginning of period	96,180	188,675

Cash and cash equivalents at end of period	$94,359	$138,487

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

In our opinion, the accompanying Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the consolidated financial position of ClubCorp as of December 27, 2005 and September 5, 2006, and the consolidated results of operations for the twelve weeks and thirty-six weeks ended September 6, 2005 and September 5, 2006, and the cash flows for the thirty-six weeks ended September 6, 2005 and September 5, 2006. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

Cash and cash equivalents

For purposes of the Condensed Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand and interest bearing deposits in financial institutions, all of which have maturities of 90 days or less.

Restricted Cash

We had $21.7 million and $23.7 million of restricted cash at December 27, 2005 and September 5, 2006, respectively. The balance at September 5, 2006 is comprised of $19.0 million in collateral related to insurance policies and $4.7 million in collateral related to letters of credit in connection with debt covenants. The letters of credit have one-year terms and, therefore, the related restricted cash is included in current assets.

Recent Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We have evaluated the new statement and have determined that it will not impact our financial results.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not impact our financial results.

In July 2006, the FASB issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact, if any, of the adoption of FIN 48 on our financial statements.

ClubCorp, Inc.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

In September 2006, the FASB adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact of the adoption of SFAS No. 158 on our financial statements.

Reclassifications

Certain amounts previously reported have been reclassified to conform to current period presentation.

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

Effective December 28, 2005, we adopted SFAS No. 123(R), “Share-based Payment”, using the modified-prospective method, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for the twelve weeks and thirty-six weeks ended September 5, 2006 includes expense, recognized over the applicable vesting periods for all new options granted and options granted prior to, but unvested, as of December 28, 2005. In accordance with the modified prospective method of adoption, results for prior periods have not been restated.

We granted options to purchase 671,410 and 655,600 shares of common stock during the thirty-six weeks ended September 6, 2005 and September 5, 2006, respectively. There were no options to purchase shares of common stock granted during the twelve weeks ended September 6, 2005 or during the twelve weeks ended September 5, 2006.

Effective June 26, 2006, we amended our stock option plan to include a change in control provision if the company is sold in connection with our current agreement and plan of merger. All outstanding options will become 100% vested upon closing and cash will be paid for the in-the-money value of these options. This provision is only effective if a sale occurs in connection with our current agreement and plan of merger. No expense has been recorded for this contingency.

ClubCorp, Inc.

The following summarizes compensation cost for the option plans based on the grant date fair value of the options consistent with the methodology prescribed by SFAS No. 123(R) (dollars in thousands, except per share amounts):

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 6, 2005	September 5, 2006	September 6, 2005	September 5, 2006
Net income as reported	$16,785	$4,671	$18,374	$3,569
Add: Total stock-based compensation expense included in reported net income, net of taxes	—	585	—	1,562
Less: Total stock-based compensation expense determined under fair value method, net of taxes	(705)	(585)	(2,727)	(1,562)

Pro forma net earnings	$16,080	$4,671	$15,647	$3,569

Basic earnings per share - Reported	$0.18	$0.05	$0.20	$0.04

Basic earnings per share - Pro Forma	$0.17	$0.05	$0.17	$0.04

Diluted earnings per share - Reported	$0.18	$0.05	$0.19	$0.04

Diluted earnings per share - Pro Forma	$0.17	$0.05	$0.17	$0.04

In accordance with the requirements of SFAS 123, the fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following assumptions for the 2005 and 2006 grants: risk-free weighted average interest rates of 4.0% and 5.0% respectively, an expected volatility of 40%, an expected life of seven years, which includes a 3% forfeiture rate, and zero dividend yield. The summary of the status of the options outstanding for the year-ended December 27, 2005 and the changes during the thirty-six weeks ended September 5, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Summary of Option Activity:
Outstanding at December 27, 2005	7,652,493	$10.51

Granted	655,600	$13.80
Forfeited	(193,562)	$10.46
Exercised	(13,228)	$11.48

Outstanding at September 5, 2006	8,101,303	$10.77	5.8	$24,547

Exercisable at September 5, 2006	5,414,263	$10.32	4.6	$18,842

The weighted average grant date fair value of options granted during the year ended December 27, 2005 and the thirty-six weeks ended September 5, 2006 was $6.18 and $7.02, respectively.

ClubCorp, Inc.

A summary of the status of nonvested options as of December 27, 2005 and changes during the thirty-six weeks ended September 5, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Summary of Nonvested Option Activity:
Nonvested at December 27, 2005	2,623,000	$6.09

Granted	655,600	$7.02
Forfeited	(25,734)	$6.56
Vested	(565,826)	$6.39

Nonvested at September 5, 2006	2,687,040	$6.25

As of September 5, 2006, there was $9.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares vested during the thirty-six weeks ended September 5, 2006 was $7.8 million.

Note 3. Operating revenues

We recognized revenues from the following sources (dollars in thousands):

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 6, 2005	September 5, 2006	September 6, 2005	September 5, 2006
Revenues from continuing operations:
Membership dues	$76,866	$81,155	$230,737	$241,467
Food and beverage revenues	59,923	61,538	178,881	186,478
Golf operations revenues (1)	74,908	43,905	154,690	121,678
Lodging revenues	15,815	16,102	41,402	43,263
Membership fees and deposits	8,008	7,219	24,053	22,294
Other revenues (2)	34,588	22,830	77,574	62,597

Total operating revenues from continuing operations	$270,108	$232,749	$707,337	$677,777

Revenues from discontinued operations:
Membership dues	$1,793	$1,039	$5,437	$3,501
Food and beverage revenues	1,370	889	4,108	2,715
Golf operations revenues	2,493	1,208	7,184	3,325
Membership fees and deposits	312	341	928	1,013
Other revenues	686	558	2,038	1,694

Total operating revenues from discontinued operations	$6,654	$4,035	$19,695	$12,248

Total operating revenues	$276,762	$236,784	$727,032	$690,025

(1)	The amounts include the impact of ticket sales, rental of corporate hospitality tents and concessions of approximately $30.7 million and $36.0 million related to the 2005 U.S. Open for the twelve and thirty-six weeks ended September 6, 2005, respectively.
(2)	The twelve weeks and thirty-six weeks ended September 6, 2005 include the impact of merchandise sales of approximately $10.3 million and $14.5 million related to the 2005 U.S. Open, respectively.

ClubCorp, Inc.

Note 4. Income tax provision

The income tax provision for the twelve weeks and thirty-six weeks ended September 6, 2005 and September 5, 2006 differs from amounts computed by applying the U.S. Federal tax rate of 35% to income (loss) from operations before income taxes and minority interest primarily due to foreign and state income taxes, net of Federal provision, and the effect of consolidated operations of foreign and other entities not consolidated for Federal income tax purposes. Based on our estimate for the year, we recorded to current taxes payable an estimated income tax provision of $0.4 million related to Federal income taxes for the thirty-six weeks ended September 5, 2006.

Note 5. Weighted average shares

The following table summarizes the weighted average number of shares used to calculate basic and diluted income per share:

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 6, 2005	September 5, 2006	September 6, 2005	September 5, 2006
Weighted average shares outstanding	93,115,990	92,803,780	93,248,170	92,814,597
Incremental shares from assumed conversion of options	1,317,071	1,613,355	1,317,071	1,512,941

Diluted weighted average shares	94,433,061	94,417,135	94,565,241	94,327,538

Note 6. Property and equipment

Property and equipment consists of the following (dollars in thousands):

	December 27, 2005	September 5, 2006
Land and land improvements	$738,558	$728,627
Buildings and recreational facilities	509,211	520,095
Leasehold improvements	118,044	118,629
Furniture and fixtures	142,629	147,913
Machinery and equipment	313,279	321,280
Construction in progress	21,413	40,785

	1,843,134	1,877,329
Accumulated depreciation and amortization	(718,373)	(761,611)

	$1,124,761	$1,115,718

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

As of December 27, 2005 and September 5, 2006, we had one and five properties classified as held for sale, respectively. The balance sheet amounts related to the properties were reclassified to Other Current Assets and Other Current Liabilities on the Condensed Consolidated Balance Sheets and were comprised of the following (dollars in thousands):

	December 27, 2005	September 5, 2006
Membership and other receivables, net	$273	$976
Inventories	69	340
Other current assets	13	2,046
Property and equipment, net	6,538	25,306
Other assets	42	864

Total assets	$6,935	$29,532

Accounts payable and accrued liabilities	$113	$1,442
Other current liabilities	144	4,457
Long-term debt	2,811	—
Other liabilities	196	3,252

Total liabilities	$3,264	$9,151

The properties were reclassified to discontinued operations on the Condensed Consolidated Statements of Operations for all periods presented. See Note 10 for detail of the Statement of Operations impact of discontinued operations by segment and in total.

There was $0.8 million recorded for impairment of assets during the thirty-six weeks ended September 6, 2005, none of which was recorded during the twelve weeks ended September 6, 2005. We recorded no impairment for the twelve weeks ended September 5, 2006. We recorded $3.0 million for impairment of assets held for sale in loss from discontinued operations before income taxes on the Condensed Consolidated Statement of Operations for the thirty-six weeks ended September 5, 2006.

Note 8. Comprehensive Income

The following summarizes the components of comprehensive income (dollars in thousands):

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 6, 2005	September 5, 2006	September 6, 2005	September 5, 2006
Net income	$16,785	$4,671	$18,374	$3,569
Foreign currency translation adjustment	887	334	1,253	817

Total comprehensive income	$17,672	$5,005	$19,627	$4,386

ClubCorp, Inc.

Note 9. Long term debt

Under the provisions of certain of our debt agreements with Textron Financial Corporation (“Textron”), we are required to maintain debt service coverage ratios at both the portfolio and individual property level. Certain of these individual loans have cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of September 5, 2006, the debt service coverage ratio was below the minimum level for three individual properties participating in the loan, thereby causing the entire loan ($52 million in principal amount) to be in technical default. Subsequent to September 5, 2006, we cured the noncompliance by obtaining letters of credit totaling $4.7 million.

In early 2006, we amended a loan agreement with Pacific Life representing approximately $37 million of debt maturing in 2006 and established a secured $50 million line of credit which will mature in 2010. As a result, we paid down approximately $32 million and transferred the remaining $5 million as an initial draw on the line of credit which remains outstanding as of September 5, 2006.

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

ClubCorp, Inc.

Financial information for the segments is as follows (dollars in thousands):

	Continuing Operations
	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 6, 2005	September 5, 2006	September 6, 2005	September 5, 2006
Operating revenues
Country club and golf facilities	$124,622	$128,015	$353,780	$366,858
Resorts (1)	95,569	54,902	199,417	154,856
Business and sports clubs	44,767	46,206	143,633	148,039
Other operations and services	5,150	3,626	10,507	8,024

Total operating revenues	$270,108	$232,749	$707,337	$677,777

EBITDA
Country club and golf facilities	$28,422	$29,242	$86,842	$86,533
Resorts (1)	27,377	13,992	48,163	38,335
Business and sports clubs	5,229	6,565	21,651	24,805

Reportable segment EBITDA	$61,028	$49,799	$156,656	$149,673

Reconciliation to income before income taxes and minority interest:
Reportable segment EBITDA	61,028	$49,799	$156,656	$149,673
Other operations and services operating revenues	5,150	3,626	10,507	8,024
Other operations and services operating costs and expenses	(15,619)	(15,679)	(44,726)	(51,436)
Depreciation and amortization	(19,102)	(19,635)	(57,031)	(58,558)
Loss on disposals and impairment of assets	(901)	(843)	(2,252)	(2,726)
Interest and investment income	906	1,993	2,525	5,289
Interest expense	(13,763)	(13,479)	(41,712)	(40,743)

Income from operations before income taxes and minority interest	$17,699	$5,782	$23,967	$9,523

(1)	The twelve weeks and thirty-six weeks ended September 6, 2005 include the impact of ticket sales, rental of corporate hospitality tents, concessions, and merchandise sales of approximately $41.0 million and $50.5 million, respectively, related to the 2005 U.S. Open. This resulted in an increase of approximately $13.8 million and $14.0 million in EBITDA for the twelve weeks and thirty-six weeks ended September 6, 2005, respectively.

ClubCorp, Inc.

	Discontinued Operations
	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 6, 2005	September 5, 2006	September 6, 2005	September 5, 2006
Operating revenues
Country club and golf facilities	$5,043	$2,893	$14,600	$8,136
Resorts	—	—	—	—
Business and sports clubs	1,611	1,142	5,095	4,112
Other operations and services	—	—	—	—

Total operating revenues	$6,654	$4,035	$19,695	$12,248

EBITDA
Country club and golf facilities	$31	$115	$(387)	$(209)
Resorts	—	—	—	—
Business and sports clubs	198	159	666	538

Reportable segment EBITDA	$229	$274	$279	$329

Reconciliation to loss before income taxes and minority interest:
Reportable segment EBITDA	$229	$274	$279	$329
Other operations and services operating revenues	—	—	—	—
Other operations and services operating costs and expenses	(236)	(177)	(700)	(523)
Depreciation and amortization	(387)	—	(1,263)	(340)
Gain (loss) on disposals and impairment of assets (1)	569	4	629	(2,397)
Interest and investment income	21	14	61	47
Interest expense	(431)	(401)	(1,155)	(1,316)

Loss from operations before income taxes and minority interest	$(235)	$(286)	$(2,149)	$(4,200)

(1)	The thirty-six weeks ended September 5, 2006 amounts include an impairment of $3.0 million related to held for sale properties. There was no impairment recorded during the twelve weeks ended September 5, 2006.

ClubCorp, Inc.

	Total Company
	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 6, 2005	September 5, 2006	September 6, 2005	September 5, 2006
Operating revenues
Country club and golf facilities	$129,665	$130,908	$368,380	$374,994
Resorts (1)	95,569	54,902	199,417	154,856
Business and sports clubs	46,378	47,348	148,728	152,151
Other operations and services	5,150	3,626	10,507	8,024

Total operating revenues	$276,762	$236,784	$727,032	$690,025

EBITDA
Country club and golf facilities	$28,453	$29,357	$86,455	$86,324
Resorts (1)	27,377	13,992	48,163	38,335
Business and sports clubs	5,427	6,724	22,317	25,343

Reportable segment EBITDA	$61,257	$50,073	$156,935	$150,002

Reconciliation to income before income taxes and minority interest:
Reportable segment EBITDA	$61,257	$50,073	$156,935	$150,002
Other operations and services operating revenues	5,150	3,626	10,507	8,024
Other operations and services operating costs and expenses	(15,855)	(15,856)	(45,426)	(51,959)
Depreciation and amortization	(19,489)	(19,635)	(58,294)	(58,898)
Loss on disposals and impairment of assets (2)	(332)	(839)	(1,623)	(5,123)
Interest and investment income	927	2,007	2,586	5,336
Interest expense	(14,194)	(13,880)	(42,867)	(42,059)

Income from operations before income taxes and minority interest	$17,464	$5,496	$21,818	$5,323

(1)	The twelve weeks and thirty-six weeks ended September 6, 2005 include the impact of ticket sales, rental of corporate hospitality tents, concessions, and merchandise sales of approximately $41.0 million and $50.5 million, respectively, related to the 2005 U.S. Open. This resulted in an increase of approximately $13.8 million and $14.0 million in EBITDA for the twelve weeks and thirty-six weeks ended September 6, 2005, respectively.
(2)	The thirty-six weeks ended September 5, 2006 amounts include an impairment of $3.0 million related to held for sale properties. There was no impairment recorded during the twelve weeks ended September 5, 2006.

ClubCorp, Inc.

Note11. Subsequent Events

On October 10, 2006, the Company announced that it entered into an Agreement and Plan of Merger, or Merger Agreement, with Fillmore CCA Holdings, Inc., a Delaware corporation, and ClubCorp Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Fillmore CCA Holdings. Fillmore CCA Holdings is owned by affiliates of KSL Capital Partners. Consummation of the merger is not subject to a financing condition, but is subject to various closing conditions, including, among others, the sale of The Pinehurst Resort and Country Club described below, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and any other antitrust laws, and approval of the stockholders of the Company, including the approval of a majority of the minority stockholders of the Company. The Company expects the merger to be consummated on or prior to December 26, 2006.

In addition, pursuant to an Interest Purchase Agreement, dated September 12, 2006, as amended by that certain Amendment to Interest Purchase Agreement, dated October 9, 2006, or the Purchase Agreement, by and among the Company, Putterboy, Ltd., a Texas limited partnership, or Putterboy, and The Pinehurst Company, a Delaware corporation, the Company agreed to sell all of the outstanding equity interests of Pinehurst, Inc., a North Carolina corporation, Pinehurst Championship Management, Inc., a North Carolina corporation, Pinehurst Country Club, Inc., a North Carolina corporation, ClubCorp Realty East, Inc., a North Carolina corporation, PCC Realty Corp., a North Carolina corporation, Pinehurst Acquisition Corp., a North Carolina corporation, Pinehurst Realty Corp., a Nevada corporation and Pinehurst No. VII, Inc., a North Carolina corporation, or collectively, the Pinehurst Entities. Putterboy is an affiliate of each of Robert H. Dedman, Jr., the Company’s Chairman of the Board, Nancy M. Dedman, a director of the Company, and Patricia Dedman Dietz, a director of the Company. Collectively, Robert H. Dedman, Jr., Nancy M. Dedman and Patricia Dedman Deitz and their affiliates and associates beneficially own approximately 70% of the Company’s outstanding common stock. In addition to being conditioned on the consummation of the Merger, the sale of the Pinehurst Entities is subject to the approval of the stockholders of the Company and the satisfaction of other closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ClubCorp, Inc. (referred to as ClubCorp®, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, owns and operates premier golf and business clubs and destination golf resorts. As of September 5, 2006, we operated 97 country clubs, golf clubs and public golf facilities, four destination golf resorts and 64 business, sports and business/sports clubs in 27 states, Washington D.C. and three foreign countries. Marquee resorts and clubs in our portfolio include Pinehurst® Resort and Country Club in Pinehurst, North Carolina, The Homestead® Resort in Hot Springs, Virginia, Barton Creek Resort and Country Club in Austin, Texas, Firestone® Country Club in Akron, Ohio, Mission Hills® Country Club near Palm Springs, California, and The City Club on Bunker Hill in Los Angeles, California. Golf Digest, Golf Travel and other golf industry publications have consistently ranked several of our approximately 150 golf courses and destination golf resorts among the best in the United States.

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

Our consolidated financial statements are presented on a 52/53 week fiscal year ending on the last Tuesday of December, with the first three quarters consisting of 12 weeks each and the fourth quarter consisting of 16 or 17 weeks. The following discussion of our financial condition and results of operations for the twelve and thirty-six weeks ended September 6, 2005 and September 5, 2006 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 27, 2005, as filed with the Securities and Exchange Commission.

Recent Developments

On October 10, 2006, the Company announced that it entered into an Agreement and Plan of Merger, or Merger Agreement, with Fillmore CCA Holdings, Inc., a Delaware corporation, and ClubCorp Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Fillmore CCA Holdings. Fillmore CCA Holdings is owned by affiliates of KSL Capital Partners. Consummation of the merger is not subject to a financing condition, but is subject to various closing conditions, including, among others, the sale of The Pinehurst Resort and Country Club described below, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and any other antitrust laws, and approval of the stockholders of the Company, including the approval of a majority of the minority stockholders of the Company. The Company expects the merger to be consummated on or prior to December 26, 2006.

In addition, pursuant to an Interest Purchase Agreement, dated September 12, 2006, as amended by that certain Amendment to Interest Purchase Agreement, dated October 9, 2006, or the Purchase Agreement, by and among the Company, Putterboy, Ltd., a Texas limited partnership, or Putterboy, and The Pinehurst Company, a Delaware corporation, the Company agreed to sell all of the outstanding equity interests of Pinehurst, Inc., a North Carolina corporation, Pinehurst Championship Management, Inc., a North Carolina corporation, Pinehurst Country Club, Inc., a North Carolina corporation, ClubCorp Realty East, Inc., a North Carolina corporation, PCC Realty Corp., a North Carolina corporation, Pinehurst Acquisition Corp., a North

Carolina corporation, Pinehurst Realty Corp., a Nevada corporation and Pinehurst No. VII, Inc., a North Carolina corporation, or collectively, the Pinehurst Entities. Putterboy is an affiliate of each of Robert H. Dedman, Jr., the Company’s Chairman of the Board, Nancy M. Dedman, a director of the Company, and Patricia Dedman Dietz, a director of the Company. Collectively, Robert H. Dedman, Jr., Nancy M. Dedman and Patricia Dedman Deitz and their affiliates and associates beneficially own approximately 70% of the Company’s outstanding common stock. In addition to being conditioned on the consummation of the Merger, the sale of the Pinehurst Entities is subject to the approval of the stockholders of the Company and the satisfaction of other closing conditions.

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

12 Weeks Ended September 6, 2005 Compared to 12 Weeks Ended September 5, 2006

Consolidated Operations – Continuing Operations

Results of operations in 2005 include a substantial portion of the revenues and expenses related to hosting the 2005 U.S. Open. The U.S. Open week was seven days long with the last five days falling in our third quarter. Excluding the impact of the U.S. Open, operating revenues increased in all three operating segments – country club and golf facilities, resorts and business and sports clubs – finishing the twelve weeks ended September 5, 2006 at a consolidated total of $233.0 million. The following narrative discussion excludes the impact of the 2005 U.S. Open from the twelve weeks ended September 6, 2005, unless otherwise indicated. Country club and golf facilities operating revenue increased 3% primarily due to increases in dues income. Resorts operating revenue increased slightly with increases in food and beverage and lodging revenues at The Homestead offset by decreased retail revenues at Pinehurst. Business and sports clubs operating revenue increased 3% primarily due to increased dues income and private party food and beverage revenue.

Operating costs and expenses for all segments increased primarily as a result of inflation. In addition to these expected increases, resorts operating costs and expenses decreased due to lower retail sales at Pinehurst. Country club and golf facilities operating costs and expenses increased due to increases in golf course maintenance costs. Business and sports clubs operating costs and expenses were consistent with prior year. Utilities costs increased by 6% for all three operating segments due primarily to higher prices.

Operating income improved in the country club and golf facilities and business and sports clubs segments and decreased slightly in the resorts segment. Country club and golf facilities reflected improved margins primarily due to controlling payroll and payroll related costs. Business and sports clubs had increased volume and improved margins due to lower payroll and payroll related as well as cost of sales. Resorts had a slight improvement in food and beverage margins offset by increased costs for golf course maintenance primarily related to payroll and payroll related costs.

Consolidated Operations - Discontinued Operations

The periods ended September 6, 2005 and September 5, 2006 include two properties divested in 2005, three properties divested in 2006 and five properties currently held for sale in discontinued operations. Operating revenues for these properties decreased from $6.7 million in 2005 to $4.0 million in 2006. Net loss from these properties increased $0.1 million. In accordance with SFAS 144, depreciation expense is not recorded beginning with the quarter a property is classified as held for sale.

Segment and Other Information – 12 Weeks

Country Club and Golf Facilities

The following tables present certain summary financial information for our country club and golf facilities segment for the twelve weeks ended September 6, 2005 and September 5, 2006 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2005	2006	2005	2006
Number of facilities at end of period in continuing operations	90	90	93	93
Operating revenues	$117,693	$120,876	$118,637	$122,753
Recognition of membership fees and deposits	5,959	5,236	5,985	5,262

Total operating revenues	$123,652	$126,112	$124,622	$128,015

Operating costs and expenses (1)	95,575	97,493	96,200	98,773

Segment EBITDA from continuing operations (1)	$28,077	$28,619	$28,422	$29,242

Segment EBITDA from discontinued operations (1)	$49	$340	$31	$115

Total Segment EBITDA (1)	$28,126	$28,959	$28,453	$29,357

(1)	Excludes intercompany consulting and support fees of $6.1 million and $6.5 million for Same Store and $6.2 million and $6.7 million for Total in the twelve weeks ended September 6, 2005 and September 5, 2006, respectively.

Continuing Operations. Total operating revenues and EBITDA increased for same store country club and golf facilities primarily due to increased membership dues and food and beverage revenues.

Membership trends for golf and country clubs historically decline in colder months of the year with positive recovery in the spring as weather becomes more favorable for golf. During 2006, our membership had a positive recovery at a rate that was slightly higher than in 2005. This trend, coupled with an annual price increase that generally occurs at the beginning of the year, resulted in a 5% overall increase in membership dues.

Golf operations revenues decreased slightly comparing 2006 to 2005. Golf course maintenance expenses increased primarily due to inflation as well as higher oil and gas costs resulting in overall decreased net profit from golf operations in the current year. Our annual dues price increases, in part, are designed to cover these increased maintenance costs.

Food and beverage revenues increased as a result of increased a la carte spending as well as private party events primarily due to better economic conditions. An increase in a la carte covers partially offset by a decreased check average for the quarter resulted in a 2% increase in a la carte revenues. In addition, efforts to pre-book private parties were more successful. The outcome was an increase in the number of events held in 2006. Cost of sales and payroll and related expenses were slightly higher than the prior year quarter resulting in a decreased net profit in food and beverage operations.

Depreciation and amortization increased from $11.4 million in 2005 to $12.0 million in 2006 due to additions during the previous year.

Discontinued Operations. The periods ended September 6, 2005 and September 5, 2006 include two properties divested in 2005, two managed properties divested in 2006 and four properties currently held for sale in discontinued operations.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for the twelve weeks ended September 6, 2005 and September 5, 2006 (dollars in thousands, except lodging data):

	Same Store Resorts		Total Resorts
	2005	2006	2005	2006
Number of facilities at end of period in continuing operations (1)	3	3	3	4
Operating revenues	$94,207	$53,383	$94,207	$53,671
Recognition of membership fees and deposits	1,362	1,231	1,362	1,231

Total operating revenues	$95,569	$54,614	$95,569	$54,902

Operating costs and expenses (2)	68,192	40,910	68,192	40,910

Segment EBITDA from continuing operations (2)	$27,377	$13,704	$27,377	$13,992

Segment EBITDA from discontinued operations	$—	$—	$—	$—

Total Segment EBITDA (2)	$27,377	$13,704	$27,377	$13,992

Lodging data (3 resorts) (1)
Room nights available	99,204	99,204
Room nights sold	67,231	65,664
Paid occupancy rate	67.8%	66.2%
Average daily rate (3)	$186	$192
Revenue per occupied room (4)	$732	$747

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. In the first quarter of 2006, we signed an agreement to manage Ocean Edge Resort and Golf Club on Cape Cod. Management fee revenue for the twelve weeks ended September 5, 2006 is included in Total Resorts operating revenues.
(2)	Excludes intercompany consulting and support fees of $1.3 million for Same Store and Total in the twelve weeks ended September 6, 2005 and September 5, 2006, respectively.
(3)	Average daily rate is based on the average room rate per day for the quarter-to-date.
(4)	Revenue per occupied room is based on total operating revenues excluding membership dues, recognition of member initiation fees and net managed rooms commissions.

Results of operations in 2005 include a portion of the revenues and expenses related to hosting the 2005 U.S. Open. The U.S. Open week was seven days long with two of the days falling in our second quarter and the other five days falling in our third quarter. The following table presents certain summary financial data for the U.S. Open for the twelve weeks ended September 6, 2005 (dollars in thousands):

Operating revenues	$40,956
Operating costs and expenses	27,116

EBITDA	$13,840

Continuing Operations. Excluding the impact of the U.S. Open, total operating revenues and EBITDA increased for same store resorts primarily due to higher average daily rate and spending at The Homestead.

The Homestead revenues increased 6% due to an $18 increase in average daily rate and increased spending as well as a slight increase in occupancy. Pinehurst revenues decreased primarily due to decreased merchandise sales in 2006. The 2005 merchandise sales were higher due to the sale of U.S. Open merchandise that occurred before and after the actual week of the U.S. Open and thus were not included in the summarized U.S. Open results noted above. Barton Creek operating revenues were comparable with an increase in average daily rate and spending offset by decreased occupancy.

All three resorts were able to effectively manage their variable costs, particularly in payroll and related areas as well as golf course maintenance. The result was an improvement of 1% in EBITDA generated from these additional revenues.

Depreciation and amortization increased slightly from $3.8 million in 2005 to $4.0 million in 2006.

Business and Sports Clubs

The following tables present certain summary financial information for our business and sports clubs segment for the twelve weeks ended September 6, 2005 and September 5, 2006 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2005	2006	2005	2006
Number of facilities at end of period in continuing operations	62	62	62	63
Operating revenues	$44,292	$45,673	$44,292	$45,708
Recognition of membership fees and deposits	475	498	475	498

Total operating revenues	$44,767	$46,171	$44,767	$46,206

Operating costs and expenses (1)	39,538	39,640	39,538	39,641

Segment EBITDA from continuing operations (1)	$5,229	$6,531	$5,229	$6,565

Segment EBITDA from discontinued operations (1)	$154	$159	$198	$159

Total Segment EBITDA (1)	$5,383	$6,690	$5,427	$6,724

(1)	Excludes intercompany consulting and support fees of $3.0 million and $3.0 million for Same Store and $3.0 and $3.1 million for Total, respectively in the twelve weeks ended September 6, 2005 and September 5, 2006.

Continuing Operations. Total operating revenues and EBITDA increased at same store business and sports clubs primarily due to increased membership dues and food and beverage private party revenues.

Membership trends for business and sports clubs historically decline in the early part of the year with positive recovery in the later part of the year and throughout the holiday season. Although we did see a typical trend of declining membership for the third quarter of 2006, it was lower than our decline for the third quarter of 2005. This trend, coupled with an annual price increase that generally occurs at the beginning of the year, resulted in a 4% overall increase in membership dues.

Food and beverage operations increased primarily due to more successful efforts in pre-booking private events resulting in a 4% increase in private party revenues. During the third quarter of 2006, cost of sales, payroll and other costs associated with the private events were well controlled resulting in a positive profit margin in overall food and beverage operations comparing 2005 to 2006.

Depreciation and amortization increased slightly from $2.0 million in 2005 to $2.1 million in 2006.

Discontinued Operations. The periods ended September 6, 2005 and September 5, 2006 include one property divested in 2006 and one property currently held for sale in discontinued operations.

Other Operations and Services – Continuing Operations

Other operations and services consist primarily of real estate operations and corporate services. Revenues primarily consist of fees we receive from third-party developers based on a percentage of their real estate sales. Revenues decreased from $5.2 million in 2005 to $3.9 million in 2006 primarily due to decreased lot sales in 2006.

Operating loss from other operations and services increased from $10.5 million in 2005 to $12.1 million in 2006 primarily due to the recognition of approximately $0.9 million in compensation expense related to the expensing of stock options and the expensing of costs related to our potential sale of the company of $0.6 million. Offsetting this were expenses of approximately $1 million incurred in 2005 in corporate services related to the hosting of the 2005 U.S. Open and decreased lot sales in 2006.

36 Weeks Ended September 6, 2005 Compared to 36 Weeks Ended September 5, 2006

Consolidated Operations – Continuing Operations

Results of operations in 2005 include the revenues and expenses related to hosting the 2005 U.S. Open. Excluding the impact of the U.S. Open, operating revenues increased in all three operating segments – country club and golf facilities, resorts and business and sports clubs – finishing the thirty-six weeks ended September 5, 2006 at a consolidated total of $678.1 million. The following narrative discussion excludes the impact of the 2005 U.S. Open from the thirty-six weeks ended September 6, 2005, unless otherwise indicated. Country club and golf facilities operating revenue increased 4% due to increases in dues income, food and beverage and golf operations revenues. Resorts operating revenue increased primarily related to increases in golf operations at Pinehurst, lodging and food and beverage revenues at all three resorts partially offset by decreases in retail sales at Pinehurst. Business and sports clubs operating revenue increased 3% primarily due to increased dues income and private party food and beverage revenue.

Operating costs and expenses for all segments increased primarily as a result of inflation. In addition to these expected increases, resorts operating costs and expenses decreased due to management of golf course maintenance costs as well as decreased retail sales. Country club and golf facilities operating costs and expenses increased due to increases in golf course maintenance and other golf expenses incurred to host a golf tournament that would normally have been covered by a sponsor. Business and sports clubs operating costs and expenses were negatively impacted by increased utilities costs. Utilities costs increased by $2.2 million or 8% for all three operating segments due primarily to higher pricing.

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

Consolidated Operations - Discontinued Operations

The periods ended September 6, 2005 and September 5, 2006 include two properties divested in 2005, three properties divested in 2006 and five properties currently held for sale in discontinued operations. Operating revenues for these properties decreased from $19.7 million in 2005 to $12.2 million in 2006. Net loss from these properties increased $2.1 million primarily due to a $3.0 million impairment charge taken in 2006. In accordance with SFAS 144, depreciation expense is not recorded beginning with the quarter a property is classified as held for sale.

Segment and Other Information – 36 Weeks

Country Club and Golf Facilities

The following tables present certain summary financial information for our country club and golf facilities segment for the thirty-six weeks ended September 6, 2005 and September 5, 2006 (dollars in thousands):

	Same Store Country Club and Golf Facilities		Total Country Club and Golf Facilities
	2005	2006	2005	2006
Number of facilities at end of period in continuing operations	90	90	93	93
Operating revenues	$333,220	$345,267	$335,807	$350,476
Recognition of membership fees and deposits	17,889	16,307	17,973	16,382

Total operating revenues	$351,109	$361,574	$353,780	$366,858
Operating costs and expenses (1)	265,304	276,797	266,938	280,325

Segment EBITDA from continuing operations (1)	$85,805	$84,777	$86,842	$86,533

Segment EBITDA from discontinued operations (1)	$(79)	$433	$(387)	$(209)

Total Segment EBITDA (1)	$85,726	$85,210	$86,455	$86,324

(1)	Excludes intercompany consulting and support fees of $18.4 million and $19.4 million for Same Store and $18.8 million and $19.8 million for Total in the thirty-six weeks ended September 6, 2005 and September 5, 2006, respectively.

Continuing Operations. Total operating revenues increased for same store country club and golf facilities primarily due to increased membership dues, golf operations and food and beverage revenues while EBITDA decreased primarily due to increased golf operations expenses.

Membership trends for golf and country clubs historically decline in colder months of the year with positive recovery in the spring as weather becomes more favorable for golf. Our year-to-date memberships trends have been more positive when comparing 2006 versus 2005. This trend, coupled with an annual price increase that generally occurs at the beginning of the year, resulted in a 5% overall increase in membership dues.

Golf operations revenue increased primarily due to increased rounds played due to more favorable weather in 2006 as compared to 2005 and increased merchandise sales. Abnormally heavy rains on the West coast in 2005 resulted in lower golf revenues for those clubs in peak season in 2005. Golf course maintenance expenses increased due to inflation as well as higher oil and gas costs resulting in overall decreased net profit from golf operations in the current year. Our annual dues price increases, in part, are designed to cover these increased maintenance costs. In addition, we incurred costs to host a tournament that would normally have been covered by a sponsor. We have received a partial reimbursement of these costs in 2006 and are negotiating an additional reimbursement of approximately $1.0 million before year-end.

Food and beverage revenues increased as a result of increased a la carte spending as well as private party events primarily due to better economic conditions. An increase in a la carte covers and increased check average resulted in a 4% increase in a la carte revenues. In addition, efforts to pre-book private parties were more successful. The outcome was an increase in the number of events held in 2006 resulting in a 4% increase in revenues. Cost of sales and payroll and related expenses were slightly higher during the current year resulting in a decreased net profit in food and beverage operations.

Depreciation and amortization increased from $33.8 million in 2005 to $35.5 million in 2006 due to additions during the previous year.

Discontinued Operations. The periods ended September 6, 2005 and September 5, 2006 include two properties divested in 2005, two managed properties divested in 2006 and four properties currently held for sale in discontinued operations.

Resorts

The following tables present certain summary financial data and lodging data for our resort segment for the thirty-six weeks ended September 6, 2005 and September 5, 2006 (dollars in thousands, except lodging data):

	Same Store Resorts		Total Resorts
	2005	2006	2005	2006
Number of facilities at end of period in continuing operations (1)	3	3	3	4
Operating revenues	$195,325	$150,695	$195,325	$151,072
Recognition of membership fees and deposits	4,092	3,784	4,092	3,784

Total operating revenues	$199,417	$154,479	$199,417	$154,856
Operating costs and expenses (2)	151,254	116,521	151,254	116,521

Segment EBITDA from continuing operations (2)	$48,163	$37,958	$48,163	$38,335

Segment EBITDA from discontinued operations	$—	$—	$—	$—

Total Segment EBITDA (2)	$48,163	$37,958	$48,163	$38,335

Lodging data (3 resorts) (1)
Room nights available	297,652	297,652
Room nights sold	179,810	180,704
Paid occupancy rate	60.4%	60.7%
Average daily rate (3)	$189	$196
Revenue per occupied room (4)	$738	$762

(1)	Number of facilities and lodging data is comprised of data from wholly owned resorts consisting of Pinehurst, The Homestead and Barton Creek. In the first quarter of 2006, we signed an agreement to manage Ocean Edge Resort and Golf Club on Cape Cod. Management fee revenue for the thirty-six weeks ended September 5, 2006 is included in Total Resorts operating revenues.
(2)	Excludes intercompany consulting and support fees of $3.9 million and $4.0 million for Same Store and Total in the thirty-six weeks ended September 6, 2005 and September 5, 2006, respectively.
(3)	Average daily rate is based on the average room rate per day for the year-to-date.
(4)	Revenue per occupied room is based on total operating revenues excluding membership dues, recognition of member initiation fees and net managed rooms commissions.

Results of operations in 2005 include a portion of the revenues and expenses related to hosting the 2005 U.S. Open. The U.S. Open week was seven days long with two of the days falling in our second quarter and the other five days falling in our third quarter. The following table presents certain summary financial data for the U.S. Open for the thirty-six weeks ended September 6, 2005 (dollars in thousands):

Operating revenues	$50,467
Operating costs and expenses	36,517

EBITDA	$13,950

Continuing Operations. Excluding the impact of the U.S. Open, total operating revenues and EBITDA increased for same store resorts primarily due to higher occupancy at Pinehurst and higher average daily rate and spending at Barton Creek and The Homestead.

Barton Creek revenues increased 7% due to a slight increase in occupancy, a $9 increase in average daily rate and increased spending as Barton Creek carried forward its momentum from 2005 due to strong economic conditions. Pinehurst revenues increased 3% primarily due to an increase in occupancy. In addition, Pinehurst increased the greens fee prices on several of its courses and increased the total number of rounds played resulting in higher revenue from golf operations. The Homestead revenues increased 3% due to a $15 increase in average daily rate and increased spending.

All three resorts were able to effectively manage their variable costs, particularly in payroll and related areas as well as golf course maintenance. The result was an improvement of 2% in EBITDA generated from these additional revenues.

Depreciation and amortization increased slightly from $11.3 million in 2005 to $11.7 million in 2006.

Business and Sports Clubs

The following tables present certain summary financial information for our business and sports clubs segment for the thirty-six weeks ended September 6, 2005 and September 5, 2006 (dollars in thousands):

	Same Store Business and Sports Clubs		Total Business and Sports Clubs
	2005	2006	2005	2006
Number of facilities at end of period in continuing operations	62	62	62	63
Operating revenues	$142,180	$146,455	$142,180	$146,559
Recognition of membership fees and deposits	1,453	1,480	1,453	1,480

Total operating revenues	$143,633	$147,935	$143,633	$148,039

Operating costs and expenses (1)	121,982	123,232	121,982	123,234

Segment EBITDA from continuing operations (1)	$21,651	$24,703	$21,651	$24,805

Segment EBITDA from discontinued operations (1)	$549	$473	$666	$538

Total Segment EBITDA (1)	$22,200	$25,176	$22,317	$25,343

(1)	Excludes intercompany consulting and support fees of $9.0 million and $9.2 million for Same Store and $9.1 and $9.3 million for Total, respectively in the thirty-six weeks ended September 6, 2005 and September 5, 2006.

Continuing Operations. Total operating revenues and EBITDA increased at same store business and sports clubs primarily due to increased membership dues and food and beverage private party revenues.

Membership trends for business and sports clubs historically decline in the early part of the year with positive recovery in the later part of the year and throughout the holiday season. Although we did see a typical trend of declining membership for the first three quarters of 2006, it was lower than our decline for the first three quarters of 2005. This trend, coupled with an annual price increase that generally occurs at the beginning of the year, resulted in a 3% overall increase in membership dues.

Food and beverage operations increased primarily due to more successful efforts in pre-booking private events resulting in a 5% increase in private party revenues. During the first three quarters of 2006, cost of sales, payroll and other costs associated with the private events were well controlled resulting in a positive profit margin in overall food and beverage operations comparing 2005 to 2006.

Depreciation and amortization increased from $6.0 million in 2005 to $6.2 million in 2006.

Discontinued Operations. The periods ended September 6, 2005 and September 5, 2006 include one property divested in 2006 and one property currently held for sale in discontinued operations.

Other Operations and Services – Continuing Operations

Other operations and services consist primarily of real estate operations and corporate services. Revenues primarily consist of fees we receive from third-party developers based on a percentage of their real estate sales. Revenues decreased from $10.5 million in 2005 to $8.3 million in 2006 primarily due to decreased lot sales in 2006.

Operating loss from other operations and services increased from $34.2 million in 2005 to $43.4 million in 2006 primarily due to the following: (a) recognition of approximately $2.4 million in compensation expense related to the expensing of stock options, (b) an increase in payroll and payroll related costs, (c) expensing of costs related to the potential sale of the company of $0.7 million and (d) decreased lot sales in 2006. The results in 2005 also include approximately $1 million of expenses in corporate services related to the hosting of the 2005 U.S. Open.

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

Our cash position decreased to $138 million as of September 5, 2006 compared to $189 million as of December 27, 2005. The primary reason for the reduction was the paydown of $32 million related to a refinancing of a portion of our debt with Pacific Life as well as paying down more than $21 million of maturing debt during 2006. Our debt has been paid down to $611 million as of September 5, 2006 representing payments of approximately $68 million since December 27, 2005.

Historically, we have financed our operations and cash needs primarily through cash flows from operations, debt and, to a lesser extent, proceeds from divestitures. We anticipate using cash flow from operations in 2006 principally to fund planned capital replacement expenditures and repay debt and build cash reserves as well as grow and expand our business through a combination of improvements and expansions of existing facilities, on which we have spent approximately $72 million year-to-date. Based on our current projections, we believe our current assets and cash flow from operations are sufficient to meet our anticipated working capital and operating needs for the next twelve months as well as support our anticipated capital expenditures.

Debt

In early 2006, we amended a loan agreement with Pacific Life representing approximately $37 million of debt maturing in 2006 and established a secured $50 million line of credit which will mature in 2010. As a result, we paid down approximately $32 million and transferred the remaining $5 million as an initial draw on the line of credit which remains outstanding as of September 5, 2006.

Under the provisions of certain of our debt agreements with Textron Financial Corporation (“Textron”), we are required to maintain debt service coverage ratios at both the portfolio and individual property level. Certain of these individual loans have cross-default provisions; therefore, a default on an individual loan triggers a default on the portfolio. As of September 5, 2006, the debt service coverage ratio was below the minimum level for three individual properties participating in the loan, thereby causing the entire loan ($52 million in principal amount) to be in technical default. Subsequent to September 5, 2006, we cured the noncompliance by obtaining letters of credit totaling $4.7 million.

Cash and Cash Flow

Our cash flow from operations was $87 million for the thirty-six weeks ended September 5, 2006, an increase of $5 million compared to 2005. We utilize cash to fund operations, maintain our properties, pay down our debt and related interest, and, to a limited extent, buy back company stock. In 2006, we have reduced our debt by nearly $68 million while only decreasing our cash and cash equivalents by $50 million. For 2006, we are considering additional investments in improving and expanding our existing properties or acquiring new properties.

Capital Spending

The nature of our business requires us to invest a significant amount of capital in our existing properties to maintain them. For the thirty-six weeks ended September 5, 2006, we have expended approximately $55 million in maintenance capital, and we anticipate spending an additional $13 million for the remainder of fiscal 2006.

In addition to maintaining our properties, we also spend discretionary capital to expand or improve existing properties and to enter into new business opportunities. Capital expansion funding totaled approximately $17 million for the thirty-six weeks ended September 5, 2006, and we anticipate spending an additional $20 million for the remainder of fiscal 2006 for expansion and improvement projects on clubs and resorts we feel have a high potential for return on investment.

Risks

We believe that we have sufficient and stable funds to allow us to operate our business for the next twelve months as well as evaluate growth opportunities during 2006 and beyond. However, the occurrence of any of the following events might limit our ability to fund operations or provide adequate capital funding:

•	Lack of compliance with debt covenants – currently our defaults on the Textron note are cured by letters of credit. However, should operations cause adverse results at one or a group of properties, we could be put in a position of having to pay down debt or secure additional financing.

•	Exercise of the limited put right by our ESOP – As a means of providing liquidity to the trustees of the Amended Plan, we have provided the trustees a limited put right (the “Redemption Right”) to cause us to redeem Common Stock, held in trust on behalf of the Amended Plan, at the most recent appraised fair market value as necessary, in the event the trust does not have adequate resources, to meet the following requirements: (1) to fund a participant’s distribution in cash, (2) to diversify a participant’s account in accordance with Internal Revenue Code Section 401(a)(28), (3) to pay expenses incurred by the trustees, and (4) to comply with directions from the plan administrator. The Redemption Right has never been exercised by the Amended Plan. We do not expect that the Redemption Right will be exercised to a significant extent in 2006, but if it is, we could be required to repurchase shares of Common Stock.

•	Amendment to Omnibus Stock Plan – Effective June 26, 2006, we amended our stock option plan to include a change in control provision if the company is sold in connection with our current agreement and plan of merger. All outstanding options will become 100% vested upon closing and cash will be paid for the in-the-money value of the options. This provision is only effective if a sale occurs in connection with our current agreement and plan of merger. The aggregate intrinsic value of our outstanding options as of September 5, 2006 was approximately $25 million (See Note 2 of the Notes to Condensed Consolidated Financial Statements).

•	Exercise of certain rights by our third party investor – During 1999, we sold 9,375,000 shares of common stock and warrants to acquire 1,012,500 shares of common stock to The Cypress Group. Beginning in December 2004, we are obligated under certain defined conditions to offer to repurchase a portion of their outstanding shares if we are below a defined leverage ratio. This calculation is performed annually on December 1st. Based on the 2005 calculation, we were above the stated leverage ratio and were not required to offer to repurchase any shares. If our actual future operating results differ materially from expectations, we could fall below the leverage ratio at the next annual calculation date and would be required to offer to repurchase a portion of their shares of Common Stock. We do not anticipate this occurring in 2006.

•	Natural disaster or catastrophic events - Events out of our control could cause significant operational implications and/or an inability to obtain financing.

With the exception of the possible sale of the company, we do not anticipate any of the above situations occurring. Additionally, these risks are somewhat mitigated due to the fact that a significant portion of our capital expansions and new growth spending is discretionary. However, we cannot assure you that these events will not occur.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

During the thirty-six weeks ended September 5, 2006, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Annual Report on Form 10-K for the year ended December 27, 2005. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments” in the Form 10-K for the year ended December 27, 2005 for a detailed discussion.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the twelve weeks ended September 5, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ClubCorp, Inc.

Date: October 19, 2006	By:	/s/ Jeffrey P. Mayer
Jeffrey P. Mayer
Chief Financial Officer